Form 10-Q
period 2010-06-30
IntraLinks Holdings, Inc.
filed 2010-09-01
CIK 1488075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 001-34832

INTRALINKS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8915510
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

150 East 42nd Street, 8th Floor, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

(212) 543 -7700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐     No   ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☑    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 31, 2010
Common Stock, par value $.001 per share	49,328,658

INTRALINKS HOLDINGS, INC
QUARTERLY REPORT ON FORM 10-Q
For the quarter ended June 30, 2010

Table of Contents

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management’s belief and assumptions, and on information currently available to our management.  We generally identify forward looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. These statements are only predictions. We have based these forward looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, results of operations and financial condition. Accordingly, you should not rely upon forward looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward looking statements will be achieved or occur, and actual results could differ materially from those projected in the forward looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These risks, uncertainties and other factors are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Risk Factors” in Item 1A of Part II of this Form 10-Q and elsewhere in this Quarterly Report on Form 10-Q.  The forward looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. Except as may be required by law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Unless the context otherwise indicates, references in this report to the terms “IntraLinks”, “we,” “our” and “us” refer to IntraLinks Holdings, Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
INTRALINKS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and per Share Data)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$15,931	$30,481
Restricted cash	87	87
Accounts receivable, net of allowances of $2,392 and $2,470, respectively	32,064	25,898
Investments	5,218	3,414
Deferred taxes	6,979	6,979
Prepaid expenses and other current assets	8,960	6,355
Total current assets	69,239	73,214

Fixed assets, net	10,286	7,064
Capitalized software, net	24,099	20,734
Goodwill	215,478	215,478
Other intangibles, net	175,178	189,604
Other assets	2,473	3,247
Total assets	$496,753	$509,341

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$8,721	$8,870
Accrued expenses and other current liabilities	14,066	21,958
Deferred revenue	31,467	26,795
Total current liabilities	54,254	57,623
Long term debt	293,171	290,513
Deferred taxes	38,268	42,719
Other long term liabilities	4,057	4,040
Total liabilities	389,750	394,895
Commitments and contingencies (Note 11)
Redeemable convertible preferred stock:
Series A $0.001 par value, 36,000,000 shares authorized; 35,863,270 and 35,864,887 shares issued and outstanding (liquidation preference of $176,596 and $176,604) as of June 30, 2010 and December 31, 2009, respectively	176,617	176,478
Stockholders' deficit
Common stock, $0.001 par value; 41,000,000 shares authorized; 3,197,845 and 3,152,669 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	3	3
Additional paid-in capital	6,049	4,302
Accumulated deficit	(75,801)	(66,377)
Accumulated other comprehensive income	135	40
Total stockholders' deficit	(69,614)	(62,032)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$496,753	$509,341

The accompanying notes are an integral part of these consolidated financial statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and per Share Data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue	$44,409	$32,863	$84,341	$67,486
Cost of revenue	11,555	12,692	23,031	26,849
Gross profit	32,854	20,171	61,310	40,637
Operating expenses:
Product development	4,461	2,890	8,743	6,016
Sales and marketing	19,106	13,806	38,126	27,943
General and administrative	7,595	5,196	13,142	9,541
Restructuring costs (Note 10)	-	245	-	293
Total operating expenses	31,162	22,137	60,011	43,793
Income (loss) from operations	1,692	(1,966)	1,299	(3,156)
Interest expense, net	7,109	7,025	14,136	14,025
Amortization of debt issuance costs	457	473	914	950
Other (income) expense	(361)	(1,461)	(286)	9,701
Net loss before income tax	(5,513)	(8,003)	(13,465)	(27,832)
Income tax benefit	(1,568)	(2,922)	(4,041)	(10,632)
Net loss	$(3,945)	$(5,081)	$(9,424)	$(17,200)

Net loss per common share - basic and diluted	$(1.78)	$(3.30)	$(4.42)	$(11.81)

Weighted average number of shares used in calculating net loss per share - basic and diluted	2,210,438	1,537,432	2,133,393	1,456,094

The accompanying notes are an integral part of these consolidated financial statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(unaudited)

	Six Months Ended June 30,
	2010	2009
Net loss	$(9,424)	$(17,200)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,607	5,886
Stock-based compensation expense	1,744	817
Amortization of intangible assets	14,426	20,503
Amortization of debt discount	78	78
Amortization of debt issuance cost	914	950
Provision for bad debts and customer credits	175	407
Gain on disposal of fixed assets	(28)	-
Change in deferred taxes	(4,450)	(6,660)
(Gain) loss on interest rate swap	(755)	4,599
Non-cash interest expense	3,255	5,538

Changes in operating assets and liabilities:
Restricted cash	-	362
Accounts receivable	(6,344)	(792)
Prepaid expenses and other current assets	(1,819)	(843)
Other assets	(19)	50
Accounts payable	(129)	(1,938)
Accrued expenses and other liabilities	(6,159)	(3,002)
Deferred revenue	5,013	(803)
Net cash provided by operating activities	4,085	7,952
Cash flows from investing activities:

Capital expenditures	(5,711)	(2,571)
Capitalized software development costs	(8,544)	(4,530)
Purchase of investments	(4,318)	-
Sale of investments	2,550	-
Net cash used in investing activities	(16,023)	(7,101)
Cash flows from financing activities:

Proceeds from exercise of stock options	138	1
Capital lease payments	(27)	(65)
Offering costs paid in connection with initial public offering	(881)	-
Repayments of long-term debt	(1,854)	(2,535)
Net cash used in financing activities	(2,624)	(2,599)
Effect of foreign exchange rate changes on cash and cash equivalents	12	(85)
Net decrease in cash and cash equivalents	(14,550)	(1,833)
Cash and cash equivalents at beginning of period	30,481	24,671
Cash and cash equivalents at end of period	$15,931	$22,838

The accompanying notes are an integral part of these consolidated financial statements.

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of IntraLinks Holdings, Inc. (“IntraLinks Holdings”) and its subsidiaries (collectively, the “Company”). The consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP” or “U.S. GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.  The Company believes that the disclosures are adequate to make the information presented not misleading.

On August 5, 2010, the SEC declared effective the Company’s registration statement on Form S-1, as amended (File No. 333-165991) (the “Registration Statement”), in connection with its initial public offering of 11,000,000 shares of Common Stock, par value $0.001 per share (“Common Stock”), at a public offering price of $13.00 per share. The offering closed on August 11, 2010. Upon consummation of the Company’s initial public offering, all outstanding shares of Series A Preferred Stock converted to 35,101,716 shares of Common Stock.

The financial statements contained herein should be read in conjunction with the Company’s audited consolidated financial statements and related notes to audited consolidated financial statements included in the Registration Statement.

In the opinion of management, the accompanying unaudited consolidated financial data contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented.  The Company’s historical results are not necessarily indicative of future operating results, and the results for the first six months ended June 30, 2010 are not necessarily indicative of results to be expected for the full year or for any other period.

2.	Summary of Significant Accounting Policies

During the six months ended June 30, 2010, there were no material changes to the Company’s significant accounting policies from those contained in the Company’s audited consolidated financial statements (and notes thereto) for the year ended December 31, 2009.

Recently Adopted Accounting Pronouncements

In June 2009, the FASB issued two updates, now codified under Accounting Standards Update (“ASU”) 2009-16, Transfers and Servicing (Topic 860), Accounting for Transfers of Financial Assets (“ASU 2009-16”), and ASU 2009-17, Consolidations (Topic 810), Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”).    ASU 2009-16 amends the derecognition guidance in Accounting Standards Codification (“ASC”) 860, Transfer and Servicing, and eliminates the exemption from consolidation for qualifying special-purpose entities (‘‘QSPEs’’). As a result, a transferor will need to evaluate all existing QSPEs to determine whether they must now be consolidated in accordance with ASU 2009-17.  The amendments will significantly affect the overall consolidation analysis under ASC 810, Consolidation (‘‘ASC 810’’), and all entities and enterprises currently within the scope of ASC 810, as well as QSPEs that are currently excluded from the scope of ASC 810. ASU 2009-16 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. ASU 2009-17 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The Company adopted this guidance as of January 1, 2010. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures About Fair Value Measurements (‘‘ASU 2010-06’’), which amends ASC 820, Fair Value Measurements and Disclosures, to add new requirements for disclosures about transfers into and out of Level 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. Early adoption is permitted. The Company adopted the guidance related to the Level 1 and 2 disclosures during the three months ended March 31, 2010, and is currently evaluating the impact of the provisions of ASU 2010-06, related to the Level 3 disclosures, on the consolidated financial statements.  The Company does not expect this to have a material impact on its consolidated financial statements, since as of June 30, 2010, the Company no longer has any assets or liabilities measured at fair value using Level 3 inputs.  See Note 3 for further discussion.

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements  (“ASU 2009-13”). ASU 2009-13 amends the current guidance on arrangements with multiple deliverables under ASC 605-25,  Revenue Recognition — Multiple-Element Arrangements , to (a) eliminate the separation criterion that requires entities to establish objective and reliable evidence of fair value for undelivered elements; (b) establish a selling price hierarchy to help entities allocate arrangement consideration to the separate units of account; (c) eliminate the residual allocation method which will be replaced by the relative selling price allocation method for all arrangements; and (d) significantly expand the disclosure requirements. ASU 2009-13 is effective for new or materially modified arrangements in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. If early adoption is elected and the period of adoption is not the beginning of the fiscal year, retrospective application from the beginning of the fiscal year of adoption and additional disclosure are required. Retrospective application for all prior periods presented in the financial statements is also permitted, but not required. The Company is currently evaluating the impact, if any, of these provisions of ASU 2009-13 on the consolidated financial statements.

3.	Fair Value Measurements

At June 30, 2010, the Company held investments in auction rate securities (“ARS”) at par value of $900.  The Company determined that the par value of the ARS represented the fair value as of June 30, 2010 based on the Company’s intent and ability to require UBS AG (“UBS”) to redeem the ARS at par value beginning on June 30, 2010.  On July 1, 2010, at the Company’s request under the agreement, UBS redeemed the ARS at par value.  The Company determined the fair value of the ARS at June 30, 2010 using Level 2 inputs, since the value of the ARS was determined based on quoted prices for similar assets in markets that are not active.  At June 30, 2010, the fair value of the ARS of $900 represents an increase of $36 over the prior period measurements after considering redemptions totaling $2,550 during the six months ended June 30, 2010.  The fair value of the ARS was classified as a current asset (within Investments), on the June 30, 2010 Consolidated Balance Sheet.

At June 30, 2010, the fair value of the agreement with UBS, which provided the Company with rights related to its investments in ARS (the “Rights”), was determined to be $0, for the reasons described above regarding the ability of the Company to redeem the ARS at par value beginning June 30, 2010.  The loss on the decrease in fair value of the Rights offset the gain on the ARS portfolio, resulting in no impact on the Consolidated Statement of Operations for the three and six months ended June 30, 2010.

As of June 30, 2010, the fair values of the Company’s financial assets and liabilities are categorized as presented in the table below:

	Total	Level 1	Level 2	Level 3
Assets
Money market funds as cash equivalents	$2,513	$2,513	$-	$-
Money market funds as restricted cash	$87	$87	$-	$-
Bank time deposits, maturities in excess of three months	$4,318	$-	$4,318	$-
Investments in ARS	$900	$-	$900	$-
Liability
Interest rate swap(a)	$7,673	$-	$7,673	$-

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

(a) Based on one-month U.S. Dollar LIBOR index, inclusive of a $360 credit valuation adjustment (see Note 7).

During the three and six months ended June 30, 2010, there were no transfers in or out of the Company’s Level 1 or Level 2 assets or liabilities, except for the ARS which were measured using Level 2 inputs as of June 30, 2010, as described above.  Prior to June 30, 2010, the Company utilized Level 3 inputs to measure the ARS.  As such, the changes in fair value of the ARS and Rights during the three and six months ended June 30, 2010 are as follows:

ARS

Balance at December 31, 2009	$3,414
Redemptions	(550)
Gain on ARS portfolio	9
Balance at March 31, 2010	$2,873
Gain on ARS portfolio	27
Redemptions	(2,000)
Balance at June 30, 2010	$900

Guarantee Rights Options

Balance at December 31, 2009	$36
Loss on Rights	(9)
Balance at March 31, 2010	$27
Loss on Rights	(27)
Balance at June 30, 2010	$-

4.	Goodwill and Other Intangibles

There were no changes in the carrying amount of goodwill through June 30, 2010.

As of June 30, 2010, Other intangibles consists of the following:

	Definite - Lived Intangible Assets
	Developed	Customer		Non-Compete
	Technology	Relationships	Trade Name	Agreement	Total
Net book value at December 31, 2009	$72,251	$105,720	$11,522	$111	$189,604
Amortization	(3,309)	(3,544)	(304)	(61)	(7,218)
Net book value at March 31, 2010	$68,942	$102,176	$11,218	$50	$182,386
Amortization	(3,309)	(3,544)	(305)	(50)	(7,208)
Net book value at June 30, 2010	$65,633	$98,632	$10,913	$-	$175,178

The Company has not identified impairment for any of the definite-lived intangible assets and no additional definite-lived intangible assets have been acquired through June 30, 2010.

Total intangible amortization expense is classified in each of the operating expense categories for the periods included below as follows:

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Cost of revenue	$3,309	$6,067	$6,618	$12,685
Product development	-	-	-	-
Sales and marketing	3,544	3,544	7,088	7,088
General and administrative	355	365	720	730
Total	$7,208	$9,976	$14,426	$20,503

Estimated intangible amortization expense on an annual basis for the succeeding five years is as follows:

For the Year Ended December 31,	Amount
2010 (remainder)	$14,315
2011	28,630
2012	25,762
2013	23,335
2014	23,335
Thereafter	59,801
Total	$175,178

5.	Fixed Assets and Capitalized Software

Fixed assets consisted of the following at:
	June 30,	December 31,
	2010	2009
	(unaudited)

Computer and office equipment and software	$16,079	$10,642
Furniture and fixtures	705	644
Leasehold improvements	1,680	1,528
Total fixed assets	18,464	12,814
Less: Accumulated depreciation and amortization	(8,178)	(5,750)
Fixed assets, net	$10,286	$7,064

Depreciation expense relating to fixed assets for the three and six months ended June 30, 2010 was $1,528 and $2,427, respectively, compared to $1,119 and $2,021 for the three and six months ended June 30, 2009, respectively.

On March 5, 2010, the Company entered into an equipment sales agreement to purchase previously leased equipment from the lessor for $3,424, thereby releasing the Company from any further commitment or obligation for continued operating lease payments.  The Company made the final payment for the purchase of the equipment in April 2010, at which time title of the assets that were previously subject to the lease arrangement passed to the Company.  The cost of the purchased equipment is being depreciated over the remaining useful lives of the respective assets.  During the six months ended June 30, 2010 the Company recorded $598 of depreciation expense related to the purchased equipment.

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

Capitalized software consisted of the following at:

	June 30,	December 31,
	2010	2009
	(unaudited)

Capitalized software	$38,851	$30,307
Less: Accumulated amortization	(14,752)	(9,573)
Capitalize software, net	$24,099	$20,734

Amortization expense of capitalized software for the three and six months ended June 30, 2010 was $2,734 and $5,180, respectively, compared to $1,804 and $3,866 for the three and six months ended June 30, 2009, respectively.

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at:

	June 30,	December 31,
	2010	2009
	(unaudited)
Sales commissions	$3,692	$8,316
Current portion of interest rate swap	4,655	5,115
Current portion of long - term debt	1,350	2,530
Professional fees	307	275
Restructuring reserve	-	732
Current portion of capital lease obligations	-	29
Accrued interest payable	54	53
Other accrued expenses	4,008	4,908
Total accrued expenses and other current liabilities	$14,066	$21,958

7.	Debt and Derivative Financial Instrument

Debt

Long-term debt consisted of the following at:

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

	June 30,	December 31,
	2010	2009
	(unaudited)

First Lien Credit Agreement (“First Lien Credit Facility”)	$127,911	$129,765
Second Lien Credit Agreement (“Second Lien Credit Facility”):
– Tranche B, net of discount of $691 and $768, respectively	29,309	29,232
– Tranche C	35,000	35,000
Holdings Senior PIK Credit Agreement (“PIK Loan”)	102,301	99,046
Total notes	294,521	293,043
Less: current portion	(1,350)	(2,530)
Total long-term debt	$293,171	$290,513

Based on available market information, the estimated fair value of the Company’s long-term debt was approximately $271,205 as of June 30, 2010.

First Lien Credit Facility

The First Lien Credit Facility provides for term loans in the aggregate principal amount of $135,000, and quarterly installment payments equal to 0.25% of the initial principal balance due on the last day of each quarter, which commenced on September 30, 2007 and continues for 27 installments, with the balance due in a final installment on June 15, 2014.   Additionally, the First Lien Credit Facility includes a requirement for mandatory prepayments based on excess free cash flow. Term loans under the First Lien Credit Facility bear interest at the Eurodollar Rate (as defined in the credit agreement) plus 2.75% per annum, which was 3.10% as of June 30, 2010.

In March 2009, the Company made an election allowable by the credit agreement to change the basis which determines the variable Eurodollar interest rate from three-month LIBOR to one-month LIBOR, with a corresponding change in the timing of interest payments to be due on the last business day of each month (whereas prior to this change they were due on the last day of each quarter).

The First Lien Credit Facility also provides for a $15,000 revolving line of credit, of which $12,613 was unused as of June 30, 2010.   At June 30, 2010, $1,587 of the revolving line of credit was reserved for standby letters of credit for operating lease agreements related to the Company’s various office locations.  During the three months ended June 30, 2010 an additional $800 of the revolving line of credit was reserved for a standby letter of credit related to the Company’s corporate card utilized by executives and certain other employees. The interest rate on the unutilized portion of the revolving line of credit was 0.5% for the three and six months ended June 30, 2010.

The current portion of long-term debt reflects the quarterly mandatory principal payments of approximately $338 on the First Lien Credit Facility due in the following year. Current portion of long-term debt aggregated to $1,350 for the period ended June 30, 2010.

Second Lien Credit Facility

The Second Lien Credit Facility provides for two tranches of term loans, Tranche B in the amount of $30,000 and Tranche C in the amount of $35,000. Both tranches are due in full on the maturity date of December 15, 2014. Tranche B bears interest at the rate of 11.0% per annum through its maturity date. Tranche C bears interest at the Eurodollar Rate (as defined in the credit agreement) plus 5.75% per annum, which was 6.10% at June 30, 2010. Interest payments for Tranche B are due on the last business day of each March, June, September and December.

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

Similar to the change noted for the First Lien Credit Facility above, in March 2009, the Company made an election allowable by the credit agreement to change the basis which determines the variable Eurodollar interest rate on the Tranche C term loan from three-month LIBOR to one-month LIBOR, with a corresponding change in the timing of interest payments to be due on the last business day of each month.

The Second Lien Credit Facility permits, at the Company’s option, interest on the Tranche C term loan to be payable in full or in part in kind by adding the accrued interest to the principal of the term loans, which thereafter accrues interest at the rate stated above, plus a PIK margin of 0.5%. Through June 30, 2010, the Company has not paid any of the interest on the Tranche C term loan in kind, either in part or in full.

In connection with the 2007 merger transaction, pursuant to which IntraLinks, Inc. became a wholly-owned subsidiary of IntraLinks Holdings, Inc., which was owned by TA Associates, Inc., Rho Capital Partners, Inc. and other stockholders, former and current officers and employees of IntraLinks, Inc. (the “2007 Merger”), the Company issued and sold to affiliates of TA Associates, Inc., one of the Company’s 5% stockholders, an aggregate of 20,557,900 shares of Series A-2 preferred stock at a price of $4.92414 per share and 761,554 shares of Common Stock for a total of $761.55 and in consideration for the issuance of the $30,000 loan described above. The Company recognized a debt discount of $1,164 representing the relative fair value associated with the issuance of the 761,554 shares of Common Stock.

On May 14, 2010, the Company entered into an agreement with its lenders to amend the First Lien Credit Agreement and Second Lien Credit Agreement. The purpose of the amended credit agreements was to allow the Company to use net proceeds from its initial public offering for the repayment in full of the PIK Loan under the Holdings Senior PIK Credit Agreement and for the repayment of the Tranche B and Tranche C term loans under the Second Lien Credit Agreement on a pro rata basis. Under the terms of the existing First and Second Lien Credit Agreements, the Company was restricted with regards to repayment preference. The amendment of the First Lien Credit Agreement includes updated terms on the interest rate, including a floor of 1.5% (should the Company elect the Eurodollar Rate option) and an increase in the rate margin of 1.75%. The amendment of the Second Lien Credit Agreement includes updated terms on the interest rate of the Tranche C term loan, including a floor of 2.0% (should the Company elect the Eurodollar Rate option) and an increase in the rate margin of 0.75%. The updated interest rates under the amended credit agreements became effective immediately following the consummation of the Company’s initial public offering, which occurred on August 11, 2010. The amended credit agreements had no impact on the consolidated financial statements for the period ended June 30, 2010.

PIK Loan

The PIK Loan provides for loans in the amount of $75,000 that are due in full on the maturity date of June 15, 2015. The PIK Loan bears interest at the rate of 12.0% per annum prior to June 15, 2009 and 13.0% per annum thereafter. Interest payments are due on the last business day of each March, June, September and December, which commenced on June 30, 2007. PIK Loan interest is automatically payable in kind and added to the principal balance of the PIK Loan, which thereafter accrues interest. Under terms of the First Lien Credit Facility, the Company may elect to pay PIK Loan interest in cash in amounts up to $2,000 per year and an additional $7,500 over the term of the loan. On March 31, 2010, the Company exercised its option and elected to pay the quarterly interest due in cash of $3,219.  All PIK Loan interest for the three months ended June 30, 2010, was paid-in-kind, adding to the principal amount due. The effective interest rate on the PIK Loan for the three and six months ended June 30, 2010 was 13%.

The following table summarizes the interest expense incurred on long-term debt:

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
First Lien Credit Facility	$1,017	$1,073	$2,012	$2,496
Second Lien Credit Facility
– Tranche B, inclusive of $39, $39, $78, and $78, respectively, related to debt discount	873	873	1,737	1,737
– Tranche C	535	552	1,058	1,184
PIK Loan	3,255	2,860	6,474	5,569
Interest Rate Swap (see below)	1,441	1,710	2,884	3,100
Total interest expense on long-term debt	$7,121	$7,068	$14,165	$14,086

Derivative Financial Instrument

Interest Rate Swap Transaction

For the periods presented, the Company recorded the fair value of the interest rate swap liability as follows:

	June 30,	December 31,
	2010	2009
	(unaudited)
Intereset rate swap liability	$7,673	$8,427
Less: current portion as recorded within Accrued expenses and other current liabilities (see Note 6)	(4,655)	(5,115)
Total long-term liability as recorded within Other long - term liabilities	$3,018	$3,312

On July 19, 2007, the Company entered into an interest rate swap agreement that fixed the interest rate at 5.43% on a beginning notional amount of $170,000. The notional amount amortizes over a period ending June 30, 2012.

On March 25, 2009, in conjunction with the elections made on the First and Second Lien Credit Facility variable rate bases (from three-month LIBOR to one-month LIBOR, and quarterly interest payments to monthly), the Company amended the variable leg of its interest rate swap agreement to mirror the current terms of the First and Second Lien Facilities. The fixed rate payable on the interest rate swap was also revised from 5.43% to 5.25%.

The fair value of the interest rate swap derivative is derived from dealer quotes, which incorporate a credit valuation adjustment at the reporting date. The credit valuation adjustments represent discounts to consider the Company’s own credit risk, since the interest rate swap is in a liability position. Valuations may fluctuate considerably from period-to-period due to volatility in underlying interest rates, which is driven by market conditions and the duration of the swap. The Company recorded $360 in credit valuation adjustments during the three months ended June 30, 2010.  The value of the interest rate swap represents the estimate amount the Company would receive (or pay) to terminate the agreement at the respective measurement date.

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

Prior to March 25, 2009, the Company had not recorded any gain or loss due to ineffectiveness of the hedge, or as the result of a discontinuance of the hedge. Based on the changes made to the swap agreement on March 25, 2009, as of that date, the Company no longer qualified to use hedge accounting, and therefore recorded a loss of $10,653 during the three months ended March 31, 2009, which was reflected in Other (income) expense in the Consolidated Statement of Operations.  The loss of $10,653 represents the accumulated fair value adjustments that were recorded through Accumulated other comprehensive income on the Consolidated Balance Sheet, from the inception of the swap agreement through the date of the hedge de-designation.

The effects of derivative instruments on the consolidated financial statements were as follows for the periods presented (amounts presented excluded any income tax effects):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Location:
Other (income) expense	$(616)	$(1,599)	$(755)	$9,054

8.	Employee Stock Plans

The Company maintains several share-based compensation plans which are more fully described below.  Total stock-based compensation expense related to all of the Company’s stock awards was included in various operating expense categories for the periods included below, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Cost of revenue	$15	$18	$28	$40
Product development	162	59	288	130
Sales and marketing	379	63	706	79
General and administrative	435	261	722	568
Total	$991	$401	$1,744	$817

2007 Restricted Preferred Stock Plan

The maximum number of restricted Series A-1 Preferred shares authorized and issued under the 2007 Restricted Preferred Stock Plan was 2,033,320, all of which were granted on June 15, 2007, in conjunction with the 2007 Merger. No additional shares under the Restricted Preferred Stock Plan have been authorized or issued through June 30, 2010.

The following table summarizes the Restricted Preferred Stock Plan activity for the three and six months ended June 30, 2010:

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

	Shares	Weighted Average Grant Date Fair Value

Non-vested shares at December 31, 2009	48,065	$4.92
Vested	(19,897)	4.92
Cancelled	(1,617)	4.92
Non-vested shares at March 31, 2010	26,551	4.92
Vested	(19,082)	4.92
Non-vested shares at June 30, 2010	7,469	$4.92

The aggregate intrinsic value of restricted Series A-1 Preferred shares outstanding at June 30, 2010 was $71.  The intrinsic value for restricted Series A-1 Preferred shares is calculated based on the fair value of the underlying awards and the calculated fair value of such awards as of each respective period-end-date.

Stock based compensation for the restricted Series A-1 Preferred shares during the three and six months ended June 30, 2010 was $62 and $139, respectively, and $145 and $303, respectively, for the three and six months ended June 30, 2009.

Upon consummation of the Company’s initial public offering on August 11, 2010, all outstanding shares of Series A-1 Preferred Stock converted into shares of Common Stock.

2007 Stock Option and Grant Plan

The maximum number of shares of Common Stock initially reserved and available for issuance under the 2007 Stock Option and Grant Plan was 4,000,000 shares. Under the 2007 Stock Option and Grant Plan, the maximum number of shares will increase by one share automatically for every share of restricted Series A-1 Preferred issued under the Restricted Preferred Stock Plan that fails to vest and is cancelled.

The following table summarizes the weighted average values of the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the period presented:

Six Months Ended
June 30, 2010
Expected volatility	76.6%
Expected life of option	6.16 Years
Risk free interest rate	2.73%
Estimated forfeiture rate	11% - 20%
Expected dividend yield	0%

There were no awards granted during the three months ended June 30, 2010 and the three and six months ended June 30, 2009.

The following table summarizes stock option activity for the three and six months ended June 30, 2010:

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2009	1,585,243	$2.03
Granted	1,010,000	6.76
Exercised	(72,365)	1.59
Cancelled	(36,023)	2.06
Outstanding at March 31, 2010	2,486,855	3.97
Exercised	(14,597)	1.59
Cancelled	(62,792)	2.57
Outstanding at June 30, 2010	2,409,466	$4.03

At June 30, 2010 the aggregate intrinsic value of stock options outstanding and exercisable was $13,264 and $5,370, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the calculated fair value of such awards as of each respective period-end date.

The following table summarizes non-vested stock option activity for the three and six months ended June 30, 2010:

	Shares	Weighted Average Grant Date Fair Value

Non-vested options outstanding at December 31, 2009	972,811	$3.35
Granted	1,010,000	7.05
Vested	(85,003)	2.51
Cancelled	(16,288)	4.04
Non-vested options outstanding at March 31, 2010	1,881,520	5.36
Vested	(104,610)	3.36
Cancelled	(59,793)	4.25
Non-vested options outstanding at June 30, 2010	1,717,117	$5.52

Stock-based compensation expense for the Company’s stock options under the 2007 Stock Option and Grant Plan, during the three and six months ended June 30, 2010 was $663 and $1,013, respectively, and $81 and $193, respectively, for the three and six months ended June 30, 2009.

Restricted Stock Awards (“RSAs”)

Information concerning RSA’s outstanding under the 2007 Stock Option and Grant Plan is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at December 31, 2009	1,197,607	$2.90
Vested and exchanged for Common Stock	(141,820)	2.94
Cancelled	(41,786)	1.59
Non-vested shares at March 31, 2010	1,014,001	2.95
Vested and exchanged for Common Stock	(105,215)	1.59
Non-vested shares at June 30, 2010	908,786	$3.11

The aggregate intrinsic value of RSAs outstanding at June 30, 2010 was $8,661.  The intrinsic value for RSAs is calculated based on the par value of the underlying awards and the calculated fair value of such awards as of each period-end date.

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

Stock-based compensation expense for the Company’s RSAs under the 2007 Stock Option and Grant Plan, for the three and six months ended June 30, 2010 was $266 and $592, respectively, and $175 and $322, respectively, for the three and six months ended June 30, 2009.

9.	Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, excluding the dilutive effects of Common Stock equivalents.  Common Stock equivalents include stock options, unvested shares of restricted Common Stock and convertible securities, such as convertible preferred stock.  Diluted net loss per share assumes the conversion of the Series A Preferred Stock using the “if converted” method, if dilutive, and includes the dilutive effect of stock options and restricted shares of Common Stock under the treasury stock method.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Numerator:
Net loss	$(3,945)	$(5,081)	$(9,424)	$(17,200)
Denominator:
Basic shares
Weighted-average common shares outstanding	2,210,438	1,537,432	2,133,393	1,456,094
Diluted shares:
Weighted-average shares used to compute basic net loss per share	2,210,438	1,537,432	2,133,393	1,456,094
Effect of potentially dilutive securities:
Options to purchase Common Stock	-	-	-	-
Unvested shares of restricted Common Stock	-	-	-	-
Series A Preferred Stock	-	-	-	-
Weighted-average shares used to compute diluted net loss per share	2,210,438	1,537,432	2,133,393	1,456,094
Net loss per share:
Basic and diluted	$(1.78)	$(3.30)	$(4.42)	$(11.81)

The following outstanding options, unvested shares of restricted Common Stock, and Series A Preferred Stock were excluded from the computation of diluted net loss per share for the periods presented as their effect would have been antidilutive:

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

	June 30,
	2010	2009

Options to purchase Common Stock	2,409,466	1,274,719
Unvested shares of restricted Common Stock	908,786	1,218,033
Series A Preferred Stock (as-converted basis)	35,101,716	35,111,453

10.   Restructuring Costs

The restructuring in 2009 included employee severance and other employee-related termination costs and primarily involved a reorganization of the Company’s sales and sales supporting operation functions (the “2009 Plan”). The 2009 Plan was designed to enable the Company to operate more efficiently in a still uncertain economic environment and for continued expansion of its services into broader markets. The 2009 Plan encompassed approximately 60 employees that were terminated in 2009.

The restructuring in 2008 included employee severance and other employee-related termination costs and involved a broad organizational streamlining, consolidating responsibilities in certain related functions and eliminating overlapping support functions (the “2008 Plan”).  These changes were designed to streamline internal processes and to enable the Company to continue to be more effective and efficient in meeting the needs of the organization and its customers.  The 2008 Plan was also designed to enable the Company to operate more efficiently in an uncertain economic environment, as well as to position the Company for expansion of its services into broader markets.  The 2008 Plan encompassed approximately 69 employees that were terminated in 2008.

The following table displays activity and balances of the restructuring reserves through June 30, 2010:

	2008 Plan	2009 Plan	Total Costs

Balance at December 31, 2008	$657	$-	$657
Expense	-	47	47
Payments	(551)	(56)	(607)
Balance at March 31, 2009	106	(9)	97
Expense	-	244	244
Payments	(106)	(235)	(341)
Balance at June 30, 2009	-	-	-
Expense	-	46	46
Payments	-	(46)	(46)
Balance at September 30, 2009	-	-	-
Expense	-	1,157	1,157
Payments	-	(425)	(425)
Balance at December 31, 2009	-	732	732
Payments	-	(557)	(557)
Balance at March 31, 2010	-	175	175
Payments	-	(175)	(175)
Balance at June 30, 2010	$-	$-	$-

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

11.  Commitments and Contingencies

Legal Proceedings

The Company is involved in claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of such matters will not have a material effect on the Company’s financial position, results of operations, or liquidity. Presently, the Company is not involved in any material legal proceedings.

12.  Comprehensive Loss

Comprehensive Loss is comprised of two components, net loss and other comprehensive loss. For the three and six months ended June 30, 2010 and 2009, comprehensive loss consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net loss	$(3,945)	$(5,081)	$(9,424)	$(17,200)

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments (net of tax of $18, ($128), $41 and ($189), respectively)	41	(222)	95	(328)
Loss on derivatives, reclassified to earnings (net of tax of $4,634)	-	-	-	6,019

Total other comprehensive income (loss), net of tax	41	(222)	95	5,691

Comprehensive loss	$(3,904)	$(5,303)	$(9,329)	$(11,509)

13.  Subsequent Events

The Company evaluated subsequent events up through the date the financial statements were issued.

On August 5, 2010, the SEC declared effective the Company’s registration statement on Form S-1, as amended (File No. 333-165991) (the “Registration Statement”), in connection with its initial public offering of 11,000,000 shares of Common Stock at a public offering price of $13.00 per share. The offering closed on August 11, 2010. Upon consummation of the Company’s initial public offering, all outstanding shares of Series A Preferred Stock converted to 35,101,716 shares of Common Stock.

As a result of the offering, the Company received net proceeds of approximately $130.2 million, after deducting underwriting discounts and commissions of $10.0 million and additional offering-related expenses of approximately $2.8 million. In August 2010, the Company used $127.8 million of the net proceeds to prepay in full $103.9 million outstanding under the PIK Loan under the Holdings Senior PIK Credit Agreement, plus an additional $4.1 million in prepayment fees, as well as $9.1 million of Tranche B of the Second Lien Credit Facility and $10.7 million of Tranche C of the Second Lien Credit Facility.  The Company anticipates that it will use the remaining net proceeds from its initial public offering for working capital and other general corporate purposes.

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

As described in Note 7, during the three months ended June 30, 2010, the Company entered into an agreement with its lenders to amend the First Lien Credit Agreement and Second Lien Credit Agreement. The purpose of the amended credit agreements was to allow the Company to use net proceeds from the initial public offering for the repayment in full of the PIK Loan under the Holdings Senior PIK Credit Agreement and for the repayment of the Tranche B and Tranche C term loans under the Second Lien Credit Agreement on a pro rata basis. Under the terms of the existing First and Second Lien Credit Agreements, the Company was restricted with regards to repayment preference. The amendment of the First Lien Credit Agreement includes updated terms on the interest rate, including a LIBOR floor of 1.5% (should the Company elect the LIBOR option) and an increase in the rate margin of 1.75%. The amendment of the Second Lien Credit Agreement includes updated terms on the interest rate of the Tranche C term loan, including a LIBOR floor of 2.0% (should the Company elect the LIBOR option) and an increase in the rate margin of 0.75%. The updated interest rates under the amended credit agreements became effective immediately following the consummation of the Company’s initial public offering, which occurred on August 11, 2010. The amended credit agreements had no impact on the consolidated financial statements for the period ended June 30, 2010.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes to consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.  Dollars in tabular format are presented in thousands, except share and per share data, or otherwise indicated.

Overview

IntraLinks is a leading global provider of Software-as-a-Service (“SaaS”) solutions for securely managing content, exchanging critical business information and collaborating within and among organizations.  Our cloud-based solutions enable organizations to control, track, search and exchange time-sensitive information inside and outside the firewall, all within a secure and easy-to-use environment.  Our customers rely on our cost-effective solutions to manage large amounts of electronic information, accelerate information intensive business processes, reduce time to market, optimize critical information workflow, meet regulatory and risk management requirements and collaborate with business counterparties in a secure, auditable and compliant manner.  We help our customers eliminate the inherent risks and inefficiencies of using email, fax, courier services and other existing solutions to collaborate and exchange information.

At our founding in 1996, we introduced cloud-based collaboration for the debt capital markets industry and, shortly thereafter, extended our solutions to merger and acquisitions transactions.  We have since enhanced our IntraLinks Platform to address the needs of a wider enterprise market consisting of customers of all sizes across a variety of industries who use our solutions for the secure management and online exchange of information within and among organizations.  Today, this enterprise market is our largest and fastest growing market and includes organizations in the financial services, pharmaceutical, biotechnology, consumer, energy, industrial, legal, insurance, real estate and technology sectors, as well as government agencies.  Across all of our principal markets, we help transform a wide range of slow, expensive and information-intensive tasks into streamlined, efficient and real-time business processes.  In the year ended December 31, 2009, over 4,300 customers across 25 countries used the IntraLinks Platform to enable collaboration among more than 400,000 end-users and approximately 50,000 organizations worldwide.

We deliver our solutions entirely through a multi-tenant SaaS architecture in which a single instance of our software serves all of our customers.  Our business model has provided us with a high level of revenue visibility.  We sell our solutions directly through an enterprise sales team with industry-specific expertise, and indirectly through a customer referral network and channel partners.  During the six months ended June 30, 2010, we generated $84.3 million in revenue, of which approximately 34% was derived from international sales across 56 countries.

We evaluate our operating and financial performance using various performance indicators, including the financial metrics discussed under “Key Metrics” below, as well as the macroeconomic trends affecting the demand for our solutions in our principal markets.  We also monitor relevant industry performance, including transactional activity in the debt capital markets and M&A market globally, to measure the success of our sales activities and estimate our market share in our principal markets.

Key Metrics

Our management relies on certain performance indicators to manage and assess our business.  The key performance indicators set forth below help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies.  We discuss revenue and cash flow provided by operating activities  under “Results of Operations” and “Liquidity and Capital Resources”, respectively, below.  The non-GAAP measures of our performance, including adjusted gross margin, adjusted EBITDA and adjusted EBITDA margin are discussed under “Non-GAAP Financial Measures” below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Consolidated Statement of Operations Data:
Revenue	$44,409	$32,863	$84,341	$67,486
Adjusted gross margin	81.5%	79.9%	80.6%	79.1%
Adjusted EBITDA	$14,153	$11,334	$25,076	$24,050
Adjusted EBITDA margin	31.9%	34.5%	29.7%	35.6%

Consolidated Balance Sheet Data:
Deferred revenue(1) at June 30	$31,467	$24,260	$31,467	$24,260

Consolidated Statement of Cash Flows Data:
Cash flow provided by operating activities	$9,474	$7,240	$4,085	$7,952

(1)
Deferred revenue represents the billed but unearned portion of existing contracts for services to be provided. Deferred revenue does not include future potential revenue represented by the unbilled portion of existing contractual commitments of our customers.

In addition to the metrics listed in the table above, our management regularly analyzes customer contract data, including aggregate contract values, contract durations and payment terms, which provide indications of future revenue represented by contractual fees not yet billed.  Management also monitors sales and marketing activity, customer renewal rates, the mix of subscription and transaction business and international business growth to evaluate various aspects of our operating and financial performance.  These items are discussed elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Non-GAAP Financial Measures

To supplement our consolidated financial statements presented in accordance with generally accepted accounting principles in the United States (“GAAP” or “U.S. GAAP”), we consider certain financial measures that are not prepared in accordance with GAAP, including non-GAAP adjusted EBITDA, non-GAAP adjusted EBITDA margin and non-GAAP adjusted gross margin. These non-GAAP measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies.

Adjusted EBITDA represents net income (loss) adjusted for (1) interest expense, net of interest income, (2) income tax provision (benefit), (3) depreciation and amortization, (4) amortization of intangible assets, (5) stock-based compensation expense, (6) amortization of debt issuance costs and (7) other (income) expense. Items (1) through (7) are excluded from net income (loss) internally when evaluating our operating performance. Adjusted EBITDA margin represents adjusted EBITDA as a percentage of revenue. Adjusted gross margin represents gross profit, adjusted for amortization of intangible assets and stock-based compensation expense classified within the cost of revenue line item, as a percentage of revenue.

Management believes that adjusted EBITDA, adjusted EBITDA margin and adjusted gross margin, when viewed with our results under U.S. GAAP and the accompanying reconciliations, provide useful information about operating performance and period-over-period growth, and provide additional information that is useful for evaluating our operating performance. Additionally, management believes that adjusted EBITDA, adjusted EBITDA margin and adjusted gross margin provide a more meaningful comparison of our operating results against those of other companies in our industry, as well as on a period-to-period basis, because these measures exclude items that are not representative of our operating performance, such as ongoing costs related to the 2007 Merger, including amortization of intangible assets that were recorded as a result of the merger, and interest expense and fair value adjustments to the interest rate swap related to the long-term debt incurred to finance the merger. Management believes that including these costs in our results of operations results in a lack of comparability between our operating results and those of our peers in the industry, the majority of which are not highly leveraged and do not have comparable amortization costs related to intangible assets. However, adjusted EBITDA, adjusted EBITDA margin and adjusted gross margin are not measures of financial performance under U.S. GAAP and, accordingly, should not be considered as an alternative to net loss as an indicator of operating performance.

The table below provides reconciliations between the non-GAAP financial measures discussed above to the comparable U.S. GAAP measures of net loss and gross profit, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net loss	$(3,945)	$(5,081)	$(9,424)	$(17,200)
Interest expense, net	7,109	7,025	14,136	14,025
Income tax benefit	(1,568)	(2,922)	(4,041)	(10,632)
Depreciation and amortization	4,262	2,923	7,607	5,886
Amortization of intangible assets	7,208	9,976	14,426	20,503
Stock-based compensation expense	991	401	1,744	817
Amortization of debt issuance costs	457	473	914	950
Other (income) expense	(361)	(1,461)	(286)	9,701
Adjusted EBITDA	$14,153	$11,334	$25,076	$24,050

Adjusted EBITDA margin	31.9%	34.5%	29.7%	35.6%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Gross profit	$32,854	$20,171	$61,310	$40,637
Gross margin	74.0%	61.4%	72.7%	60.2%
Adjustments:
Cost of revenue – amortization of intangible assets	$3,309	$6,067	$6,618	$12,685
Cost of revenue – stock-based compensation expense	15	18	28	40
Adjusted gross profit	$36,178	$26,256	$67,956	$53,362

Adjusted gross margin	81.5%	79.9%	80.6%	79.1%

Results of Operations

The following table sets forth our results of operations, including those results as a percentage of our total revenue, for the three and six months ended June 30, 2010 and 2009, respectively.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2010		2009		2010		2009
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue

Revenue	$44,409	100.0%	$32,863	100.0%	$84,341	100.0%	$67,486	100.0%
Cost of revenue	11,555	26.0	12,692	38.6	23,031	27.3	26,849	39.8
Gross profit	32,854	74.0	20,171	61.4	61,310	72.7	40,637	60.2
Operating expenses:
Product development	4,461	10.0	2,890	8.8	8,743	10.4	6,016	8.9
Sales and marketing	19,106	43.0	13,806	42.0	38,126	45.2	27,943	41.4
General and administrative	7,595	17.1	5,196	15.8	13,142	15.6	9,541	14.1
Restructuring costs (Note 10)	-	0.0	245	0.7	-	0.0	293	0.4
Total operating expenses	31,162	70.2	22,137	67.4	60,011	71.2	43,793	64.9
Income (loss) from operations	1,692	3.8	(1,966)	(6.0)	1,299	1.5	(3,156)	(4.7)
Interest expense, net	7,109	16.0	7,025	21.4	14,136	16.8	14,025	20.8
Amortization of debt issuance costs	457	1.0	473	1.4	914	1.1	950	1.4
Other (income) expense	(361)	(0.8)	(1,461)	(4.4)	(286)	(0.3)	9,701	14.4
Net loss before income tax	(5,513)	(12.4)	(8,003)	(24.4)	(13,465)	(16.0)	(27,832)	(41.2)
Income tax benefit	(1,568)	(3.5)	(2,922)	(8.9)	(4,041)	(4.8)	(10,632)	(15.8)
Net loss	(3,945)	(8.9)%	(5,081)	(15.5)%	(9,424)	(11.2)%	(17,200)	(25.5)%

Net loss per common share - basic and diluted	$(1.78)		$(3.30)		$(4.42)		$(11.81)

Weighted Average number of shares used in calculating net loss per share - basic and diluted	2,210,438		1,537,432		2,133,393		1,456,094

Comparison of the Three Months Ended June 30, 2010 and 2009

Revenue

Revenue increased to $44.4 million for the three months ended June 30, 2010, from $32.9 million for the three months ended June 30, 2009.

The following table sets forth revenues by our principal markets, Enterprise, mergers and acquisitions (“M&A”) and debt capital markets (“DCM”), for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, the percentage increase or decrease between those periods, and the percentage of total revenue that each principal market represented for those periods:

					% Revenue
	Three Months Ended June 30,		Increase	% Increase	Three Months Ended June 30,
	2010	2009	(Decrease)	(Decrease)	2010	2009
Enterprise	$19,717	$12,362	$7,355	59.5%	44.4%	37.6%
M&A	16,224	11,725	4,499	38.4%	36.5	35.7
DCM	8,468	8,776	(308)	(3.5)%	19.1	26.7
Total revenue	$44,409	$32,863	$11,546	35.1%	100.0%	100.0%

Enterprise – The results for the three months ended June 30, 2010 reflect an increase in Enterprise revenue of $7.4 million or 59.5%, as compared to the three months ended June, 30 2009.  The increase in Enterprise revenue for the three month period, as compared to the prior year period, was primarily driven by an increased customer base, larger contract values for new customers (compared to historic levels), as well as higher exchange utilization and renewal levels for existing customers.  This activity reflects both wider adoption of our services across customers’ organizations and greater utilization of our services than customers initially expected, thus resulting in increased overage fees and higher renewal levels.  We attribute this growth to our increased investment in product development, sales headcount and marketing resources dedicated to this market, as well as improving global market conditions.  We believe our revenue growth going forward will be driven by the following key trends: expanded geographic and industry focus to establish a wider distribution of our services, ongoing investment in our platform to ensure we continue to meet customer needs, and increased focus on providing the type of services that generate repeat business and expand our subscription base.  We believe that the resources invested in our platform, as well as our operational infrastructure, will allow us to better serve larger clients on a global basis.  We believe the Enterprise principal market represents a significant long-term expansion opportunity and we plan to continue to invest in resources dedicated to serving this market.

M&A –  The results for the three months ended June 30, 2010 reflect an increase in M&A revenue of $4.5 million, or 38.4%, as compared to the three months ended June 30, 2009.  The increase in M&A revenue for the three month period, as compared to the prior year period, was primarily driven by improved global economic conditions resulting in increased volume of transactions in the overall market, and also reflects the capture of market share from our competition.  Our growth in this principal market will be driven primarily by the pace of the overall economic recovery, our ability to continue to increase our market share by winning business from our competition and by penetrating sectors that are currently not yet taking advantage of services such as ours, both geographic and deal size dependent.  We plan to continue to invest in our platform as well as our operating, sales and servicing infrastructures in order to enhance our offering for existing customers and better attract new customers.

DCM – The results for the three months ended June 30, 2010 reflect a decrease in DCM revenue of $0.3 million, or 3.5%, as compared to the three months ended June 30, 2009.  The DCM market continues to be affected by the slower recovery of the loan credit markets, compared to other financial service areas.  Therefore, while we are seeing customer over-utilization of existing exchanges, these increases have not yet reached the level where we are able to offset the lower overall annual subscription commitments compared to the same period a year ago. That said, we are seeing positive trends on a quarter-over-quarter basis, primarily driven by increased subscription renewals and revenue generated by customer overutilization of existing exchanges.  We believe results in this principal market will continue to generally be in line with macroeconomic conditions and also reflect the maturity of this market in terms of organizations adopting services such as ours, as well as our current leading market position.  We plan to increase our growth potential in this market primarily through a focus on product development initiatives, which will allow us to expand our level of services provided to our existing customer base, attract customers away from our competition and allow us to enter adjacent and similar markets to expand our customer reach.

Cost of Revenue and Gross Margin

The following table presents cost of revenue, gross profit and gross margin for the three months ended June 30, 2010, compared to the three months ended June 30, 2009:

	Three Months Ended June 30,		Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
Cost of revenue	$11,555	$12,692	$(1,137)	(9.0)%
Gross profit	$32,854	$20,171	$12,683	62.9%
Gross margin	74.0%	61.4%	12.6%

The results for the three months ended June 30, 2010 reflect a decrease in cost of revenue of $1.1 million, or 9.0%, as compared to the three months ended June 30, 2009.  The decrease in cost of revenue for the three month period, as compared to the prior year period, was attributed primarily to the scheduled decrease in amortization of definite-lived intangible assets.  This decrease in cost of revenue was partially offset by an increase in amortization of capitalized software costs and an increase in software maintenance and license fees reflecting the growth of and costs to support the business.  The decrease in cost of revenue, coupled with the increase in total revenue described above, drove improvements in gross margin of 12.6 percentage points for the three months ended June 30, 2010, on a year-over-year basis.

Operating Expenses

Total operating expenses for the three months ended June 30, 2010 increased by approximately $9.0 million, or 40.8%, as compared to the three months ended June 30, 2009.

The following table presents the components of operating expenses for the three months ended June 30, 2010, compared to the three months ended June 30, 2009:

	Three Months Ended June 30,		Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
Product development	$4,461	$2,890	$1,571	54.4%
Sales and marketing	19,106	13,806	5,300	38.4%
General and administrative	7,595	5,196	2,399	46.2%
Restructuring costs	-	245	(245)	(100.0)%
Total operating expenses	$31,162	$22,137	$9,025	40.8%

Product Development – The results for the three months ended June 30, 2010 reflect an increase in product development expense of $1.6 million, or 54.4%, as compared to the three months ended June 30, 2009.  The increase in product development expense for the three month period, as compared to prior year period, was primarily driven by expanded support and maintenance costs reflecting an expanded product portfolio, additional development on previously launched platforms and commencement of various development initiatives that under our guidelines of software capitalization cannot yet be capitalized. Product development expense as a percentage of revenue was 10.0% for the three months ended June 30, 2010, compared to 8.8% for the three months ended June 30, 2009.

Total product development costs comprise both capitalized software and product development expense.  For the three months ended June 30, 2010, product development costs totaled $8.9 million, $4.4 million of capitalized software related to product development enhancements and $4.5 million in product development expense.  For the three months ended June 30, 2009, product development costs totaled $5.3 million, $2.4 million of capitalized software related to product development enhancements and $2.9 million of product development expense.  The increase in total product development costs of $3.6 million, or 67.9% reflects a higher level of spending to support our focus on Enterprise-related and geography-related initiatives as well as increased support and maintenance costs reflecting an expanded product portfolio.  Total product development costs as a percentage of revenue was 20.0% for the three months ended June 30, 2010, compared to 16.1% for the three months ended June 30, 2009.

Sales and Marketing – The results for the three months ended June 30, 2010 reflect an increase in sales and marketing expense of $5.3 million, or 38.4%, as compared to the three months ended June 30, 2009.  The increase in sales and marketing expense for the three month period, as compared to the prior year period, was primarily driven by (i) an increase in headcount related expenses, including recruitment, which reflects the expansion of the sales function in line with growth plans, particularly around the Enterprise principal market, (ii) an increase in travel and entertainment expenses, driven by increased headcount, a wider geographic focus and the costs of our worldwide annual sales conference which was reinstated for 2010, (iii) additional expenditures on marketing programs and initiatives as well as consulting and research projects, and (iv) additional non-cash stock compensation charges as a result of additional grants made in the latter half of 2009 as well as the first quarter of 2010.  Sales and marketing expense as a percentage of revenue was 43.0% for the three months ended June 30, 2010, compared to 42.0% for the three months ended June 30, 2009.

General and Administrative – The results for the three months ended June 30, 2010 reflect an increase in general and administrative expense of $2.4 million, or 46.2%, as compared to the three months ended June 30, 2009.  The increase in general and administrative expenses was attributed to the primarily one-time professional fees and other related expenses incurred in preparation of becoming a public company.  Additionally, the increase in general and administrative expenses was driven by our overall growth strategy, specifically, (i) increased recruitment costs incurred to support our hiring efforts, (ii) increased professional and advisory fees incurred in setting up our new global entity organization structure, (iii) increased communication costs related to our expansion into international locations and (iv) an increase in depreciation expense as a result of capital expenditures made during 2009 and 2010.  General and administrative expense as a percentage of revenue was 17.1% for the three months ended June 30, 2010, compared to 15.8% for the three months ended June 30, 2009.

Restructuring Costs – The results for the three months ended June 30, 2010 reflect a decrease in restructuring costs of $0.2 million, or 100%, as compared to the three months ended June 30, 2009.  Restructuring costs incurred during the three months ended June 30, 2009 included employee severance and other employee related termination costs, for which we have no comparable costs during the current year period.  The 2009 restructuring plan primarily involved a reorganization of our sales and sales supporting operation functions and was designed to enable us to operate more efficiently in a still uncertain economic environment and for continued expansion of our services into broader markets.

Non-Operating Expenses

The following table presents the components of non-operating expenses for the three months ended June 30, 2010 compared to the three months ended June 30, 2009:

	Three Months Ended June 30,		Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
Interest expense, net	$7,109	$7,025	$84	1.2%
Amortization of debt issuance costs	$457	$473	$(16)	(3.4)%
Other (income) expense	$(361)	$(1,461)	$1,100	(75.3)%

Interest Expense, Net

Interest expense, net for the three months ended June 30, 2010 remained relatively flat at $7.1 million, compared to $7.0 million for the three months ended June 30, 2009.  Interest expense, net represented 16.0% and 21.4% of total revenue for the three months ended June 30, 2010 and 2009, respectively.  In our consolidated statement of operations, interest expense is shown net of interest income.  Interest income for the three months ended June 30, 2010 and 2009 was de minimus.

Amortization of Debt Issuance Costs

Amortization of debt issuance costs for the three months ended June 30, 2010 remained flat at $0.5 million, as compared to the three months ended June 30, 2009.  Amortization of debt issuance costs for the three months ended June 30, 2010 and 2009 was approximately 1.0% of total revenue.  Debt issuance costs related to the 2007 Merger are being amortized over the life of the loans.

Other (Income) Expense

The major components of other (income) expense are foreign exchange gains and losses and fair value adjustments to our interest rate swap.  Other income for the three months ended June 30, 2010 was $0.4 million, compared to $1.5 million for the three months ended June 30, 2009.  During the three months ended June 30, 2010, a gain of $0.1 million was recorded to other income to reflect the fair value adjustment to the interest rate swap during that period, compared to a gain of $1.6 million recorded during the three months ended June 30, 2009.  We expect the fair value adjustments to the interest rate swap will continue to be recorded in “Other (income) expense” through the end of the swap agreement in 2012.

Income Tax Provision (Benefit)

	Three Months Ended June 30,		Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
Income tax benefit	$(1,568)	$(2,922)	$1,354	(46.3)%
Effective tax rate	28.4%	36.5%	(8.1)%

The effective tax rate was 28.4% for the three months ended June 30, 2010, compared with an effective tax rate of 36.5% for the three months ended June 30, 2009.  The decrease in income tax benefit as compared to the prior year period was primarily attributable to an increase in annualized projections for stock-based compensation, and an increase in pass-through foreign branch taxes, on a comparative basis to the prior year, thus decreasing the estimated tax rate for 2010.  Our effective tax rates differ from the statutory rate due to the impact of state and local income taxes, certain nondeductible expenses and foreign earnings taxed at different tax rates.

Comparison of the Six Months Ended June 30, 2010 and 2009

Revenue

Revenue increased to $84.3 million for the six months ended June 30, 2010, from $67.5 million for the six months ended June 30, 2009.

The following table sets forth revenues by principal market for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, the percentage increase or decrease between those periods, and the percentage of total revenue that each principal market represented for those periods:

					% Revenue
	Six Months Ended June 30,		Increase	% Increase	Six Months Ended June 30,
	2010	2009	(Decrease)	(Decrease)	2010	2009
Enterprise	$37,735	$23,959	$13,776	57.5%	44.7%	35.0%
M&A	30,425	25,536	4,889	19.1%	36.1	37.8
DCM	16,181	17,991	(1,810)	(10.1)%	19.2	26.7
Total revenue	$84,341	$67,486	$16,855	25.0%	100.0%	100.0%

Enterprise – The results for the six months ended June 30, 2010 reflect an increase in Enterprise revenue of $13.8 million or 57.5%, as compared to the six months ended June 30, 2009.  The increase in Enterprise revenue for the six month period, as compared to the prior year period, was primarily driven by an increased customer base, larger contract values for new customers (compared to historic levels), as well as higher renewal levels for existing customers.  This activity reflects both wider adoption of our services across customers’ organizations and greater utilization of our services than customers initially expected, thus resulting in increased overage fees and higher renewal levels.  We attribute this growth to improving global market conditions as well as to our increased investment in product development, sales headcount and marketing resources dedicated to this market.  We believe our revenue growth going forward will be driven by the following key trends: expanded geographic and industry focus to establish a wider distribution of our services, ongoing investment in our platform to ensure we continue to meet customer needs, and increased focus on providing the type of services that generate repeat business and expand our subscription base.  We believe that the resources invested in our platform, as well as our operational infrastructure, will allow us to better serve larger clients on a global basis.  We believe the Enterprise principal market represents a significant long-term expansion opportunity and we plan to continue to invest in resources dedicated to serving this market.

M&A – The results for the six months ended June 30, 2010 reflect an increase in M&A revenue of $4.9 million, or 19.1%, as compared to the six months ended June 30, 2009.  The increase in M&A revenue for the six month period, as compared to the prior year period, was primarily driven by improved global economic conditions resulting in increased volume of transactions in the overall market, and also reflects the capture of market share from our competition.  Our growth in this principal market will be driven primarily by the pace of the overall economic recovery, our ability to continue to increase our market share by winning business from our competition and by penetrating sectors that are currently not yet taking advantage of services such as ours, both geographic and deal size dependent.  We plan to continue to invest in our platform as well as our operating, sales and servicing infrastructures in order to enhance our offering for existing customers and better attract new customers.

DCM – The results for the six months ended June 30, 2010 reflect a decrease in DCM revenue of $1.8 million, or 10.1%, as compared to the six months ended June 30, 2009.  The decrease in the six month period, as compared to the prior year period, reflects the impact of reduced subscription renewal commitment levels, due to fewer primary loan syndications being conducted by our customer base in light of the slow recovery of the credit markets throughout most of 2010.  However, during the second quarter of 2010, we experienced an increase in subscription renewals as well as customer over-utilization of existing exchanges, partially offsetting the decreases described above.  We believe results in this principal market will generally be in line with macroeconomic conditions and also reflect the maturity of this market in terms of organizations adopting services such as ours, as well as our current leading market position.  We plan to increase our growth potential in this market primarily through a focus on product development initiatives, which will allow us to expand our level of services provided to our existing customer base, attract customers away from our competition and allow us to enter adjacent and similar markets to expand our customer reach.

Cost of Revenue and Gross Margin

The following table presents cost of revenue, gross profit and gross margin for the six months ended June 30, 2010 compared to the six months ended June 30, 2009:

	Six Months Ended June 30,		Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
Cost of revenue	$23,031	$26,849	$(3,818)	(14.2)%
Gross profit	$61,310	$40,637	$20,673	50.9%
Gross margin	72.7%	60.2%	12.5%

The results for the six months ended June 30, 2009 reflect a decrease in cost of revenue of $3.8 million, or 14.2%, as compared to the six months ended June 30, 2009.  The decrease in cost of revenue for the six month period, as compared to the prior year period, was attributed primarily to the scheduled decrease in amortization of definite-lived intangible assets.  This decrease in cost of revenue was partially offset by an increase in amortization of capitalized software costs and an increase in software maintenance and license fees reflecting the growth of and costs to support the business.  The decrease in cost of revenue, coupled with the increase in total revenue described above, drove improvements in gross margin of 12.5 percentage points for the six months ended June 30, 2010, on a year-over-year basis.

Operating Expenses

Total operating expenses for the six months ended June 30, 2010 increased by approximately $16.2 million, or 37.0%, as compared to the six months ended June 30, 2009.

The following table presents the components of operating expenses for the six months ended June 30, 2010, compared to the six months ended June 30, 2009:

	Six Months Ended June 30,		Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
Product development	$8,743	$6,016	$2,727	45.3%
Sales and marketing	38,126	27,943	10,183	36.4%
General and administrative	13,142	9,541	3,601	37.7%
Restructuring costs	-	293	(293)	(100.0)%
Total operating expenses	$60,011	$43,793	$16,218	37.0%

Product Development – The results for the six months ended June 30, 2010 reflect an increase in product development expense of $2.7 million, or 45.3%, as compared to the six months ended June 30, 2009.  The increase in product development expense for the six month period, as compared to prior year period, was primarily driven by expanded support and maintenance costs reflecting an expanded product portfolio, additional development on previously launched platforms and commencement of various development initiatives that under our guidelines of software capitalization cannot yet be capitalized. Product development expense as a percentage of revenue was 10.4% for the six months ended June 30, 2010, compared to 8.9% for the six months ended June 30, 2009.

Total product development costs comprise both capitalized software and product development expense.  For the six months ended June 30, 2010, product development costs totaled $17.2 million, $8.5 million of capitalized software related to product development enhancements and $8.7 million in product development expense.  For the six months ended June 30, 2009, product development costs totaled $10.5 million, $4.5 million of capitalized software related to product development enhancements and $6.0 million of product development expense.  The increase in total product development costs of $6.7 million, or 63.8% reflects a higher level of spending to support our focus on Enterprise-related and geography-related initiatives as well as increased support and maintenance costs reflecting an expanded product portfolio.  Total product development costs as a percentage of revenue was 20.4% for the six months ended June 30, 2010, compared to 15.6% for the six months ended June 30, 2009.

Sales and Marketing – The results for the six months ended June 30, 2010 reflect an increase in sales and marketing expense of $10.2 million, or 36.4%, as compared to the six months ended June 30, 2009.  The increase in sales and marketing expense for the six month period, as compared to the prior year period, was primarily driven by (i) an increase in headcount related expenses, including recruitment, which reflects the expansion of the sales function in line with growth plans, particularly around the Enterprise principal market, (ii) an increase in travel and entertainment expenses, driven by increased headcount, a wider geographic focus and the costs of our worldwide annual sales conference which was reinstated for 2010, (iii) additional expenditures on marketing programs and initiatives as well as consulting and research projects and (iv) additional non-cash stock compensation charges as a result of additional grants made in the latter half of 2009 as well as the first quarter of 2010.  Sales and marketing expense as a percentage of revenue was 45.2% for the six months ended June 30, 2010, compared to 41.4% for the six months ended June 30, 2009.

General and Administrative – The results of the six months ended June 30, 2010 reflect an increase in general and administrative expense of $3.6 million, or 37.7%, as compared to the six months ended June 30, 2009.  The increase in general and administrative costs for the six month periods, as compared to prior year periods, was attributed to the primarily one-time professional fees and other related expenses incurred in preparation of becoming a public company.  Additionally, the increase in general and administrative expenses was driven by our overall growth strategy, specifically, (i) increased recruitment costs incurred to support our hiring efforts, (ii) increased professional and advisory fees incurred in setting up our new global entity organization structure, (iii) increased communication costs related to our expansion into international locations and (iv) increase in depreciation expense as a result of capital expenditures made during 2009 and 2010.  Additionally, during the first quarter of 2010, we recorded a credit to general and administrative expenses representing a reversal of an accrual for corporate, non-income taxes, for which we had no liability as of March 31, 2010.  This credit to general and administrative expenses in the first quarter of 2010 partially offset the increase in general and administrative expense described above.  General and administrative expense as a percentage of revenue was 15.6% for the six months ended June 30, 2010, compared to 14.1% for the six months ended June 30, 2009.

Restructuring Costs – The results of the six months ended June 30, 2010 reflect a decrease in restructuring costs of $0.3 million, or 100%, as compared to the six months ended June 30, 2009.  Restructuring costs incurred during the six months ended June 30, 2009 included employee severance and other employee related termination costs.  The 2009 restructuring plan primarily involved a reorganization of our sales and sales supporting operation functions and was designed to enable us to operate more efficiently in a still uncertain economic environment and for continued expansion of our services into broader markets.

Non-Operating Expenses

The following table presents the components of non-operating expenses for the six months ended June 30, 2010 compared to the six months ended June 30, 2009:

	Six Months Ended June 30,		Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
Interest expense, net	$14,136	$14,025	$111	0.8%
Amortization of debt issuance costs	$914	$950	$(36)	(3.8)%
Other (income) expense	$(286)	$9,701	$(9,987)	(102.9)%

Interest Expense, Net

Interest expense, net for the six months ended June 30, 2010 remained relatively flat at $14.1 million, as compared to $14.0 million for the six months ended June 30, 2009.  Interest expense, net represented 16.8% and 20.8% of revenue for the six months ended June 30, 2010 and 2009, respectively.  In our consolidated statement of operations, interest expense is shown net of interest income.  Interest income for the six months ended June 30, 2010 and 2009, respectively, was de minimus.

Amortization of Debt Issuance Costs

Amortization of debt issuance costs for the six months ended June 30, 2010 remained flat at $0.9 million, as compared to $1.0 million for the six months ended June 30, 2009.  Amortization of debt issuance costs for the six months ended June 30, 2010 and 2009 was approximately 1.0% of total revenue.  Debt issuance costs related to the 2007 Merger are being amortized over the life of the loans.

Other (Income) Expense

The major components of other (income) expense are foreign exchange gains and losses and fair value adjustments to our interest rate swap.  Other income for the six months ended June 30, 2010 was $0.3 million, compared to other expense $9.7 million for the six months ended June 30, 2009.  Other expense for the six months ended June 30, 2009 included a reclassification of $10.7 million from accumulated other comprehensive income within the consolidated balance sheet, due to the determination that our interest rate swap no longer qualified for hedge accounting under the FASB’s standards (see Note 7 to our Financial Statements in Item 1 of this Form 10-Q for additional details regarding the accounting treatment of the interest rate swap prior to March 31, 2009).  The $10.7 million recorded to other expense during the six months ended June 30, 2009 represents cumulative fair value adjustments that were made through accumulated other comprehensive income during the period that the hedge was determined to be effective for accounting purposes. During the six months ended June 30, 2010, a gain of $0.8 million was recorded to reflect the fair value adjustments to the interest rate swap.  We expect the fair value adjustments to the interest rate swap will continue to be recorded in “Other (income) expense” through the end of the swap agreement in 2012.

Income Tax Provision (Benefit)

	Six Months Ended June 30,		Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
Income tax benefit	$(4,041)	$(10,632)	$6,591	(62.0)%
Effective tax rate	30.0%	38.2%	(8.2)%

The effective tax rate was 30.0% for the six months ended June 30, 2010, compared with an effective tax rate of 38.2% for the six months ended June 30, 2009.  The decrease in income tax benefit as compared to the prior year periods were primarily attributable to the discrete item in the first quarter of 2009 related to the de-designation of the interest rate swap, as well as an increase in annualized projections for stock-based compensation on a comparative basis to the prior year, thus decreasing the estimated tax rate for 2010.  Our effective tax rates differ from the statutory rate due to the impact of state and local income taxes, certain nondeductible expenses and foreign earnings taxed at different tax rates.

Liquidity and Capital Resources

	As of June 30,
	2010	2009

Cash and cash equivalents	$15,931	$22,838

Cash provided by operating activities	4,085	7,952

Cash used in investing activities	(16,023)	(7,101)

Cash used in financing activities	(2,624)	(2,599)

Effect of exchange rates on cash and cash equivalents	12	(85)

Net decrease in cash and cash equivalents	$(14,550)	$(1,833)

Since inception, we have financed our operations primarily through private sales of equity securities, credit facilities and more recently, cash generated from operations.  We currently use the net cash generated from operations to fund our working capital needs and our capital expenditure requirements.  Our available financing arrangements include credit under a $15.0 million revolving line of credit, of which $12.6 million is available to us as of June 30, 2010, term loans and credit agreements with financial institutions and vendor financing arrangements.  At June 30, 2010, we had approximately $15.9 million in cash and cash equivalents, $5.2 million in short-term investments, and $32 million in accounts receivable, net of allowances for doubtful accounts and credit reserves.  We believe that we have sufficient cash resources to continue in operation for at least the next 12 months.

On August 5, 2010, the SEC declared effective our registration statement on Form S-1, as amended (File No. 333-165991) (the “Registration Statement”), in connection with our initial public offering of 11,000,000 shares of Common Stock at a public offering price of $13.00 per share. The offering closed on August 11, 2010. As a result of the offering, we received net proceeds of approximately $130.2 million, after deducting underwriting discounts and commissions of $10.0 million and additional offering-related expenses of approximately $2.8 million.

We used substantially all of the proceeds of our initial public offering to repay indebtedness.  Pursuant to the amended terms of the First and Second Lien Agreements, as discussed in detail below under “Financing Activities,” we used the proceeds from our initial public offering to first reduce outstanding indebtedness under the PIK Loan, with a portion of the remaining proceeds applied to Tranche B and Tranche C of the Second Lien Credit Facility, on a pro rata basis.  The reduction in debt will reduce our total interest expense due to a decrease in the non-cash interest on the PIK Loan.  However, from a cash flow perspective, the resulting benefits from reducing the debt will be offset by the increase in interest rates on the remaining term loans. Accordingly, we anticipate that the reduction in our outstanding indebtedness will not significantly impact our financial condition.

The credit markets have experienced disruption that reached unprecedented levels during late 2008 and 2009.  The disruption in the financial markets has affected some of the financial institutions with which we do business.  A continued, sustained decline in the stability of these financial institutions could adversely affect our access to financing, as well as our revenue growth (due to our customer base in the DCM and M&A markets).  Additionally, if the national or global economy or credit market conditions in general were to deteriorate further, it is possible that such changes could adversely affect our ability to obtain external financing or to refinance our existing indebtedness.

Operating Activities

Cash flows provided by operating activities during the six months ended June 30, 2010 were $4.1 million, consisting of a net loss of $9.4 million plus the impact of the change in deferred income tax liability of $4.5 million, offset by non-cash items including amortization of intangible assets of $14.4 million, depreciation and amortization of $7.6 million, non-cash interest expense of $3.3 million and non-cash stock-based compensation of $1.7 million.  Working capital uses of cash during the six months ended June 30, 2010 included (i) a decrease in accrued expenses and other current liabilities of $6.2 million, primarily attributable to payments made during the period for capital expenditures on investments in our software and equipment and sales commissions and annual bonuses awarded under our 2009 incentive plans, (ii) increase in prepaid expenses and other current assets of $1.8 million and (iii) a $1.3 million increase in accounts receivable ($6.3 million increase in accounts receivable offset by $5.0 million increase in deferred revenue) primarily driven by an increase in business activity for the period reflected by higher invoicing and, thus, higher deferred revenue.

Cash flows provided by operating activities during the six months ended June 30, 2009 were $8.0 million, consisting of a net loss of $17.2 million, plus the impact of the change in deferred income tax liability of $6.7 million, offset by non-cash items including an unrealized loss on the interest rate swap of $4.6 million, amortization of intangible assets of $20.5 million, depreciation and amortization of $5.9 million and non-cash interest expense of $5.5 million. Working capital uses of cash during the six months ended June 30, 2009 included a $3 million decrease in accrued expenses and other current liabilities primarily attributable to payments made during the period for capital expenditures on investments in our software and equipment and sales commissions and annual bonuses awarded under our 2008 cash incentive plans, and a $1.9 million decrease in accounts payable due to timing of payments.

Investing Activities

Currently, our investing activities primarily relate to our investment in the business through capital expenditures for network infrastructure and investments in software development.  Cash used in investing activities for the six months ended June 30, 2010 and 2009 was $16.0 and $7.1 million, respectively. Cash used in investing activities related to capital expenditures for infrastructure during the six months ended June 30, 2010 and 2009 was $5.7 and $2.6 million, respectively.  Investments in capitalized software development costs for the six months ended June 30, 2010 and 2009 were $8.5 and $4.5 million, respectively. We anticipate future capital expenditures and investments in our software development will remain relatively flat in future periods, due to restrictive covenants contained within our current credit agreement.  Additionally, purchases of investments during the six months ended June 30, 2010 totaled $4.3 million and consisted primarily of bank time deposits with maturities greater than three months.  Sales of investments during the six months ended June 30, 2010 totaled $2.6 million and consisted primarily of redemptions of our ARS.

Financing Activities

As was referred to in Note 7 to our consolidated financial statements set forth in Item 1 of this Form 10-Q, in order to finance the 2007 Merger we entered into three credit agreements with a global financial institution as agent, and a syndicate of other lenders, dated June 15, 2007.  Cash flows used in financing activities for the six months ended June 30, 2010 and 2009 was $2.6 million in both periods, primarily consisting of payments of $1.8 million and $2.5 million made on our long-term debt during the six months ended June 30, 2010 and 2009, respectively, as well as $0.9 million of offering costs paid in connection with the initial public offering during the six months ended June 30, 2010.

Additionally, as is described in Note 7 to our consolidated financial statements set forth in Item 1 of this Form 10-Q, on May 14, 2010, we entered into an agreement with our lenders to amend the First Lien Credit Agreement and Second Lien Credit Agreement. The purpose of the amended credit agreements was to allow us to use net proceeds from the initial public offering for the repayment in full of the PIK Loan under the Holdings Senior PIK Credit Agreement and for the repayment of the Tranche B and Tranche C term loans under the Second Lien Credit Agreement on a pro rata basis. Under the terms of the existing First and Second Lien Credit Agreements, we were restricted with regards to repayment preference. The amendment of the First Lien Credit Agreement includes updated terms on the interest rate, including a floor of 1.5% (should we elect the Eurodollar Rate option) and an increase in the rate margin of 1.75%. The amendment of the Second Lien Credit Agreement includes updated terms on the interest rate of the Tranche C term loan, including a floor of 2.0% (should we elect the Eurodollar Rate option) and an increase in the rate margin of 0.75%. The updated interest rates under the amended credit agreements became effective immediately following the consummation of our initial public offering, which occurred on August 11, 2010. The amended credit agreements had no impact on the consolidated financial statements for the period ended June 30, 2010.

The First Lien Credit Agreement (“First Lien Credit Facility”) provides for term loans in the aggregate principal amount of $135.0 million, with quarterly installment payments equal to 0.25% of the initial principal balance due on the last day of each quarter, which commenced on September 30, 2007 and continues for 27 installments, with the balance due in a final installment on June 15, 2014. Additionally, the First Lien Credit Facility includes a requirement for mandatory prepayments of 50% of our excess free cash flow as measured on an annual basis. Excess free cash flow is generally defined as our adjusted EBITDA less debt service costs, capital expenditures, current income taxes paid and any cash security deposits made in respect of leases for office space, as adjusted for changes in our working capital. As a result of our fiscal 2009 excess free cash flow, we made a mandatory prepayment on April 1, 2010 of approximately $1.2 million under the First Lien Credit Facility. The term loans under the First Lien Credit Facility bear interest at the Eurodollar Rate (as defined in the credit agreement) plus 2.75% per annum, which was 3.10% at June 30, 2010 and 3.07% at June 30, 2009.   In accordance with the amendments described above, following our initial public offering, the Eurodollar Rate will be subject to a floor of 1.5% per annum and the rate margin on the Eurodollar Rate will increase from 2.75% to 4.50%. Interest payments on the First Lien Credit Facility are due on the last business day of each month. The First Lien Credit Facility also provides for a $15.0 million revolving line of credit, of which $12.6 million was unused as of June 30, 2010. As of June 30, 2010, $1.6 million of the revolving line of credit was reserved for standby letters of credit for several of the operating lease agreements related to our various office locations.  During the three months ended June 30, 2010, an additional $0.8 million of the revolving line of credit was reserved for a standby letter of credit related to our corporate card utilized by executives and certain other employees.

The Second Lien Credit Agreement (“Second Lien Credit Facility”) provides for two tranches of term loans, Tranche B in the amount of $30.0 million and Tranche C in the amount of $35.0 million. Both tranches are due in full on the maturity date of December 15, 2014. Tranche B bears interest at the rate of 11.0% per annum through its maturity date, with interest payments due on the last business day of each March, June, September and December of each year. Tranche C bears interest at the Eurodollar Rate (as defined in the credit agreement) plus 5.75% per annum, which was 6.10% at June 30, 2010 and 6.07% at June 30, 2009.  In accordance with the amendments described above, following our initial public offering,, the Eurodollar Rate will be subject to a floor of 2.0% per annum and the rate margin on the Eurodollar Rate will increase from 5.75% to 6.50%. Interest payments on the Tranche C term loan are due on the last business day of each month. The Second Lien Credit Facility permits, at our option, interest on the Tranche C term loan to be payable in full or in part in kind by adding the accrued interest to the principal of the term loans, which thereafter accrues interest at the rate stated above, plus a PIK margin of 0.5%. To date, we have not paid any of the interest on the Tranche C term loan in kind, either in part or in full.

The Holdings Senior PIK Credit Agreement (“PIK Loan”) provides for loans in the amount of $75.0 million that are due in full on the maturity date of June 15, 2015. The PIK Loan bears interest at the rate of 12.0% per annum prior to June 15, 2009 and 13.0% per annum thereafter. PIK Loan interest is automatically payable in kind and added to the principal balance of the PIK Loan, which thereafter accrues interest. Under terms of the First Lien Credit Facility, we may elect to pay PIK Loan interest in cash in amounts up to $2.0 million per year and an additional $7.5 million over the term of the loan. All PIK Loan interest through December 31, 2008 and the first nine months of 2009, was paid-in-kind, adding to the principal amount due. On December 31, 2009 and March 31, 2010, we exercised our option and elected to pay the quarterly interest due in cash of $3.3 million and $3.2 million, respectively.  On June 30, 2010, the PIK Loan interest was paid in kind.

The First Lien Credit Facility and Second Lien Credit Facility are secured by security interests and liens against all of our assets, including a pledge of 100% of the equity interests in our domestic subsidiaries and an obligation to pledge 65% of the equity interests in our direct foreign subsidiaries.

All obligations under the First Lien Credit Facility and Second Lien Credit Facility are unconditionally guaranteed by our direct and indirect domestic subsidiaries. These guarantees are secured by substantially all the present and future property of the guarantors.

Cash paid for interest on the loans described above, during the three and six months ended June 30, 2010 was $3.9 million and $10.9 million, respectively.  Cash paid for interest on the loans described above, during the three and six months ended June 30, 2009 was $4.2 million and $8.5 million, respectively.

Due to the continued positive operating performance of our business and the absence of any acquisition activity, we have not needed to borrow additional amounts under our credit facilities or obtain additional financing to fund operations and capital expenditures.

Contractual Obligations and Commitments

The following table sets forth, as of December 31, 2009, certain significant cash obligations that will affect our future liquidity.

		Less than	1-3	3-5	More than
	Total	1 year	Years	Years	5 years
Long-term debt, including current portion	$293,811	$2,530	$2,700	$189,535	$99,046
Interest on long-term debt	157,724	28,007	57,467	62,262	9,988
Operating leases	31,220	6,277	3,730	5,537	15,676
Third-party hosting commitments	12,922	3,294	6,261	3,367	-
Capital leases	30	30	-	-	-
Total	$495,707	$40,138	$70,158	$260,701	$124,710

Long-Term Debt and Interest on Long-Term Debt

Cash obligations on long-term debt, presented in the table above, represent scheduled principal payments due in each respective period.

Interest on long-term debt consists of expected interest payments on the First and Second Lien Credit Facilities and the PIK Loan, through the respective maturity dates, based on assumptions regarding the amount of debt outstanding and assumed interest rates. Assumed interest rates on the First Lien Credit Facility and Tranche C of the Second Lien Credit Facility were based on the one-month LIBOR forward curve, plus 2.75% and 5.75% spread, respectively, through maturity of the loans. Interest rates on Tranche B of the Second Lien Credit Facility and the PIK Loan are fixed at 11% and 13%, respectively. In addition, this amount reflects the impact of the interest rate swap on the variable rate debt, for which we expect to pay a fixed rate of 5.25% through June 2012.

Cash obligations on long-term debt and interest on long-term debt, as presented in the table above, exclude the impact of the application of the net proceeds of our initial public offering to repay a portion of such indebtedness as well as the increase following our initial public offering in the interest rates on the First Lien Credit Facility and Tranche C of the Second Lien Credit Facility.

Operating Leases and Service Obligations

Our principal commitments consist of obligations under operating leases for office space in New York, NY, Boston, MA and London, UK, which expire in July 2011 (see below for details regarding execution of new lease beginning August 2011), December 2015 and June 2013, respectively. Rent is amortized on a straight-line basis over the applicable lease terms. Our office space lease obligations may increase as a result of customary contractual escalation clauses or if we enter into new agreements to lease additional office space. In December 2009, we executed a new 10 year lease directly with the landlord for our corporate headquarters in New York, New York. Currently we occupy the space under a sublease arrangement that expires immediately prior to the time the new lease takes effect. The new lease begins in August 2011 for 10 years and provides for approximately 12 months of initial free rent and an allowance from the landlord to be used for office improvements and certain other payments of approximately $1.9 million. The present value of the future minimum lease payments of the new lease is included in the above table.

As disclosed within Note 5 to our consolidated financial statements, in March 2010, we entered into an agreement to purchase certain equipment, which was previously under an operating lease, for $3.4 million, thereby releasing us from any further commitment or obligation for continued lease payments. The total purchase price is reflected in the ‘‘Less than 1 year’’ column above.

Service obligations consist of our commitments to our third-party hosting provider, which expire in December 2013. Our hosting obligations are largely impacted by service expansion requirements in line with the growth of our business.

Uncertain Tax Positions

In addition to the above, our uncertain tax positions are included within ‘‘other long term liabilities’’ on the consolidated balance sheet. We have classified these uncertain tax positions as long-term, as we do not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities on an ongoing basis. We evaluate these estimates including those related to the determination of the fair value of stock options and awards issued, fair value of our reporting unit, valuation of intangible assets (and their related useful lives), fair value of financial instruments, income tax provisions, compensation accruals, and accounts receivable and sales. Actual results may differ from those estimates under different assumptions or conditions.

We believe the accounting policies and estimates discussed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Registration Statement reflect our more significant judgments and estimates used in the preparation of the consolidated financial statements. There have been no material changes to the critical accounting policies and estimates as filed in such report.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules, such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, established for the purpose of facilitating financing transactions that are not required to be reflected on our consolidated balance sheets.

Recently Adopted Accounting Pronouncements

In June 2009, the FASB issued two updates, now codified under Accounting Standards Update (“ASU”) 2009-16, Transfers and Servicing (Topic 860), Accounting for Transfers of Financial Assets (“ASU 2009-16”), and ASU 2009-17, Consolidations (Topic 810), Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”).  ASU 2009-16 amends the derecognition guidance in Accounting Standards Codification (“ASC”) 860, Transfer and Servicing, and eliminates the exemption from consolidation for qualifying special-purpose entities (‘‘QSPEs’’). As a result, a transferor will need to evaluate all existing QSPEs to determine whether they must now be consolidated in accordance with ASU 2009-17.  The amendments will significantly affect the overall consolidation analysis under ASC 810, Consolidation (‘‘ASC 810’’), and all entities and enterprises currently within the scope of ASC 810, as well as QSPEs that are currently excluded from the scope of ASC 810. ASU 2009-16 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. ASU 2009-17 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. We adopted this guidance as of January 1, 2010. The adoption of this statement did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures About Fair Value Measurements (‘‘ASU 2010-06’’), which amends ASC 820, Fair Value Measurements and Disclosures, to add new requirements for disclosures about transfers into and out of Level 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. Early adoption is permitted. We adopted the guidance related to the Level 1 and 2 disclosures during the three months ended March 31, 2010, and is currently evaluating the impact of the provisions of ASU 2010-06, related to the Level 3 disclosures, on the consolidated financial statements.  We do not expect this to have a material impact on its consolidated financial statements, since as of June 30, 2010, we no longer have any assets or liabilities measured at fair value using Level 3 inputs.  See Note 3 to our financial statement in Item 1 of this Form 10-Q for further discussion.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements  (“ASU 2009-13”). ASU 2009-13 amends the current guidance on arrangements with multiple deliverables under ASC 605-25,  Revenue Recognition — Multiple-Element Arrangements , to (a) eliminate the separation criterion that requires entities to establish objective and reliable evidence of fair value for undelivered elements; (b) establish a selling price hierarchy to help entities allocate arrangement consideration to the separate units of account; (c) eliminate the residual allocation method which will be replaced by the relative selling price allocation method for all arrangements; and (d) significantly expand the disclosure requirements. ASU 2009-13 is effective for new or materially modified arrangements in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. If early adoption is elected and the period of adoption is not the beginning of the fiscal year, retrospective application from the beginning of the fiscal year of adoption and additional disclosure are required. Retrospective application for all prior periods presented in the financial statements is also permitted, but not required. We are currently evaluating the impact, if any, of these provisions of ASU 2009-13 on the consolidated financial statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion should be read together with our consolidated financial statements and related notes to consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, as well as those discussed within our audited consolidated financial statements, related notes to audited consolidated financial statements included in our Registration Statement.

Interest Rate Sensitivity

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash and cash equivalents and investments in a variety of securities, including bank time deposits, money market funds, and U.S. treasuries. A 10% decrease in interest rates in the three and six months ended June 30, 2010, or the three and six months ended June 30, 2009, would not have had a material impact (on a total dollar basis) on our interest income during those periods, respectively, due to the immateriality of the interest income generated by our investments during those periods.

We maintain an interest rate swap agreement that, as of June 30, 2010, fixed the interest rate on 71% of our variable rate debt. The fair value of the interest rate swap derivative is measured based on dealer quotes and a credit valuation adjustment to reflect credit risk. The fair value measurement of the swap may fluctuate considerably from period-to-period due to volatility in underlying interest rates, which is driven by market conditions and the duration of the swap. For the three and six months ended June 30, 2010, a 10% increase or decrease in interest rates would have resulted in an increase or decrease of $0.1 million to “Other (income) expense,” within our consolidated statement of operations.  For the three and six months ended June 30, 2009, a 10% increase or decrease in interest rates would have resulted in an increase or decrease of $0.5 million to “Other (income) expense,” within our consolidated statement of operations.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pounds Sterling and the Euro. During the three and six months ended June 30, 2010, approximately 34% of our revenues were generated from sales across 56 countries outside of the United States.  However, for the same periods, only 17% and 15%, respectively, of the contracts we entered into with our customers were based in foreign currency.  Comparatively, during the three and six months ended June 30, 2009, approximately 31% of our revenues were generated from sales across 58 countries outside of the United States.  However, for the same periods, only 7% and 4%, respectively, of the contracts we entered into with our customers were based in foreign currency.  Additionally, during the three and six months ended June 30, 2010, approximately 24% and 20%, respectively, of our expenses were incurred in foreign currency.  For the comparable periods of the prior year approximately 13% and 14%, respectively, of our expenses were incurred in foreign currency.

To date, we have not entered into any foreign currency hedging contracts, since exchange rate fluctuations have had little impact on our operating results and cash flows. For the three and six months ended June 30, 2010, we incurred $0.3 million and $0.5 million, respectively, in foreign currency transaction losses, which represents less than 1% of our revenues for the same periods. For the three and six months ended June 30, 2009, we incurred $0.1 million and $0.6 million, respectively, in foreign currency transaction losses, which represents less than 1% of our revenues from the same periods.

Inflation Risk

Our monetary assets, consisting primarily of cash, cash equivalents and investments, are not affected significantly by inflation because they are short-term. We believe the impact of inflation on replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. The rate of inflation, however, affects our cost of revenue and expenses, such as those for employee compensation, which may not be readily recoverable in the price of the services offered by us.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

We are parties to various legal matters and claims arising in the ordinary course of business. We do not expect that the final resolution of these ordinary course matters will have a material adverse impact on our financial position, results of operations or cash flows.

ITEM 1A: RISK FACTORS

The following risks and uncertainties, together with all other information in this Quarterly Report, including our consolidated financial statements and related notes, should be considered carefully. Any of the risk factors we describe below could adversely affect our business, financial condition or results of operations, and could cause the market price of our common stock to fluctuate or decline.

Risks Related to Our Business and Our Industry

Our future profitability is uncertain.

We have historically incurred significant net operating losses. As a result of these operating losses, we accumulated a deficit of $75.8 million from June 15, 2007 through June 30, 2010. Our future profitability depends on, among other things, our ability to generate revenue in excess of our costs. At the same time, we have significant and continuing fixed costs relating to the maintenance of our assets and business, including our substantial debt service requirements, which we may not be able to reduce adequately to sustain our profitability if our revenue decreases. Our stock began trading publicly on August 6, 2010. As a public company, we will incur additional significant legal, accounting and other expenses that we did not incur as a private company. These increased expenditures will make it more difficult for us to achieve and maintain future profitability. Our profitability also may be impacted by non-cash charges such as stock-based compensation charges and impairment of goodwill, which will negatively affect our reported financial results. Even if we achieve our profitability on an annual basis, we may not be able to achieve profitability on a quarterly basis. You should not consider recent revenue growth as indicative of our future performance. In fact, in future quarters we may not have any revenue growth and our revenue could decline. We may continue to incur significant losses in the future for a number of reasons, including the other risks described in this Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Our failure to achieve and maintain our profitability could negatively impact the market price of our common stock.

We may be unable to sustain positive cash flow.

Our ability to continue to generate positive cash flow depends on our ability to generate collections from sales in excess of our cash expenditures. Our collections from sales can be negatively affected by many factors, including but not limited to:

•	our inability to convince new customers to use our services or existing customers to renew their contracts or use additional services;

•	the lengthening of our sales cycle;

•	changes in our customer mix;

•	a decision by any of our existing customers to cease or reduce using our services;

•	failure of customers to pay our invoices on a timely basis or at all;

•	a failure in the performance of our solutions or our internal controls that adversely affects our reputation or results in loss of business;

•	the loss of market share to existing or new competitors;

•	regional or global economic conditions affecting the perceived need or value of our services; and

•	our inability to develop new products or expand our offering on a timely basis and thus potentially not meet evolving market needs.

We anticipate that we will incur increased sales and marketing and general and administrative expenses as we continue to diversify our business into new industries and geographic markets. Our business will also require significant amounts of working capital to support our growth. We may not achieve sufficient collections from sales to offset these anticipated expenditures to maintain positive future cash flow. In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events that cause our costs to exceed our expectations. An inability to generate positive cash flow may decrease our long-term viability.

Our operating results are likely to fluctuate from quarter to quarter, which may have an impact on our stock price.

Our operating results have varied significantly from quarter to quarter and may vary significantly from quarter to quarter in the future. As a result, we may not be able to accurately forecast our revenues or operating results. Our operating results may fall below market analysts’ expectations in some future quarters, which could lead to downturns in the market price of our common stock. Quarterly fluctuations may result from factors such as:

•	changes in the markets that we serve;

•	changes in demand for our services;

•	rate of penetration within our existing customer base;

•	loss of customers or business from one or more customers, including from consolidations and acquisitions of customers;

•	increased competition;

•	changes in the mix of customer types;

•	changes in our standard service contracts that may affect when we recognize revenue;

•	loss of key personnel;

•	interruption in our service resulting in a loss of revenue;

•	changes in our pricing policies or the pricing policies of our competitors;

•	write-offs affecting any of our material assets;

•	changes in our operating expenses;

•	software “bugs” or other service quality problems;

•	concerns relating to the security of our systems; and

•	general economic conditions.

We believe that our quarterly operating results may vary significantly in the future, that period-to-period comparisons of results of operations may not necessarily be meaningful and, as a result, such comparisons should not be relied upon as indications of future performance.

We have a substantial amount of debt that exposes us to risks that could adversely affect our business, operating results and financial condition.

We had approximately $294.5 million of debt outstanding as of June 30, 2010, $192.2 million of which is secured by liens on substantially all of our assets. Even after giving effect to the uses of proceeds of our initial public offering as described in the Registration Statement, we expect to continue to have a significant amount of debt. The level and nature of our indebtedness could, among other things:

•	make it difficult for us to obtain any necessary financing in the future;

•	limit our flexibility in planning for or reacting to changes in our business;

•	reduce funds available for use in our operations;

•	impair our ability to incur additional debt because of financial and other restrictive covenants or the liens on our assets which secure our current debt;

•	hinder our ability to raise equity capital, because in the event of a liquidation of our business, debt holders receive a priority before equity holders;

•	make us more vulnerable in the event of a downturn in our business; and

•	place us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have better access to capital resources.

In addition, we may incur significantly more debt in the future, which will increase each of the risks described above related to our indebtedness. As of June 30, 2010, we had $12.6 million available to us for additional borrowing under a $15.0 million revolving credit facility. If we increase our indebtedness by borrowing under our credit facilities or incur other new indebtedness, each of the risks described above would increase.

Failure to maintain the security and integrity of our systems could seriously damage our reputation and affect our ability to retain customers and attract new business.

Maintaining the security and integrity of our systems is an issue of critical importance for our customers and users because they use our system to store and exchange large volumes of proprietary and confidential information. Individuals and groups may develop and deploy viruses, worms and other malicious software programs that attack or attempt to infiltrate our system. We may not be able to detect and prevent such events from occurring. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers.

In addition, we rely upon our customers and users of our solutions to perform important activities relating to the security of the data maintained on our cloud-based platform, or IntraLinks Platform, such as assignment of user access rights and administration of document access controls. Because we do not control the access provided by our customers to third-parties with respect to the data on our systems, we cannot ensure the complete integrity or security of such data in our systems. Errors or wrongdoing by users resulting in security breaches may be attributed to us. Because many of our engagements involve business-critical projects for financial institutions and their customers and for other types of customers where confidentiality is of paramount importance, a failure or inability to meet customers’ expectations with respect to security and confidentiality could seriously damage our reputation and affect our ability to retain customers and attract new business.

The security and integrity of our systems also may be jeopardized by a breach of our internal controls and policies by our employees, consultants or subcontractors having access to such systems. If our systems fail or are breached as a result of a third-party attack or an error, violation of internal controls or policies or a breach of contract by an employee, consultant or subcontractor causing the unauthorized disclosure of proprietary or confidential information or customer data, we may lose business, suffer irreparable damage to our reputation, and incur significant costs and expenses relating to the investigation and possible litigation of claims relating to such event. We may be liable in such event for damages, penalties for violation of applicable laws or regulations and costs for remediation and efforts to prevent future occurrences, any of which liabilities could be significant. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot assure you that our existing general liability insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and results of operations. Furthermore, litigation, regardless of its outcome, could result in a substantial cost to us and divert management’s attention from our operations. Any significant claim or litigation against us could have a material adverse effect on our business, financial condition and results of operations.

A significant part of our business is derived from the use of our solutions in connection with financial and strategic business transactions. If the volume of such transactions does not increase, demand for our services may not grow and could decline.

A significant portion of our revenue depends on the purchase of our services by parties involved in financial and strategic business transactions such as mergers and acquisitions, loan syndications and other debt capital markets transactions. During the fiscal years ended December 31, 2007, 2008 and 2009 and the six months ended June 30, 2010, revenues generated from the M&A and DCM markets constituted approximately 79%, 75%, 61% and 55%, respectively, of our total revenues. We expect to continue to derive a significant portion of our revenue from these sources for the foreseeable future. The volume of these transactions decreased from 2008 to 2009 as the world experienced a significant economic recession. If the volume of such transactions does not increase, demand for our services may not grow and could decline. The credit crisis, deterioration of global economies, rising unemployment and reduced equity valuations all create risks that could harm our business. If macroeconomic conditions worsen, we are not able to predict the impact of such worsening conditions on our results of operations. Our customers in the financial services industry are facing difficult conditions and their budgets for our services have been negatively affected. The level of activity in the financial services industry, including the financial transactions our services are used to support, is sensitive to many factors beyond our control, including interest rates, regulatory policies, general economic conditions, our customers’ competitive environments, business trends, terrorism and political change. Unfavorable conditions or changes in any of these factors could adversely affect our business, operating results and financial condition.

Changes in laws, regulations or governmental policy applicable to our customers or potential customers may decrease the demand for our solutions.

The level of our customers’ and potential customers’ activity in the business processes our services are used to support is sensitive to many factors beyond our control, including governmental regulation and regulatory policies. Many of our customers and potential customers in the life sciences, energy, utilities, insurance, financial and other industries are subject to substantial regulation and may be the subject of further regulation in the future. Accordingly, significant new laws or regulations or changes in, or repeals of, existing laws, regulations or governmental policy may change the way these customers do business and could cause the demand for and sales of our solutions to decrease. For example, many products developed by our customers in the life sciences industry require approval of the U.S. Food and Drug Administration, or FDA, and other similar foreign regulatory agencies before they can market their products. The processes for filing and obtaining FDA approval to market these products are guided by specific protocols that our services help support, such as 21 CFR Part 11 which provides the criteria for acceptance by the FDA of electronic records. If new government regulations from future legislation or administrative action or from changes in FDA policy occur in the future, the services we currently provide may no longer support these life science processes and protocols, and we may lose customers in the life sciences industry. Any change in the scope of applicable regulations that decreases the volume of transactions that our customers or potential customers enter into or otherwise negatively impact their use of our solutions would have a material adverse effect on our revenues or gross margins. Moreover, complying with increased or changed regulations could cause our operating expenses to increase. We may have to reconfigure our existing services or develop new services to adapt to new regulatory rules and policies which will require additional expense and time. Such changes could adversely affect our business, results of operations and financial condition.

If we are unable to increase our penetration in our principal existing markets and expand into additional markets, we will be unable to grow our business and increase revenue.

We currently market our solutions for a wide range of business processes. These include clinical trial management; safety information exchange and drug development and licensing for the life sciences industry; private equity fundraising and investor reporting; energy exploration and production ventures for the oil and gas industry; loan syndication and other debt capital markets transactions; due diligence for mergers and acquisitions; initial public offerings and other strategic transactions; contract and vendor management; and board reporting. We intend to continue to focus our sales and marketing efforts in these markets to grow our business. In addition, we believe our future growth depends not only on increasing our penetration into the principal markets in which our services are currently used, but also identifying and expanding the number of industries, communities and markets that use or could use our services. Efforts to expand our service offerings beyond the markets that we currently serve, however, may divert management resources from existing operations and require us to commit significant financial resources to an unproven business, either of which could significantly impair our operating results. Moreover, efforts to expand beyond our existing markets may never result in new services that achieve market acceptance, create additional revenue or become profitable. Our inability to further penetrate our existing markets or our inability to identify additional markets and achieve acceptance of our services in these additional markets could adversely affect our business, results of operations and financial condition.

Our performance depends on customer referrals from financial institutions and other users of our services.

We depend on end-users of our solutions to generate customer referrals for our services. We depend in part on the financial institutions, legal providers and other third parties who use our services to recommend them to a larger customer base than we can reach through our direct sales and internal marketing efforts. For instance, a significant portion of our revenues from the mergers and acquisitions sector business is derived from referrals by investment banks, financial advisors and law firms that have relied on our services in connection with merger and acquisition transactions. These referrals are an important source of new customers for our services, and generally are made without expectation of compensation. We intend to continue to focus our marketing efforts on these referral partners in order to expand our reach and improve the efficiency of our sales efforts. The willingness of these users to provide referrals depends on a number of factors, including the performance, ease of use, reliability, reputation and cost-effectiveness of our services as compared to those offered by our competitors. We may not be able to maintain strong relationships with these financial institutions or professional advisors. The loss of any of our significant referral sources or a decline in the number of referrals could require us to devote substantially more resources to the sales and marketing of our services, which would increase our costs, and could lead to a decline in our revenue, slow our growth and have a material adverse effect on our business, results of operations and financial condition. In addition, the revenue we generate from our referral relationships may vary from period to period.

If we are unable to maintain or expand our direct sales capabilities, we may not be able to generate anticipated revenues.

We rely primarily on our direct sales force to sell our services. As of June 30, 2010, we had a team of 179 dedicated sales professionals. Our services and solutions require a sophisticated sales effort targeted at the senior management of our prospective customers. We must expand our sales force to generate increased revenue from new customers. Failure to hire or retain qualified sales personnel will preclude us from expanding our business and generating anticipated revenue. Competition for such personnel is intense, and there can be no assurance that we will be able to retain our existing sales personnel or attract, assimilate or retain enough highly qualified sales personnel. Many of the companies with which we compete for experienced personnel have greater resources than we have. If any of our sales representatives were to leave us and join one of our competitors, we may be unable to prevent such sales representatives from helping competitors to solicit business from our existing customers, which could adversely affect our revenue. In addition, in making employment decisions, particularly in the software industry, job candidates often consider the value of the stock options they are to receive in connection with their employment. Significant volatility in the price of our stock may, therefore, adversely affect our ability to attract or retain key employees. In the past, we have had high turn-over rates among our sales force. New hires require training and take time to achieve full productivity. If we experience high turnover in our sales force in the future, we cannot be certain that new hires will become as productive as necessary to maintain or increase our revenue.

We may lose sales opportunities if we do not successfully develop and maintain strategic relationships to sell and deliver our solutions.

In addition to generating customer referrals through third-party users of our solutions, we intend to pursue additional relationships with other third parties, such as technology and content providers and implementation partners. Identifying partners and negotiating and documenting relationships with them require significant time and resources as does integrating third-party content and technology. Some of these third parties have entered and may continue to enter, into strategic relationships with our competitors. Further, these third parties may have multiple strategic relationships and may not regard us as significant for their businesses. They may terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire services or solutions that compete with ours. Our strategic partners also may interfere with our ability to enter into other desirable strategic relationships. If we are unsuccessful in establishing or maintaining our relationships with these third parties on favorable economic terms, our ability to compete in the marketplace or to grow our revenue could be impaired, and our business, results of operations and financial condition would suffer. Even if we are successful, we cannot assure you that these relationships will result in increased revenue or customer usage of our solutions or that the economic terms of these relationships will not adversely affect our margins.

Our business depends substantially on customers renewing and expanding their subscriptions for our services. Any decline in our customer renewals and expansions would harm our future operating results.

We enter into subscription agreements with certain of our customers that are generally one year in length. As a result, maintaining the renewal rate of our subscription agreements is critical to our future success. Contracts with annual commitment terms typically contain an automatic renewal clause; however, optional notification of non-renewal is typically permitted to be given by customers within 30 to 90 days prior to the end of the contract term. Repeat customers who do not have automatic renewal terms typically must negotiate renewal terms at each annual termination date. Our customers have no obligation to renew their subscriptions for our services after the expiration of the initial term of their agreements, and some customers have elected not to do so. We cannot assure you that any of our customer agreements will be renewed. Our renewal rates may decline due to a variety of factors, including:

•	the price, performance and functionality of our solutions;

•	the availability, price, performance and functionality of competing products and services;

•	our ability to demonstrate to new customers the value of our solutions within the initial term;

•	the relative ease and low cost of moving to a competing product or service;

•	consolidation in our customer base;

•	the effects of economic downturns, including the current global economic recession, and global economic conditions;

•	reductions in our customers’ spending levels; or

•	if any of our customers cease using, or anticipate declining requirements for, our services in their operations.

If our renewal rates are lower than anticipated or decline for any reason, or if customers renew on terms less favorable to us, our revenue may decrease and our profitability and gross margin may be harmed, which would have a material adverse effect on our business, results of operations and financial condition.

The nature of our transactional contracts, such as those for merger and acquisition transactions, require frequent new contracts with customers.

Many of our contracts with customers are entered into in connection with discrete one-time financial and strategic business transactions and projects such as merger and acquisition transactions. During the fiscal years ended December 31, 2007, 2008 and 2009, revenues generated from transactional contracts constituted approximately 53%, 53% and 43%, respectively, of our total revenues. These transactional agreements typically have initial terms of six to twelve months depending on the purpose of the exchange. Accordingly, our business depends on our ability to replace these transactional agreements as they expire. Our inability to enter into new contracts with existing customers or find new customers to replace these contracts could have a material adverse effect on our business, results of operations and financial condition.

Consolidation in the commercial and investment banking industries and other industries we serve could adversely impact our business by eliminating a number of our existing and potential customers.

There has been, and continues to be, merger, acquisition and consolidation activity in the banking and financial services industry. Mergers or consolidations of banks and financial institutions have reduced and may continue to reduce the number of our customers and potential customers for our solutions. A smaller market for our services could have a material adverse impact on our business and results of operations. For example, in 2008 and 2009, some of our largest customers in the commercial and investment banking industries merged with each other causing the consolidation of several contracts. In addition, it is possible that the larger banks or financial institutions which result from mergers or consolidations could perform themselves some or all of the services that we currently provide or could provide. A merger of two of our existing customers may also result in the merged entity deciding not to use our service or to purchase fewer of our services than the companies did separately or may result in the merged entity seeking pricing advantages or discounts using the leverage of its increased size. If that were to occur, it could adversely impact our revenue, which in turn would adversely affect our business, results of operations and financial condition.

If we do not maintain the compatibility of our services with third-party applications that our customers use in their business processes, demand for our services could decline.

Our solutions can be used alongside a wide range of other systems, such as email and enterprise software systems used by our customers in their businesses. If we do not support the continued integration of our services with third-party applications, including through the provision of application programming interfaces that enable data to be transferred readily between our services and third-party applications, demand for our services could decline and we could lose sales. We will also be required to make our services compatible with new or additional third-party applications that are introduced to the markets that we serve. We may not be successful in making our services compatible with these third-party applications, which could reduce demand for our services. In addition, prospective customers, especially large Enterprise customers, may require heavily customized features and functions unique to their business processes. If prospective customers require customized features or functions that we do not offer, and that would be difficult for them to develop and integrate within our services, then the market for our services will be adversely affected.

We operate in highly competitive markets, which could make it more difficult for us to acquire and retain customers.

The market for online collaborative content workspaces is intensely competitive and rapidly changing with relatively low barriers to entry. We expect competition to increase from existing competitors as well as new and emerging market entrants such as Microsoft Corporation and Google, Inc. We compete primarily on product functionality, service, price and reputation. Our competitors include companies that provide online products that serve as document repositories or dealrooms, together with other products or services, which may result in such companies effectively selling these services at lower prices and creating downward pricing pressure for us. Some of our competitors have longer operating histories and significantly greater financial resources. They may be able to devote greater resources to the development and improvement of their services than we can and, as a result, may be able to more quickly implement technological changes and respond to customers’ changing needs. In addition, if our competitors consolidate, or our smaller competitors are acquired by other, larger competitors, they may be able to provide services comparable to ours at a lower price due to their size. Our competitors may also develop services or products that are superior to ours, and their products or services may gain greater market acceptance than our services. Furthermore, our customers or their advisors, including investment banks and law firms, may acquire or develop their own technologies, such as client extranets, that could decrease the need for our services. The arrival of new market entrants or the use of these internal technologies could reduce the demand for our services, or cause us to reduce our pricing, resulting in a loss of revenue and adversely affecting our business, results of operations and financial condition.

The average sales price of our solutions may decrease, which may reduce our profitability.

The average sales price for our solutions may decline for a variety of reasons, including competitive pricing pressures, discounts we offer, a change in the mix of our solutions, anticipation of the introduction of new solutions or promotional programs. Competition continues to increase in the market for online collaborative content workspaces and we expect competition to further increase in the future, thereby leading to increased pricing pressures. We cannot assure you that we will be successful maintaining our prices at levels that will allow us to maintain profitability. Failure to maintain our prices could have an adverse effect on our business, results of operations and financial condition.

If we fail to adapt our services to changes in technology or the marketplace, we could lose existing customers and be unable to attract new business.

Our customers and users regularly adopt new technologies and industry standards continue to evolve. The introduction of products or services and the emergence of new industry standards can render our existing services obsolete and unmarketable in short periods of time. We expect others to continue to develop and introduce new products and services, and enhancements to existing products and services, which will compete with our services. Our future success will depend, in part, on our ability to enhance our current services and to develop and introduce new services that keep pace with technological developments, emerging industry standards and the needs of our customers. We cannot assure you that we will be successful in cost effectively developing, marketing and selling new services or service enhancements that meet these changing demands, that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these services, or that our new service and service enhancements will adequately meet the demands of the marketplace and achieve market acceptance.

Our customers may adopt technologies that decrease the demand for our services, which could reduce our revenue and adversely affect our business.

We target large institutions such as commercial banks, investment banks and life sciences companies for many of our services and we depend on their continued need for our services. However, over time, our customers or their advisors, such as law firms, may acquire, adopt or develop their own technologies such as client extranets that decrease the need for our solutions. The use of such internal technologies could reduce the demand for our services, result in pricing pressures or cause a reduction in our revenue. If we fail to manage these challenges adequately, our business, results of operations and financial condition could be adversely affected.

Government regulation of the Internet and e-commerce and of the international exchange of certain technologies is subject to possible unfavorable changes, and our failure to comply with applicable regulations could harm our business and operating results.

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign governments becomes more likely. For example, we believe increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for our products and services. In addition, taxation of products and services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed. Any regulation imposing greater fees for Internet use or restricting the exchange of information over the Internet could result in reduced growth or a decline in the use of the Internet and could diminish the viability of our Internet-based services, which could harm our business and operating results.

Interruptions or delays in our service due to problems with our third-party web hosting facility or other third-party service providers could adversely affect our business.

We rely on SunGard Availability Services LP for the maintenance of the equipment running our solutions and software at geographically dispersed hosting facilities. Our agreement with SunGard Availability Services LP expires on December 31, 2013. If we are unable to renew, extend or replace this contract, we may be unable to timely arrange for replacement services at a similar cost, which could cause an interruption in our service. We do not control the operation of these SunGard Availability Services LP facilities and each may be subject to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures or similar events. These facilities may also be subject to break-ins, sabotage, intentional acts of vandalism or similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster, cessation of operations by our third-party web hosting provider or its decision to close a facility without adequate notice or other unanticipated problems at either facility could result in lengthy interruptions in our service. In addition, the failure by these facilities to provide our required data communications capacity could result in interruptions in our service. Further, our services are highly dependent on our computer and telecommunications equipment and software systems. Disruptions in our service and related software systems could be the result of errors or acts by our vendors, customers, users or other third parties, or electronic or physical attacks by persons seeking to disrupt our operations. Any damage to, or failure or capacity limitations of, our systems and our related network could result in interruptions in our service. Interruptions in our service may cause us to lose revenue, cause us to issue credits or refunds, cause customers to terminate their subscriptions and adversely affect our renewal rates. Our business and reputation will be adversely affected if our customers and potential customers believe our service is unreliable.

Our business may not generate sufficient cash flow from operations, or future borrowings under our credit facilities or from other sources may not be available to us, in amounts sufficient to enable us to repay our indebtedness or to fund our other liquidity needs, including capital expenditure requirements.

We cannot guarantee that we will be able to generate or obtain enough capital to service our debt and fund our planned capital expenditures and business plan. We may be more vulnerable to adverse economic conditions than less leveraged competitors and thus less able to withstand competitive pressures. Any of these events could reduce our ability to generate cash available for investment or debt repayment or to make improvements or respond to events that would enhance profitability. If we are unable to service or repay our debt when it becomes due, our lenders could seek to accelerate payment of all unpaid principal and foreclose on our assets, and we may have to take actions such as selling assets, seeking additional equity investments or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. Additionally, we may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all. Any such event would have a material adverse effect on our business, results of operations and financial condition.

Our loan agreements contain operating and financial covenants that may restrict our business and financing activities.

We had total indebtedness of $294.5 million outstanding as of June 30, 2010, pursuant to a First Lien Credit Agreement, a Second Lien Credit Agreement and a Holdings Senior PIK Credit Agreement, each entered into on June 15, 2007. These borrowings are secured by substantially all of our assets, including our intellectual property. Our loan agreements restrict our ability to:

•	incur additional indebtedness;

•	create liens;

•	make investments and acquisitions;

•	sell assets;

•	pay dividends or make distributions on and, in certain cases, repurchase our stock; or

•	consolidate or merge with other entities.

In addition, our loan agreements have change in control provisions that may accelerate the maturity date of our loans. With respect to our First Lien Credit Facility, upon the occurrence of a change in control, all first-lien credit facility commitments shall terminate and all first-lien loans shall become due and payable. With respect to our Second Lien Credit Facility, upon a change in control, each holder of second-lien term loans will be entitled to require us to repay the second-lien term loans at a price of 101% of the principal plus accrued and unpaid interest. Furthermore, our loan agreements require us to meet specified minimum financial measurements. The operating and financial restrictions and covenants in these loan agreements, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet those covenants. A breach of any of these covenants could result in a default under our loan agreements, which could cause all of the outstanding indebtedness under our loan agreements to become immediately due and payable and terminate all commitments to extend further credit.

We might require additional capital to support business growth, and this capital might not be available.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new services or enhance our existing services, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

Our growth may strain our management, information systems and resources.

Our business has expanded rapidly in recent years. This rapid growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, customer base, headcount and operations both domestically and internationally. Growing a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our information technology infrastructure, operational, financial and management controls and our reporting systems and procedures, and manage expanded operations in geographically distributed locations. Our expected additional growth will increase our costs, which will make it more difficult for us to offset any future revenue shortfalls by offsetting expense reductions in the short term. If we fail to successfully manage our growth we will be unable to successfully execute our business plan, which could have a negative impact on our business, financial condition and results of operations.

Expansion of our business internationally will subject us to additional economic and operational risks that could increase our costs and make it difficult for us to operate profitably.

One of our key growth strategies is to pursue international expansion. International revenue accounted for approximately 33% of our revenue in both 2008 and 2009. The continued expansion of our international operations may require significant expenditure of financial and management resources and result in increased administrative and compliance costs. In addition, such expansion will increasingly subject us to the risks inherent in conducting business internationally, including:

•	foreign currency fluctuations, which could result in reduced revenue and increased operating expenses;

•	localization of our services, including translation into foreign languages and adaptation for local practices and regulatory requirements;

•	longer accounts receivable payment cycles and increased difficulty in collecting accounts receivable;

•	the effect of applicable foreign tax structures, including tax rates that may be higher than tax rates in the United States or taxes that may be duplicative of those imposed in the United States;

•	tariffs and trade barriers;

•	difficulties in managing and staffing international operations;

•	general economic and political conditions in each country;

•	inadequate intellectual property protection in foreign countries;

•	dependence on certain third parties, including channel partners with whom we may not have extensive experience;

•
the difficulties and increased expenses in complying with a variety of foreign laws, regulations and trade standards, including data protection and privacy laws which may or may not be in conflict with U.S. law; and

•	international regulatory environments.

Because we recognize revenue for our services ratably over the term of our customer agreements, downturns or upturns in the value of signed contracts will not be fully and immediately reflected in our operating results.

We offer our services primarily through fixed commitment contracts and recognize revenue ratably over the related service period, which typically range from six to twelve months. As a result, some portion of the revenue we report in each quarter is revenue from contracts entered into during prior quarters. Consequently, a decline in signed contracts in any quarter will not be fully and immediately reflected in the revenue of that quarter and will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure to take account of this reduced revenue. Similarly, revenue attributable to an increase in contracts signed in a particular quarter will not be fully and immediately recognized in the quarter that the contract is signed, as revenue from new or renewed contracts is recognized ratably over the applicable service period. Because we incur sales commissions at the time of sale, we may not recognize revenues from some customers despite incurring considerable expense related to our sales processes. Timing differences of this nature could cause our margins and profitability to fluctuate significantly from quarter to quarter.

The sales cycles for Enterprise customers can be long and unpredictable, and require considerable time and expense, which may cause our operating results to fluctuate.

The timing of our revenue from sales to Enterprise customers is difficult to predict. These efforts require us to educate our customers about the use and benefit of our services, including the technical capabilities and potential cost savings to an organization. Enterprise customers typically undertake a significant evaluation process that has in the past resulted in a lengthy sales cycle, typically several months. We spend substantial time, effort and money on our Enterprise sales efforts without any assurance that our efforts will produce any sales. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, our results could fall short of public expectations and our business, operating results and financial condition could be adversely affected.

If we fail to maintain proper and effective internal controls in the future, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors’ views of us and, as a result, the value of our common stock.

Ensuring that we have effective internal control over financial reporting and disclosure controls and procedures in place is a costly and time-consuming effort that needs to be frequently evaluated. In connection with our initial public offering, we commenced the process of documenting, reviewing and improving our internal controls over financial reporting for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which requires an annual management assessment of the effectiveness of our internal controls over financial reporting and a report from our independent registered public accounting firm addressing the effectiveness of our internal controls over financial reporting. Both we and our independent registered public accounting firm will be attesting to the effectiveness of our internal controls over financial reporting in connection with the audit of our financial statements for the year ending December 31, 2011.

We have identified deficiencies in our internal controls over financial reporting in the past, including in connection with the audit of our financial statements for the year ended December 31, 2009. In addition, in connection with our 2009 audit, we identified a material weakness in our internal control over financial reporting related to our application of certain provisions within ASC 815, Derivatives and Hedging (“ASC 815”) as it relates to an interest rate hedging instrument that we have held since 2007. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. From the date of inception of the interest rate hedging instrument through March 2009, we properly interpreted and applied the guidance of ASC 815. In March 2009 we made certain amendments to the swap agreement that under the guidance of ASC 815 should have resulted in the de-designation of the hedge as of that date. Based on our interpretation of the guidance, in periods subsequent to the amendment made in March 2009, we improperly concluded that the interest rate hedging instrument qualified for hedge accounting treatment. The resulting adjustment to reclassify the cumulative fair value adjustments out of Other comprehensive (loss) income on the Consolidated Balance Sheet to Other expense in the Consolidated Statement of Operations, both of which are contained elsewhere in our consolidated financial statements contained in the Registration Statement, was considered an audit adjustment and was recorded prior to the issuance of the consolidated financial statements for the year ended December 31, 2009. The adjustment recorded as a result of this material weakness is discussed within Note 9 to our consolidated financial statements contained elsewhere in the Registration Statement. We have concluded no remedial action is required with respect to this material weakness as we no longer apply hedge accounting treatment to the existing interest rate swap.

As part of our process of documenting and testing our internal controls over financial reporting, we may identify areas for further attention and improvement. We expect to incur substantial accounting and auditing expense and to expend significant management time in complying with the requirements of Section 404 of the Sarbanes-Oxley Act. If we are not able to comply with these requirements in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal controls over financial reporting that could rise to the level of a material weakness, we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal controls over financial reporting, we will be unable to assert that our internal controls over financial reporting are effective. If we are unable to assert that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls over financial reporting, we could be subject to investigations or sanctions by the Securities and Exchange Commission or other regulatory authorities, and we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause an adverse effect on the market price of our common stock, our business, reputation, financial position and results of operation. In addition, we could be required to expend significant management time and financial resources to correct any material weaknesses that may be identified or to respond to any regulatory investigations or proceedings.

We rely on third-party software and hardware to support our system and services and our business and reputation could suffer if our services fail to perform properly.

We rely on hardware purchased or leased and software licensed from third parties to offer our service. This hardware and software may not continue to be available on commercially reasonable terms or at all. Any loss of the right to use any of this hardware or software could result in delays in the provisioning of our services, which could negatively affect our business until equivalent technology is either developed by us or, if available, is identified, obtained and integrated. The software underlying our services can contain undetected errors or bugs. We may be forced to delay commercial release of our services until such problems are corrected and, in some cases, may need to implement enhancements to correct errors that we do not detect until after deployment of our services. In addition, problems with the software underlying our services could result in:

•	damage to our reputation;

•	loss of or delayed revenue;

•	loss of customers;

•	warranty claims or litigation;

•	loss of or delayed market acceptance of our services; and

•	unexpected expenses and diversion of resources to remedy errors.

Our use of “open source” software could negatively affect our ability to sell our services and subject us to possible litigation.

A portion of the technologies licensed by us incorporate so-called “open source” software, and we may incorporate open source software in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses. If we fail to comply with these licenses, we may be subject to certain conditions, including requirements that we offer our services that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or alterations under the terms of the particular open source license. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our services that contained the open source software and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our services.

If we are found to infringe on the proprietary rights of others, we could be required to redesign our services, pay significant royalties or enter into license agreements with third parties. This may significantly increase our costs or adversely affect our results of operations and stock price.

A third-party may assert that our technology or services violates its intellectual property rights. In particular, as the number of products and services offered in our markets, as well as the number of related patents issued in the United States and elsewhere, increase, and the functionality of these products and services further overlap, we believe that infringement claims may arise. Any claims, regardless of their merit, could:

•	be expensive and time-consuming to defend;

•	force us to stop providing services that incorporate the challenged intellectual property;

•	require us to redesign our technology and services;

•	divert management’s attention and other company resources; and

•	require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies, which may not be available on terms acceptable to us, if at all.

If we are unable to protect our proprietary technology and other rights, the value of our business and our competitive position may be impaired.

If we are unable to protect our intellectual property, our competitors could use our intellectual property to market products and services similar to ours, which could decrease demand for our services. We rely on a combination of copyright, patent, trademark and trade secret laws as well as third-party nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. These protections may not be adequate to prevent our competitors from copying or reverse-engineering our technology and services to create similar offerings. The scope of patent protection, if any, we may obtain from our patent applications is difficult to predict and our patents may be found invalid, unenforceable, or of insufficient scope to prevent competitors from offering similar services. Our competitors may independently develop technologies that are substantially equivalent or superior to our technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors, subcontractors and collaborators to enter into confidentiality agreements and maintain policies and procedures to limit access to our trade secrets and proprietary information. These agreements and the other actions taken by us may not provide meaningful protection for our trade secrets, know-how or other proprietary information from unauthorized use, misappropriation or disclosure. Existing copyright and patent laws may not provide adequate or meaningful protection in the event competitors independently develop technology, products or services similar to ours. Even if such laws provide protection, we may have insufficient resources to take the legal actions necessary to protect our interests. In addition, our intellectual property rights and interests may not be afforded the same protection under the laws of foreign countries as they are under the laws of the United States.

Our success depends on our customers’ continued high-speed access to the Internet and the continued reliability of the Internet infrastructure.

Our future sales growth depends on our customers’ high-speed access to the Internet, as well as the continued maintenance and development of the Internet infrastructure. The future delivery of our services will depend on third-party Internet service providers to expand high-speed Internet access, to maintain a reliable network with the necessary speed, data capacity and security, and to develop complementary products and services, including high-speed modems, for providing reliable and timely Internet access and services. The success of our business depends directly on the continued accessibility, maintenance and improvement of the Internet as a convenient means of customer interaction, as well as an efficient medium for the delivery and distribution of information among businesses and by businesses to their employees. All of these factors are out of our control. If for any reason the Internet does not remain a widespread communications medium and commercial platform, the demand for our services would be significantly reduced, which would harm our business, results of operations and financial condition.

To the extent that the Internet continues to experience increased numbers of users, frequency of use or bandwidth requirements, the Internet may become congested and be unable to support the demands placed on it, and its performance or reliability may decline. Any future Internet outages or delays could adversely affect our ability to provide services to our customers, which could adversely affect our business.

We may not successfully develop or introduce new services or enhancements to our IntraLinks Platform and, as a result, we may lose existing customers or fail to attract new customers and our revenues may suffer.

Our ability to attract new customers and increase revenue from existing customers will depend in large part on our ability to enhance and improve our existing IntraLinks Platform and to introduce new functionality either by acquisition or internal development. Our operating results would suffer if our innovations are not responsive to the needs of our customers, are not appropriately timed with market opportunity, or are not effectively brought to market. We have in the past experienced delays in the planned release dates of new features and upgrades, and have discovered defects in new services after their introduction. There can be no assurance that new services or upgrades will be released according to schedule, or that when released they will not contain defects. Either of these situations could result in adverse publicity, loss of revenues, delay in market acceptance or claims by customers brought against us, all of which could have a material adverse effect on our business, results of operations and financial condition. Moreover, upgrades and enhancements to our service offerings may require substantial investment and we have no assurance that such investments will be successful. If new innovations to our solutions do not become widely adopted by customers, we may not be able to justify the investments we have made. If we are unable to develop, license or acquire new products or enhancements to existing services on a timely and cost-effective basis, or if such new products or enhancements do not achieve market acceptance, our business, results of operations and financial condition will be materially adversely affected.

If we fail to develop our brand cost-effectively, our business may suffer.

We believe that developing and maintaining awareness of the IntraLinks brand in a cost-effective manner is critical to achieving widespread acceptance of our existing and future services and is an important element in attracting new customers. Furthermore, we believe that the importance of brand recognition will increase as competition in our market develops. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful services at competitive prices. Brand promotion and protection will also require protection and defense of our trademarks, service marks and trade dress, which may not be adequate to protect our investment in our brand or prevent competitors’ use of similar brands. In the past, our efforts to build our brand have involved significant expense. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business could suffer.

If we are unable to retain our key executives, we may not be able to implement our business strategy.

We rely on the expertise and experience of our senior management, especially our President and Chief Executive Officer, J. Andrew Damico, as well as the other executive officers and key employees listed in the “Management” section of the Registration Statement. Although we have employment agreements with Mr. Damico and Mr. Anthony Plesner, our Chief Financial Officer, neither of them nor any of our other management personnel is obligated to continue his or her employment with us. We have no key-man insurance on any members of our management team. The loss of services of any key management personnel could make it more difficult to successfully pursue our business goals. Furthermore, recruiting and retaining qualified management personnel are critical to our growth plans. We may be unable to attract and retain such personnel on acceptable terms given the competition among technology companies for experienced management personnel.

Our ability to use our net operating loss carryforwards may be limited.

As of December 31, 2009, we had federal net operating loss carryforwards, or NOLs, of $62.4 million to offset future taxable income, which expire in various years through 2027, if not utilized. The deferred tax asset representing the benefit of these NOLs has been offset by our deferred tax liabilities, leaving us in a net deferred tax liability position. A lack of future taxable income would adversely affect our ability to utilize these NOLs. In addition, under the provisions of the Internal Revenue Code, substantial changes in our ownership may limit the amount of NOLs that can be utilized annually in the future to offset taxable income. Section 382 of the Internal Revenue Code, or Section 382, imposes limitations on a company’s ability to use NOLs if a company experiences a more-than-50-percent ownership change over a three-year testing period. We believe that, as a result of our initial public offering or as a result of prior or future issuances of our capital stock, it is possible that a change in our ownership has occurred or will occur. If such a change in our ownership has occurred or occurs, our ability to use our NOLs in any future periods may be substantially limited. If we are limited in our ability to use our NOLs in future years in which we have taxable income, we will pay more taxes than if we were able to utilize our NOLs fully. This occurrence could adversely affect the market price of our common stock.

If we undertake business combinations and acquisitions, they may be difficult to integrate, disrupt our business, dilute stockholder value or divert management’s attention.

We may support our growth through acquisitions of complementary businesses, services or technologies. Future acquisitions involve risks, such as:

•	challenges associated with integrating acquired technologies and operations of acquired companies;

•	exposure to unforeseen liabilities;

•	diversion of managerial resources from day-to-day operations;

•	possible loss of key employees, customers and suppliers;

•	misjudgment with respect to the value, return on investment or strategic fit of any acquired operations or assets;

•	higher than expected transaction costs; and

•	additional dilution to our existing stockholders if we use our common stock as consideration for such acquisitions.

As a result of these risks, we may not be able to achieve the expected benefits of any acquisition. If we are unsuccessful in completing or integrating acquisitions, we may be required to reevaluate our growth strategy and we may have incurred substantial expenses and devoted significant management time and resources in seeking to complete and integrate the acquisitions.

Future business combinations could involve the acquisition of significant intangible assets. We may need to record write-downs from future impairments of identified intangible assets and goodwill. These accounting charges would reduce any future reported earnings or increase a reported loss. In addition, we could use substantial portions of our available cash to pay the purchase price for acquisitions. Subject to the provisions of our existing indebtedness, it is possible that we could incur additional debt or issue additional equity securities as consideration for these acquisitions, which could cause our stockholders to suffer significant dilution.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our operating results.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the Securities and Exchange Commission and the New York Stock Exchange. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. We expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We are unable to currently estimate these costs with any degree of certainty. We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage previously available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

If we are required to collect sales and use taxes on the services we sell, we may be subject to liability for past sales and our future sales may decrease.

We may lose sales or incur significant expenses should tax authorities anywhere we do business be successful in imposing sales and use taxes, value added taxes or similar taxes on the services we provide. A successful assertion by one or more tax authorities that we should collect sales or other taxes on the sale of our services could result in substantial tax liabilities for past sales and otherwise harm our business. States and certain municipalities in the United States, as well as countries outside the United States, have different rules and regulations governing sales and use taxes and these rules and regulations are subject to varying interpretations that may change over time. Certain of these rules and regulations may be interpreted to apply to us depending on the characterization of our services. We currently do not collect sales or use tax on our services in any state in the United States other than Ohio and Texas. We have not historically charged or collected value added tax on our services anywhere in the world.

Vendors of services, like us, are typically held responsible by taxing authorities for the collection and payment of any applicable sales and similar taxes. If one or more taxing authorities determines that taxes should have, but have not, been paid with respect to our services, we may be liable for past taxes in addition to taxes going forward. Liability for past taxes may also include very substantial interest and penalty charges. Although our customer contracts typically provide that our customers are responsible for the payment of all taxes associated with the provision and use of our services, customers may decline to pay back taxes and may refuse responsibility for interest or penalties associated with those taxes. In certain cases, we may elect not to request customers to pay back taxes. If we are required to collect and pay back taxes and the associated interest and penalties and if our customers fail or refuse to reimburse us for all or a portion of these amounts, or if we elect not to seek payment of these amounts, we will have incurred unplanned expenses that may be substantial. Moreover, imposition of such taxes on our services going forward will effectively increase the cost of such services to our customers and may adversely affect our ability to retain existing customers or to gain new customers in the areas in which such taxes are imposed. Any of the foregoing could have a material adverse effect on our business, results of operation or financial condition.

Risks Related to Our Common Stock

Our stock price may fluctuate significantly.

The stock market, particularly in recent years, has experienced significant volatility, particularly with respect to technology stocks. The volatility of technology stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause volatility in the market price of our common stock include:

•	market conditions affecting our customers’ businesses, including the level of activity in the mergers and acquisitions and syndicated loan markets;

•	the loss of any major customers or the acquisition of new customers for our services;

•	announcements of new services or functions by us or our competitors;

•	developments concerning intellectual property rights;

•	comments by securities analysts, including the publication of their estimates of our operating results;

•	actual and anticipated fluctuations in our quarterly operating results;

•	rumors relating to us or our competitors;

•	actions of stockholders, including sales of shares by our directors and executive officers;

•	additions or departures of key personnel; and

•	developments concerning current or future strategic alliances or acquisitions.

These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management.

Our principal stockholders could exercise significant control over our company.

As of August 6, 2010, our two largest stockholders beneficially owned, in the aggregate, shares representing approximately 68.4% of our outstanding capital stock. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market after the 180-day contractual lock-up and other legal restrictions on resale discussed in the Registration Statement lapse, the trading price of our common stock could decline significantly. Morgan Stanley & Co. Incorporated, the lead underwriter for our initial public offering, may, in its sole discretion, permit our officers, directors, employees and current stockholders to sell shares prior to the expiration of the lock-up agreements. Moreover, a relatively small number of our shareholders own large blocks of shares. We cannot predict the effect, if any, that public sales of these shares or the availability of these shares for sale will have on the market price of our common stock.

After the lock-up agreements pertaining to our initial public offering expire and based on shares outstanding as of June 30, 2010, an additional 38,299,561 shares will be eligible for sale in the public market, subject to any applicable volume limitations under federal securities laws. In addition, shares subject to outstanding options under our equity incentive plans and shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, 180 days after the completion of our initial public offering, holders of approximately 33,966,680 shares of our common stock will have the right to require us to register these shares under the Securities Act of 1933, as amended, pursuant to a registration rights agreement. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

Provisions of Delaware law, our charter documents and our loan agreements could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders, and could make it more difficult for you to change management.

Provisions of Delaware law, our amended and restated certificate of incorporation and amended and restated by-laws and our loan agreements, may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions may also prevent or delay attempts by stockholders to replace or remove our current management or members of our board of directors. These provisions include:

•	a classified board of directors;

•	limitations on the removal of directors;

•	advance notice requirements for stockholder proposals and nominations;

•	the inability of stockholders to act by written consent or to call special meetings;

•	the ability of our board of directors to make, alter or repeal our amended and restated by-laws;

•	the authority of our board of directors to issue preferred stock with such terms as our board of directors may determine; and

•	provisions in our loan agreements that may accelerate payment of our debt in a change in control.

The affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote, and not less than 75% of the outstanding shares of each class entitled to vote thereon as a class, is generally necessary to amend or repeal the above provisions that are contained in our amended and restated certificate of incorporation. Also, absent approval of our board of directors, our amended and restated by-laws may only be amended or repealed by the affirmative vote of the holders of at least 75% of our shares of capital stock entitled to vote.

In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which limits business combination transactions with stockholders of 15% or more of our outstanding voting stock that our board of directors has not approved. These provisions and other similar provisions make it more difficult for stockholders or potential acquirers to acquire us without negotiation. These provisions may apply even if some stockholders may consider the transaction beneficial to them.

As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock. These provisions might also discourage a potential acquisition proposal or tender offer, even if the acquisition proposal or tender offer is at a premium over the then current market price for our common stock.

We have never paid dividends on our capital stock and we do not anticipate paying any dividends in the foreseeable future. Consequently, any gains from an investment in our common stock will likely depend on whether the price of our common stock increases.

We have not paid dividends on any of our classes of capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of our outstanding indebtedness restrict our ability to pay dividends, and any future indebtedness that we may incur could preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future. Consequently, in the foreseeable future, you will likely only experience a gain from your investment in our common stock if the price of our common stock increases.

If equity research analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock will rely in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts. The price of our common stock could decline if one or more equity analysts downgrade our common stock or if analysts issue other unfavorable commentary or cease publishing reports about us or our business.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

From April 1 to June 30, 2010, we issued and sold an aggregate of 14,597 shares of our common stock to our employees, at an exercise price of $1.59 per share for an aggregate of $23,209.23 pursuant to exercises of options granted. The issuance of common stock upon exercise of the options was exempt either pursuant to Rule 701, as a transaction pursuant to a compensatory benefit plan, or pursuant to Section 4(2), as a transaction by an issuer not involving a public offering. The common stock issued upon exercise of options is deemed restricted securities for the purposes of the Securities Act.

Use of Proceeds

On August 5, 2010, the SEC declared effective our registration statement on Form S-1 (File No. 333-165991) in connection with our initial public offering, pursuant to which we registered an aggregate of 12,650,000 shares of Common Stock, which includes 1,650,000 shares of Common Stock pursuant to the underwriters’ over-allotment option.  On August 11, 2010, we sold 11,000,000 shares of Common Stock at a public offering price of $13.00 per share, for an aggregate gross offering price of $143.0 million. The underwriters of the offering were Morgan Stanley & Co. Incorporated, Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Jefferies & Company, Inc., Lazard Capital Markets LLC, Pacific Crest Securities LLC and Stifel Nicolaus Weisel.

As a result of the offering, we received net proceeds of approximately $130.2 million, after deducting underwriting discounts and commissions of $10.0 million and additional offering-related expenses of approximately $2.8 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates, other than reimbursement of legal expenses for selling stockholders. We used $127.8 million of the net proceeds to prepay in full $103.9 million outstanding under the PIK Loan under the Holdings Senior PIK Credit Agreement, plus an additional $4.1 million in prepayment fees, as well as $9.1 million of Tranche B of the Second Lien Credit Facility and $10.7 million of Tranche C of the Second Lien Credit Facility.  Funds affiliated with TA Associates, Inc., which own ten percent or more of our Common Stock, were lenders under our Tranche B term loan issued pursuant to our Second Lien Credit Facility, and two of our directors, Brian J. Conway and Harry D. Taylor, are affiliated with TA Associates, Inc. As a result, $9.1 million of the offering proceeds were indirectly paid to TA Associates, Inc. and its affiliates and Messrs. Conway and Taylor.  We anticipate that we will use the remaining net proceeds from our initial public offering for working capital and other general corporate purposes.  There has been no material change in the planned use of proceeds from our initial public offering from that described in our final prospectus filed with the SEC pursuant to Rule 424(b).

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: (REMOVED AND RESERVED)

ITEM 5:  OTHER INFORMATION

None.

ITEM 6: EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

3.1
Form of Fourth Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.2 in the Company’s Registration Statement on Form S-1, as amended (File No. 333-165991)).

3.2	Form of Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.3 in the Company’s Registration Statement on Form S-1, as amended (File No. 333-165991)).

4.1	Form of Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 in the Company’s Registration Statement on Form S-1, as amended (File No. 333-165991)).

10.1	2010 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.6 in the Company’s Registration Statement on Form S-1, as amended (File No. 333-165991)).

10.2	2010 Equity Incentive Plan and forms of award agreements (Incorporated by reference to Exhibit 10.7 in the Company’s Registration Statement on Form S-1, as amended (File No. 333-165991)).

10.3
First Lien Credit Agreement by and among IntraLinks, Inc., the Company, the lenders listed therein, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC, as joint lead arrangers and joint bookrunners, Deutsche Bank Trust Company Americas, as administrative agent and collateral agent for the lenders and as syndication agent, and ING Capital LLC, as documentation agent, dated as of June 15, 2007, including Amendment No. 1 to Credit Agreement, dated as of May 14, 2010, thereto (Incorporated by reference to Exhibit 10.9 in the Company’s Registration Statement on Form S-1, as amended (File No. 333-165991)).

10.4
Second Lien Credit Agreement by and among IntraLinks, Inc., the Company, the lenders listed therein, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC, as joint lead arrangers and joint bookrunners, Deutsche Bank Trust Company Americas, as administrative agent and collateral agent for the lenders and as syndication agent, dated as of June 15, 2007, including Amendment No. 1 to Credit Agreement, dated as of May 14, 2010, thereto.  (Incorporated by reference to Exhibit 10.10 in the Company’s Registration Statement on Form S-1, as amended (File No. 333-165991)).

31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRALINKS HOLDINGS, INC.

Date: September 1, 2010	By:	/s/ J. Andrew Damico
J. Andrew Damico President and Chief Executive Officer (Principal Executive Officer)

Date: September 1, 2010	By:	/s/ Anthony Plesner
Anthony Plesner Chief Financial Officer and Chief Administrative Officer (Principal Financial and Accounting Officer)