Form 10-Q
period 2010-09-30
IntraLinks Holdings, Inc.
filed 2010-11-12
CIK 1488075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010
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

(212) 543-7700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑      No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes    ☐      No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☑    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2010
Common Stock, par value $.001 per share	50,267,019

INTRALINKS HOLDINGS, INC
QUARTERLY REPORT ON FORM 10-Q
For the quarter ended September 30, 2010

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

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
INTRALINKS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and per Share Data)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,296	$30,481
Restricted cash	-	87
Accounts receivable, net of allowances of $2,590 and $2,470, respectively	36,812	25,898
Investments	960	3,414
Deferred taxes	6,979	6,979
Prepaid expenses and other current assets	7,125	6,355
Total current assets	83,172	73,214
Fixed assets, net	9,404	7,064
Capitalized software, net	25,230	20,734
Goodwill	215,478	215,478
Other intangibles, net	168,021	189,604
Other assets	1,911	3,247
Total assets	$503,216	$509,341

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,646	$8,870
Accrued expenses and other current liabilities	18,335	21,958
Deferred revenue	35,239	26,795
Total current liabilities	59,220	57,623
Long term debt	158,911	290,513
Deferred taxes	33,086	42,719
Other long term liabilities	3,300	4,040
Total liabilities	254,517	394,895
Commitments and contingencies (Note 13)
Redeemable convertible preferred stock:
Series A $0.001 par value, 10,000,000 shares authorized; 0 and 35,864,887 shares	-	176,478
issued and outstanding (liquidation preference of $0 and $176,604) as of September 30,
2010 and December 31, 2009, respectively
Stockholders' equity (deficit)
Common stock, $0.001 par value; 300,000,000 shares authorized; 50,256,662 and 3,152,669	50	3
shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively
Additional paid-in capital	326,797	4,302
Accumulated deficit	(78,314)	(66,377)
Accumulated other comprehensive income	166	40
Total stockholders' equity (deficit)	248,699	(62,032)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$503,216	$509,341

The accompanying notes are an integral part of these consolidated financial statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and per Share Data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue	$47,874	$34,037	$132,215	$101,523
Cost of revenue	11,916	10,619	34,947	37,468
Gross profit	35,958	23,418	97,268	64,055
Operating expenses:
Product development	5,030	2,764	13,774	8,780
Sales and marketing	20,130	15,130	58,256	43,073
General and administrative	7,234	5,099	20,376	14,640
Restructuring costs (Note 12)	-	45	-	338
Total operating expenses	32,394	23,038	92,406	66,831
Income (loss) from operations	3,564	380	4,862	(2,776)
Interest expense, net	5,862	7,405	19,998	21,430
Amortization of debt issuance costs	1,111	464	2,026	1,414
Loss on extinguishment of debt	4,974	-	4,974	-
Other (income) expense	(919)	625	(1,229)	10,326
Net loss before income tax	(7,464)	(8,114)	(20,907)	(35,946)
Income tax benefit	(4,951)	(5,175)	(8,970)	(15,807)
Net loss	$(2,513)	$(2,939)	$(11,937)	$(20,139)

Net loss per common share - basic and diluted	$(0.14)	$(1.73)	$(1.94)	$(13.10)

Weighted average number of shares used in
calculating net loss per common share - basic and diluted	18,056,423	1,699,094	6,153,359	1,537,136

The accompanying notes are an integral part of these consolidated financial statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)
 (In Thousands, Except Share and per Share Data)
(unaudited)

	Series A Redeemable Convertible Preferred Stock				Common Stock
	Shares	Amount	Additional Paid-in Capital	Total	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2009	35,864,886	$36	$176,442	$176,478	3,152,669	$3	$4,302	$(66,377)	$40	$(62,032)

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	126	126

Net loss	-	-	-	-	-	-	-	(11,937)	-	(11,937)

Total comprehensive loss for the nine months ended September 30, 2010	-	-	-	-	-	-	-	-	-	(11,811)

Forfeiture of Restricted Series A Preferred Stock	(1,617)	-	(8)	(8)	-	-	-	-	-	-

Proceeds from initial public offering	-	-	-	-	11,000,000	11	132,979	-	-	132,990

Conversion of Preferred Stock to Common Stock	(35,863,269)	(36)	(176,560)	(176,596)	35,101,716	35	176,561	-	-	176,596

Proceeds from underwriters' overallotment shares	-	-	-	-	980,000	1	11,847	-	-	11,848

Offering costs paid in connection with initial public offering	-	-	-	-	-	-	(1,860)	-	-	(1,860)

Forfeiture of unvested Restricted Common Stock	-	-	-	-	(122,143)	-	-	-	-	-

Exercise of stock options for Common Stock	-	-	-	-	144,420	-	240	-	-	240

Stock-based compensation expense	-	-	126	126	-	-	2,728	-	-	2,728
Balance at September 30, 2010	-	$-	$-	$-	50,256,662	$50	$326,797	$(78,314)	$166	$248,699

The accompanying notes are an integral part of these consolidated financial statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Net loss	$(11,937)	$(20,139)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,137	8,610
Stock-based compensation expense	2,846	1,246
Amortization of intangible assets	21,583	27,721
Amortization of debt discount	116	116
Amortization of debt issuance cost	2,026	1,414
Provision for bad debts and customer credits	332	479
Gain on disposal of fixed assets, including insurance proceeds	(221)	(4)
Change in deferred taxes	(9,634)	(16,252)
(Gain) loss on interest rate swap	(1,393)	9,666
Loss on extinguishment of debt	4,974	-
Non-cash interest expense	4,880	8,723

Changes in operating assets and liabilities:
Restricted cash	87	451
Accounts receivable	(11,219)	(233)
Prepaid expenses and other current assets	155	(330)
Other assets	(2,391)	50
Accounts payable	(3,231)	(1,520)
Accrued expenses and other liabilities	(1,800)	(3,019)
Deferred revenue	8,662	(266)
Net cash provided by operating activities	15,972	16,713
Cash flows from investing activities:

Capital expenditures	(6,550)	(3,745)
Capitalized software development costs	(12,470)	(7,801)
Purchase of bank time deposits with maturities greater than three months	(4,320)	-
Sale of investments and maturity of bank time deposits greater than three months	6,810	25
Net cash used in investing activities	(16,530)	(11,521)
Cash flows from financing activities:

Proceeds from exercise of stock options	240	1
Offering costs paid in connection with initial public offering	(1,767)	-
Capital lease payments	(27)	(93)
Proceeds from initial public offering, including underwriters' overallotment	144,838	-
Repayments of outstanding principal on long-term debt	(137,778)	(2,873)
Prepayment penalty on PIK loan	(4,092)	-
Net cash provided by (used in) financing activities	1,414	(2,965)
Effect of foreign exchange rate changes on cash and cash equivalents	(41)	(65)
Net increase in cash and cash equivalents	815	2,162
Cash and cash equivalents at beginning of period	30,481	24,671
Cash and cash equivalents at end of period	$31,296	$26,833

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

On August 5, 2010, the SEC declared effective the Company’s registration statement on Form S-1, as amended (File No. 333-165991) (the “Registration Statement”), in connection with its initial public offering of 11,000,000 shares of Common Stock, par value $0.001 per share (“Common Stock”), at a public offering price of $13.00 per share. The offering closed on August 11, 2010. Upon consummation of the Company’s initial public offering, all outstanding shares of Series A Preferred Stock converted to 35,101,716 shares of Common Stock.  On September 9, 2010, the Company closed the sale of an additional 980,000 shares of Common Stock at the initial public offering price of $13.00 per share pursuant to the underwriters’ exercise of their over-allotment option in connection with the Company’s initial public offering that closed on August 11, 2010.

The financial statements contained herein should be read in conjunction with the Company’s audited consolidated financial statements and related notes to audited consolidated financial statements included in the Registration Statement.

In the opinion of management, the accompanying unaudited consolidated financial data contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented.  The Company’s historical results are not necessarily indicative of future operating results, and the results for the first nine months ended September 30, 2010 are not necessarily indicative of results to be expected for the full year or for any other period.

2.	Summary of Significant Accounting Policies

During the nine months ended September 30, 2010, there were no material changes to the Company’s significant accounting policies from those contained in the Company’s audited consolidated financial statements (and notes thereto) for the year ended December 31, 2009.

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued two updates, now codified under Accounting Standards Update (“ASU”) 2009-16, Transfers and Servicing (Topic 860), Accounting for Transfers of Financial Assets  (“ASU 2009-16”), and ASU 2009-17,  Consolidations (Topic 810), Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities  (“ASU 2009-17”).  ASU 2009-16 amends the derecognition guidance in Accounting Standards Codification (“ASC”) 860, Transfer and Servicing, and eliminates the exemption from consolidation for qualifying special-purpose entities (‘‘QSPEs’’). As a result, a transferor will need to evaluate all existing QSPEs to determine whether they must now be consolidated in accordance with ASU 2009-17.  The amendments will significantly affect the overall consolidation analysis under ASC 810,  Consolidation  (‘‘ASC 810’’), and all entities and enterprises currently within the scope of ASC 810, as well as QSPEs that are currently excluded from the scope of ASC 810. ASU 2009-16 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. ASU 2009-17 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The Company adopted this guidance as of January 1, 2010. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In September 2009, the FASB issued ASU No. 2009-12, Fair Value Measurements and Disclosures (“ASU 2009-12”).  ASU 2009-12 amended the existing guidance on arrangements with entities that calculate net value per share or its equivalent under ASC 820-10, Fair Value Measurements and Disclosures to disclose (a) the nature of restrictions on an investor’s ability to redeem its investments at the measurement date (b) any unfunded commitments (c) investment strategies of the investees, and (d) determine the basis of the nature and risks of the investment in a manner consistent with U.S. GAAP.  ASU 2009-12 is effective for the first reporting period, including interim periods, ending after December 15, 2009.  Early application is permitted in financial statements for interim or annual periods that have not been issued.  If early adoption is elected the entity is permitted to defer the adoption of the disclosure provisions until periods ending after December 15, 2009.  The Company adopted this guidance as of January 1, 2010.  The Company does not currently hold any investments in entities that calculate net asset value per share (or its equivalent).  Therefore, the adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 amends the current guidance on arrangements with multiple deliverables under ASC 605-25,   Revenue Recognition — Multiple-Element Arrangements  , to (a) eliminate the separation criterion that requires entities to establish objective and reliable evidence of fair value for undelivered elements; (b) establish a selling price hierarchy to help entities allocate arrangement consideration to the separate units of account; (c) eliminate the residual allocation method which will be replaced by the relative selling price allocation method for all arrangements; and (d) significantly expand the disclosure requirements. ASU 2009-13 is effective for new or materially modified arrangements in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. If early adoption is elected and the period of adoption is not the beginning of the fiscal year, retrospective application from the beginning of the fiscal year of adoption and additional disclosure are required. Retrospective application for all prior periods presented in the financial statements is also permitted, but not required. The Company adopted this guidance as of July 1, 2010. As is disclosed in the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2009, the Company has determined that the services delivered to customers under its existing arrangements represent a single unit of accounting.  Therefore, the adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures About Fair Value Measurements (‘‘ASU 2010-06’’), which amends ASC 820,  Fair Value Measurements and Disclosures , to add new requirements for disclosures about transfers into and out of Level 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. Early adoption is permitted. The Company adopted the guidance related to the Level 1 and 2 disclosures during the three months ended March 31, 2010.  The adoption of the provisions related to Level 3 disclosures are not expected to have a material impact on the Company’s consolidated financial statements due to the fact that the Company does not currently have assets or liabilities measured at fair value using Level 3 inputs.  See Note 3 for further discussion.

3.	Fair Value Measurements

As of September 30, 2010, the fair values of the Company’s financial assets and liabilities are categorized as presented in the table below:

Assets:	Total	Level 1	Level 2	Level 3
Money market funds as cash equivalents	$11,937	$11,937	$-	$-
Bank time deposits, maturities in excess of three months	$960	$-	$960	$-
Investments in ARS(a)	$-	$-	$-	$-
Liability:
Interest rate swap(b)	$7,034	$-	$7,034	$-

(a)
At June 30, 2010 the Company held investments in auction rate securities (“ARS”) at a par value of $900.  On July 1, 2010, at the Company’s request under the Guarantee Rights Agreement, UBS AG redeemed the ARS at par value and the Company received $900.

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

(b)	Based on one-month U.S. Dollar LIBOR index, inclusive of a $221 credit valuation adjustment (see Note 8).

During the nine months ended September 30, 2010, the Company invested $4,320 in bank time deposits with maturity dates in excess of three months.  The Company classified these investments as trading securities, with gains and losses recorded to “Other (income) expense” within the Consolidated Statement of Operations.  The gains and losses incurred during the three and nine months ended September 30, 2010 were not material.  The fair value measurement for these bank time deposits is determined by obtaining quotes from the financial institution, as these time deposits are not traded on an active market.  Therefore, the bank time deposits are categorized as Level 2 assets, as shown in the table above.

During the three and nine months ended September 30, 2010, there were no transfers in or out of the Company’s Level 1 or Level 2 assets or liabilities, other than maturing bank time deposits, of which $3,360 matured during the three and nine months ended September 30, 2010.  Upon maturity, the bank time deposits are transferred into the Company’s money market fund.

Prior to September 30, 2010, the Company utilized Level 3 inputs to measure the ARS.  As such, the changes in fair value of the ARS and Rights during the three and nine months ended September 30, 2010 are as follows:

ARS

Balance at December 31, 2009	$3,414
Redemptions	(550)
Gain on ARS portfolio	9
Balance at March 31, 2010	$2,873
Gain on ARS portfolio	27
Redemptions	(2,000)
Balance at June 30, 2010	$900
Redemptions	(900)
Balance at September 30, 2010	$-

Guarantee Rights Options

Balance at December 31, 2009	$36
Loss on Rights	(9)
Balance at March 31, 2010	$27
Loss on Rights	(27)
Balance at June 30, 2010	$-

No further activity through September 30, 2010

4.	Goodwill and Other Intangibles

There were no changes in the carrying amount of goodwill through September 30, 2010.

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

As of September 30, 2010, Other intangibles consists of the following:

	Definite - Lived Intangible Assets
	Developed	Customer	Contractual	Trade Name	Non- Compete	Total
	Technology	Relationships	Backlog		Agreement
Acquired value at June 15, 2007	$132,369	$141,747	$9,219	$14,618	$728	$298,681
Amortization	(60,118)	(36,027)	(9,219)	(3,096)	(617)	(109,077)
Net book value at December 31, 2009	$72,251	$105,720	$-	$11,522	$111	$189,604
Amortization	(3,309)	(3,544)	-	(304)	(61)	(7,218)
Net book value at March 31, 2010	$68,942	$102,176	$-	$11,218	$50	$182,386
Amortization	(3,309)	(3,544)	-	(305)	(50)	(7,208)
Net book value at June 30, 2010	$65,633	$98,632	$-	$10,913	$-	$175,178
Amortization	(3,309)	(3,544)	-	(304)	-	(7,157)
Net book value at September 30, 2010	$62,324	$95,088	$-	$10,609	$-	$168,021

The Company has not identified impairment for any of the definite-lived intangible assets and no additional definite-lived intangible assets have been acquired through September 30, 2010.

Total intangible amortization expense is classified in each of the operating expense categories for the periods included below as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cost of revenue	$3,309	$3,309	$9,928	$15,994
Sales and marketing	3,544	3,544	10,631	10,632
General and administrative	304	365	1,024	1,095
Total	$7,157	$7,218	$21,583	$27,721

Estimated intangible amortization expense on an annual basis for the succeeding five years is as follows:

For the year ended December 31,	Amount
2010 (remainder)	$7,157
2011	28,630
2012	25,762
2013	23,335
2014	23,335
Thereafter	59,802
Total	$168,021

5.	Fixed Assets and Capitalized Software

Fixed assets consisted of the following at:

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

	September 30,	December 31,
	2010	2009
	(unaudited)

Computer and office equipment and software	$16,850	$10,642
Furniture and fixtures	772	644
Leasehold improvements	1,697	1,528
Total fixed assets	19,319	12,814
Less: Accumulated depreciation and amortization	(9,915)	(5,750)
Fixed assets, net	$9,404	$7,064

The Company holds fixed assets in three locations: the United States, United Kingdom and Brazil.  No country outside of the United States holds greater than 10% of the Company’s total fixed assets.  Depreciation expense relating to fixed assets for the three and nine months ended September 30, 2010 was $1,736 and $4,163, respectively, compared to $707 and $2,728, respectively, for the three and nine months ended September 30, 2009.

On March 5, 2010, the Company entered into an equipment sales agreement to purchase previously leased equipment from the lessor for $3,424, thereby releasing the Company from any further commitment or obligation for continued operating lease payments.  The Company made the final payment for the purchase of the equipment in April 2010, at which time title of the assets that were previously subject to the lease arrangement passed to the Company.  The cost of the purchased equipment is being depreciated over the remaining useful lives of the respective assets.  During the nine months ended September 30, 2010 the Company recorded $1,363 of depreciation expense related to the purchased equipment.

Capitalized software consisted of the following at:
	September 30,	December 31,
	2010	2009
	(unaudited)

Capitalized software	$42,777	$30,307
Less: Accumulated amortization	(17,547)	(9,573)
Capitalize software, net	$25,230	$20,734

Amortization expense of capitalized software for the three and nine months ended September 30, 2010 was  $2,795  and $7,974, respectively, compared to $2,018  and $5,884 for the three and nine months ended September 30, 2009, respectively.

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at:

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

	September 30,	December 31,
	2010	2009
	(unaudited)
Sales commissions and bonuses	$7,436	$8,316
Current portion of interest rate swap	4,657	5,115
Current portion of long-term debt	1,350	2,530
Professional fees	444	275
Restructuring reserve	-	732
Current portion of capital lease obligations	-	29
Accrued interest payable	57	53
Other accrued expenses	4,391	4,908
Total accrued expenses and other current liabilities	$18,335	$21,958

7.	Income Taxes
The Company’s effective income tax rate for the three months ended September 30, 2010 was 66.3%, compared to 63.8% for the three months ended September 30, 2009 and 28.4% for the three months ended June 30, 2010.  The tax rate for the three months ended September 30, 2010 was impacted by discrete items, primarily a $3,261 benefit related to a change in the Company’s apportionment methodology used to determine its state tax liability, as well as $125 associated with the finalization of the Company’s 2009 tax return. Excluding discrete items, the Company’s effective income tax rate was 21.3% and 26.9% for the three and nine months ended September 30, 2010, respectively.  The change in apportionment methodology used to determine the state tax liability is a change in estimate that took place in conjunction with the filing of the Company’s 2009 state tax returns during the three months ended September 30, 2010.  The resulting income tax benefit from the decrease in the state rate was recorded as a discrete item in the third quarter ended September 30, 2010.

The tax rate for the three months ended September 30, 2009 was also impacted by discrete items, primarily a $3,083 benefit related to research and development tax credits, partially offset by ($872) associated with the finalization of the Company’s 2008 tax return. Excluding discrete items, the Company’s effective income tax rate was 36.5% for the three and nine months ended September 30, 2009.

8.	Debt and Derivative Financial Instrument

Debt

Long-term debt consisted of the following at:

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

	September 30,	December 31,
	2010	2009
	(unaudited)

First Lien Credit Agreement (“First Lien Credit Facility”)	$127,573	$129,765
Second Lien Credit Agreement (“Second Lien Credit Facility”):
– Tranche B, net of discount of $652 and $768, respectively	14,736	29,232
– Tranche C	17,952	35,000
Holdings Senior PIK Credit Agreement (“PIK Loan”)	-	99,046
Total notes	160,261	293,043
Less: current portion	(1,350)	(2,530)
Total long-term debt	$158,911	$290,513

Based on available market information, the estimated fair value of the Company’s long-term debt was approximately $155,361 as of September 30, 2010.

First Lien Credit Facility

The First Lien Credit Facility provides for term loans in the aggregate principal amount of $135,000, and quarterly installment payments equal to 0.25% of the initial principal balance due on the last day of each quarter, which commenced on September 30, 2007 and with the balance due in a final installment on June 15, 2014.   Additionally, the First Lien Credit Facility includes a requirement for mandatory prepayments based on annual excess free cash flow, as defined in the credit agreement. Term loans under the First Lien Credit Facility bear interest at the higher of the Eurodollar Rate (as defined in the credit agreement) or 1.5%, plus 4.5% per annum.  At September 30, 2010 the interest rate on the First Lien Credit Facility was 6.0%.  In March 2009, the Company made an election allowable by the credit agreement to change the basis which determines the variable Eurodollar interest rate from three-month LIBOR to one-month LIBOR, with a corresponding change in the timing of interest payments to be due on the last business day of each month.

The First Lien Credit Facility also provides for a $15,000 revolving line of credit, of which $12,613 was unused as of September 30, 2010.  At September 30, 2010, $2,387was reserved for standby letters of credit, $1,587 for operating lease agreements related to the Company’s various office locations and $800 related to the Company’s corporate charge card utilized by executives and certain other employees. The interest rate on the unutilized portion of the revolving line of credit was 0.5% for the three and nine months ended September 30, 2010.

The current portion of long-term debt reflects the quarterly mandatory principal payments of approximately $338 on the First Lien Credit Facility due in the following year. Current portion of long-term debt aggregated to $1,350 for the period ended September 30, 2010.

Second Lien Credit Facility

The Second Lien Credit Facility provides for two tranches of term loans, Tranche B in the amount of $30,000 and Tranche C in the amount of $35,000. Both tranches are due in full on the maturity date of December 15, 2014. Tranche B bears interest at the rate of 11.0% per annum through its maturity date. Tranche C bears interest at the higher of the Eurodollar Rate (as defined in the credit agreement) or 2.0%, plus 6.5% per annum.  At September 30, 2010 the interest rate on Tranche C of the Second Lien Credit Facility was 8.5%. Similar to the change noted for the First Lien Credit Facility above, in March 2009, the Company made an election allowable by the credit agreement to change the basis which determines the variable Eurodollar interest rate on the Tranche C term loan from three-month LIBOR to one-month LIBOR, with a corresponding change in the timing of interest payments to be due on the last business day of each month.

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

The Second Lien Credit Facility permits, at the Company’s option, interest on the Tranche C term loan to be payable in full or in part in kind by adding the accrued interest to the principal of the term loans, which thereafter accrues interest at the rate stated above, plus a PIK margin of 0.5%. Through September 30, 2010, the Company has not paid any of the interest on the Tranche C term loan in kind, either in part or in full.

In connection with the 2007 merger transaction, pursuant to which IntraLinks, Inc. became a wholly-owned subsidiary of IntraLinks Holdings, Inc., which was owned by TA Associates, Inc., Rho Capital Partners, Inc. and other stockholders, former and current officers and employees of IntraLinks, Inc. (the “2007 Merger”), the Company issued and sold to affiliates of TA Associates, Inc. an aggregate of 20,557,900 shares of Series A-2 Preferred Stock at a price of $4.92414 per share and 761,554 shares of Common Stock for a total of $761.55 and in consideration for the issuance of the $30,000 loan described above. The Company recognized a debt discount on Tranche B of the Second Lien Credit Facility of $1,164 representing the relative fair value associated with the issuance of the 761,554 shares of Common Stock.  The debt discount on Tranche B of the Second Lien Credit Facility is being recognized as additional interest expense, on a straight-line basis, over the contractual life of the loan.  The 20,557,900 shares of Series A-2 Preferred Stock held by affiliates of TA Associates, Inc. converted into 19,796,346 shares of Common Stock on the initial public offering date.

On May 14, 2010, the Company entered into an agreement with its lenders to amend the First Lien Credit Agreement and Second Lien Credit Agreement. The purpose of the amended credit agreements was to allow the Company to use net proceeds from its initial public offering for the repayment in full of the PIK Loan under the Holdings Senior PIK Credit Agreement and for the repayment of the Tranche B and Tranche C term loans under the Second Lien Credit Agreement on a pro rata basis. Under the terms of the existing First and Second Lien Credit Agreements, the Company was restricted with regards to repayment preference. The amendment of the First Lien Credit Agreement includes updated terms on the interest rate, including a floor of 1.5% (should the Company elect the Eurodollar Rate option) and an increase in the rate margin of 1.75%. The amendment of the Second Lien Credit Agreement includes updated terms on the interest rate of the Tranche C term loan, including a floor of 2.0% (should the Company elect the Eurodollar Rate option) and an increase in the rate margin of 0.75%. The updated interest rates under the amended credit agreements became effective immediately following the consummation of the Company’s initial public offering, which occurred on August 11, 2010.  During the three months ended September 30, 2010, the Company incurred an amendment fee of $520, payable to the creditors, equal to 0.25% of the total outstanding balances, and an arrangement fee of $500 payable to Deutsche Bank Securities, Inc. who acted as sole arranger and book runner for the amendments to the First and Second Lien Credit Agreements. The arrangement fee of $500, paid to Deutsche Bank Securities, Inc. as a third-party administrator, was expensed as incurred during the three months ended September 30, 2010, with $333 classified as “Amortization of deferred financing costs” and $167, representing the portion of the fee allocated to the PIK Loan, classified as “Loss on extinguishment of debt” within the Consolidated Statement of Operations.  See Use of IPO Proceeds and Accounting for Debt Modification below for further details regarding the accounting treatment for the amendment fee.

PIK Loan

During the three months ended September 30, 2010, the Company prepaid the PIK Loan balance using the proceeds from the initial public offering (see “Use of IPO Proceeds” below for additional details).  The PIK Loan provided for loans in the amount of $75,000 and bore interest at the rate of 12.0% per annum for dates prior to June 15, 2009 and 13.0% per annum thereafter.  Interest payments were due quarterly on the last business day of each March, June, September and December.  PIK Loan interest was automatically payable in kind and added to the principal balance of the PIK Loan, which thereafter accrued interest.  Under the terms of the First Lien Credit Facility, the Company was allowed to elect to pay PIK Loan interest in cash in amounts up to $2,000 per year and an additional $7,500 over the term of the loan.  On March 31, 2010, the Company exercised its option and elected to pay the quarterly interest due in cash of $3,219.  All PIK Loan interest for the period of April 1, 2010 through the date the PIK Loan was paid in full, was paid-in-kind, adding to the principal amount due.

Use of IPO Proceeds

Pursuant to the amended terms of the First and Second Lien Credit Agreements, the Company used the proceeds from its initial public offering to first prepay in full all outstanding indebtedness under the PIK Loan, with a portion of the remaining proceeds applied to Tranche B and Tranche C of the Second Lien Credit Facility, on a pro rata basis.  Upon repayment of the PIK Loan, the Company incurred a prepayment penalty in the amount of $4,092, or 4% of the outstanding balance.  The prepayment penalty, as well as $715 in accelerated amortization of deferred financing costs from original issuance and $167 in financing costs from the arrangement of the credit amendments, was recorded as a “Loss on extinguishment of debt” within the Consolidated Statement of Operations for the three and nine months ended September 30, 2010.

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

Accounting for Debt Modification

The modification of certain terms of the First and Second Lien Credit Agreements, as described above, required the Company to perform an assessment of future cash flows to determine if the modified terms represented a substantial difference when compared to the original terms. Based on the results of the assessment of future cash flows, the Company concluded that the amendments to the First and Second Lien Credit Agreements did not represent substantially different terms and therefore, modification accounting, rather than debt extinguishment accounting, should be applied.  Therefore, the Company calculated a new effective interest rate based on the carrying amounts of the original debt instruments.  The effective interest rates for the First Lien Credit Facility and Tranches B and C of the Second Lien Credit Facility as of September 30, 2010 were 6.7%, 11.4% and 8.9%, respectively.  The effective interest rates for each debt instrument include the pro rata share of the amendment fee, which was deferred and will be amortized over the remaining term of the loan utilizing the effective interest rate method.  Amortization of deferred financing costs is disclosed separately as a non-operating expense within the Consolidated Statement of Operations.

The following table summarizes the interest expense incurred on long-term debt:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
First Lien Credit Facility	$1,561	$1,036	$3,573	$3,532
– Tranche B, inclusive of $39, $39, $117, and $117, respectively, related to debt discount	717	882	2,454	2,619
– Tranche C	513	540	1,571	1,724
PIK Loan	1,625	3,185	8,099	8,754
Interest Rate Swap (see below)	1,452	1,776	4,336	4,876
Total interest expense on long-term debt	$5,868	$7,419	$20,033	$21,505

Derivative Financial Instrument

Interest Rate Swap Transaction

For the periods presented, the Company recorded the fair value of the interest rate swap liability as follows:

	September 30,	December 31,
	2010	2009
	(unaudited)
Interest rate swap liability	$7,034	$8,427
Less: current portion as recorded within Accrued expenses and other current liabilities (See Note 6)	(4,657)	(5,115)
Total long-term liability as recorded within Other long - term liabilities	$2,377	$3,312

On July 19, 2007, the Company entered into an interest rate swap agreement that fixed the interest rate at 5.43% on a beginning notional amount of $170,000. The notional amount amortizes over a period ending June 30, 2012.  At September 30, 2010 the notional amount of $115,000 covered approximately 79% of the Company’s variable rate debt on the First Lien Credit Facility and Tranche C of the Second Lien Credit Facility.

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

The fair value of the interest rate swap derivative is derived from dealer quotes, which incorporate a credit valuation adjustment at the reporting date. The credit valuation adjustments represent discounts to consider the Company’s own credit risk, since the interest rate swap is in a liability position. Valuations may fluctuate considerably from period-to-period due to volatility in underlying interest rates, which is driven by market conditions and the duration of the swap. The Company recorded $221 in credit valuation adjustments during the three months ended September 30, 2010.  The value of the interest rate swap represents the estimate amount the Company would receive (or pay) to terminate the agreement at the respective measurement date.

Prior to March 25, 2009, the Company had not recorded any gain or loss due to ineffectiveness of the hedge, or as the result of a discontinuance of the hedge. Based on the changes made to the swap agreement on March 25, 2009, as of that date, the Company no longer qualified to use hedge accounting, and therefore recorded a loss of $10,653 during the three months ended March 31, 2009, which was reflected in “Other (income) expense” within the Consolidated Statement of Operations.  The loss of $10,653 represents the accumulated fair value adjustments that were recorded through “Accumulated other comprehensive income” on the Consolidated Balance Sheet, from the inception of the swap agreement through the date of the hedge de-designation.

The effects of derivative instruments on the consolidated statements of operations were as follows for the periods presented (amounts presented excluded any income tax effects):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Other (income) expense	$(639)	$611	$(1,393)	$9,666

9.	Stockholders’ Equity (Deficit)

In August 2010, the Company completed its initial public offering, issuing 11,000,000 shares of Common Stock at a public offering price of $13.00 per share. As a result of the offering, the Company received net proceeds of $132,990 after deducting underwriting discounts and commissions of $10,010.  As of September 30, 2010, offering costs paid in connection with the initial public offering totaled $1,860, consisting primarily of legal and accounting fees.

Upon completion of the initial public offering, the Company filed an amended and restated certificate of incorporation to increase the Company’s authorized capital stock to 310,000,000 shares, consisting of 300,000,000 shares of Common Stock and 10,000,000 shares of Series A Preferred Stock.

At the closing of the initial public offering, all outstanding shares of Series A Preferred Stock converted to 35,101,716 shares of Common Stock.  At September 30, 2010, there were no shares of Series A Preferred Stock issued or outstanding.

In September 2010, the underwriters exercised their over-allotment option to purchase 980,000 shares of Common Stock at the public offering price of $13.00 per share. The Company received an additional $11,848 in net proceeds, after deducting underwriting discounts and commissions of $892.

At September 30, 2010, there were 50,256,662 shares of Common Stock issued and outstanding.

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

10.	Employee Stock Plans

The Company maintains several share-based compensation plans which are more fully described below.  Total stock-based compensation expense related to all of the Company’s stock awards was included in various operating expense categories for the periods included below, as follows:

2007 Restricted Preferred Stock Plan

The following table summarizes the Restricted Preferred Stock Plan activity for the three and nine months ended September 30, 2010:

	Shares	Weighted Average Grant Date Fair Value

Non-vested shares at December 31, 2009	48,065	$4.92
Vested	(19,897)	4.92
Cancelled	(1,617)	4.92
Non-vested shares at March 31, 2010	26,551	4.92
Vested	(19,082)	4.92
Non-vested shares at June 30, 2010	7,469	4.92
Vested	(1,516)	4.92
Converted to Common Stock	(5,953)	$4.92
Non-vested shares at September 30, 2010	―

The aggregate intrinsic value of restricted Series A-1 Preferred shares outstanding at September 30, 2010 was $0.  Stock based compensation for the restricted Series A-1 Preferred shares during the three and nine months ended September 30, 2010 was $6 and $118, respectively, and $96 and $399, respectively, for the three and nine months ended September 30, 2009.

2007 Stock Option and Grant Plan

The maximum number of shares of Common Stock initially reserved and available for issuance under the 2007 Stock Option and Grant Plan was 4,000,000 shares. Under the 2007 Stock Option and Grant Plan, the maximum number of shares will increase by one share automatically for every share of restricted Series A-1 Preferred issued under the Restricted Preferred Stock Plan that fails to vest and is cancelled.  On March 8, 2010, an additional 4,000,000 shares of Common Stock were authorized for issuance under the 2007 Stock Option and Grant Plan, increasing the number of shares of Common Stock authorized for issuance to 8,000,000.  Effective upon the adoption of the Company’s 2010 Equity Incentive Plan, the Company’s board of directors decided not to grant any further awards under the 2007 Stock Option and Grant Plan.

2010 Equity Incentive Plan

The 2010 Equity Incentive Plan was adopted by the Company’s board of directors in March 2010 and approved by its stockholders in July 2010. The 2010 Equity Incentive Plan permits the Company to make grants of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, cash-based awards, performance shares and dividend equivalent rights to its executives, employees, non-employee directors and consultants.  The maximum number of shares of Common Stock reserved and available for issuance under the 2010 Equity Incentive Plan is 8,000,000 shares. Generally, shares that are forfeited or canceled from awards under the 2010 Equity Incentive Plan, the 2007 Stock Option and Grant Plan and the Restricted Preferred Stock Plan also will be available for future awards.

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

The following table summarizes the weighted average values of the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the period presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Expected volatility	78.1%	77.0%	77.1%	77.0%
Expected life of option	6.19 Years	5.91 Years	6.17 Years	5.91 Years
Risk free interest rate	2.00%	2.59%	2.48%	2.59%
Estimated forfeiture rate	11% - 20%	11% - 20%	11% - 20%	11% - 20%
Expected dividend yield	0%	0%	0%	0%

The following table summarizes stock option activity for the three and nine months ended September 30, 2010:

	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2009	1,585,243	$2.03
Granted	1,010,000	6.76
Exercised	(72,365)	1.59
Cancelled	(36,023)	2.06
Outstanding at March 31, 2010	2,486,855	3.97
Exercised	(14,597)	1.59
Cancelled	(62,792)	2.57
Outstanding at June 30, 2010	2,409,466	4.03
Granted	537,500	13.00
Exercised	(57,458)	1.77
Cancelled	(93,642)	4.37
Outstanding at September 30, 2010	2,795,866	$5.76

At September 30, 2010 the aggregate intrinsic value of stock options outstanding and exercisable was $31,175 and $10,947, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the calculated fair value of such awards as of each respective period-end date.

The following table summarizes non-vested stock option activity for the three and nine months ended September 30, 2010:

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

	Shares	Weighted Average Grant Date Fair Value
Non-vested options outstanding at December 31, 2009	972,811	$3.35
Granted	1,010,000	7.05
Vested	(85,003)	2.51
Cancelled	(16,288)	4.04
Non-vested options outstanding at March 31, 2010	1,881,520	5.36
Vested	(104,610)	3.36
Cancelled	(59,793)	4.25
Non-vested options outstanding at June 30, 2010	1,717,117	5.52
Granted	537,500	8.95
Vested	(95,066)	3.18
Cancelled	(90,231)	5.82
Non-vested options outstanding at September 30, 2010	2,069,320	$6.50

Stock-based compensation expense for the Company’s stock options under the 2007 Stock Option and Grant Plan, during the three and nine months ended September 30, 2010 was $750 and $1,763, respectively, and $116 and $309, respectively, for the three and nine months ended September 30, 2009.

Restricted Stock Awards (“RSAs”)

Information concerning RSA’s outstanding under the 2007 Stock Option and Grant Plan is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at December 31, 2009	1,197,607	$2.90
Vested and exchanged for Common Stock	(141,820)	2.94
Cancelled	(41,786)	1.59
Non-vested shares at March 31, 2010	1,014,001	2.95
Vested and exchanged for Common Stock	(105,215)	1.59
Non-vested shares at June 30, 2010	908,786	$3.11
Preferred shares converted to Common Stock	5,953	4.92
Vested and exchanged for Common Stock	(162,747)	3.73
Cancelled	(80,357)	1.59
Non-vested shares at September 30, 2010	671,635	$3.14

The aggregate intrinsic value of RSAs outstanding at September 30, 2010 was $11,278.  The intrinsic value for RSAs is calculated based on the par value of the underlying awards and the calculated fair value of such awards as of each period-end date.

Stock-based compensation expense for the Company’s RSAs under the 2007 Stock Option and Grant Plan, for the three and nine months ended September 30, 2010 was $346 and $965, respectively, and $217 and $539, respectively, for the three and nine months ended September 30, 2009.

2010 Employee Stock Purchase Plan

The 2010 Employee Stock Purchase Plan (the “2010 ESPP”) was adopted by the Company’s board of directors and approved by its stockholders in July 2010. The Company’s 2010 Employee Stock Purchase Plan authorizes the issuance of up to a total of 400,000 shares of its Common Stock to participating employees.  The Company will make one or more offerings each year to its employees to purchase stock under the 2010 Employee Stock Purchase Plan, usually beginning on each January 1, April 1, July 1 and October 1 and will continue for three-month periods.  For the three months ended September 30, 2010, no shares were issued under the 2010 ESPP.

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

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Numerator:
Net loss	$(2,513)	$(2,939)	$(11,937)	$(20,139)
Denominator:
Basic shares	―	―	―	―
Weighted-average common shares outstanding	18,056,423	1,699,094	6,153,359	1,537,136
Diluted shares:

Weighted-average shares used to compute basic net loss per share	18,056,423	1,699,094	6,153,359	1,537,136
Effect of potentially dilutive securities:	―	―	―	―
Options to purchase Common Stock	―	―	―	―
Unvested shares of restricted Common Stock	―	―	―	―
Series A Preferred Stock	―	―	―	―
Weighted-average shares used to compute diluted net loss per share	18,056,423	1,699,094	6,153,359	1,537,136
Net loss per share:
Basic and Diluted	$(0.14)	$(1.73)	$(1.94)	$(13.10)

The following outstanding options, unvested shares of restricted Common Stock, and Series A Preferred Stock were excluded from the computation of diluted net loss per share for the periods presented as their effect would have been antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Options to purchase Common Stock	2,795,866	1,635,397	2,795,866	1,635,397
Unvested shares of restricted Common Stock	671,635	1,090,945	671,635	1,090,945
Series A Preferred Stock (as-converted basis)	―	35,110,873	―	35,110,873

12.	Restructuring Costs

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

The following table displays activity and balances of the restructuring reserves through September 30, 2010:

	2008 Plan	2009 Plan	Total Costs

Balance at December 31, 2008	$657	$-	$657
Expense	-	47	47
Payments	(551)	(56)	(607)
Balance at March 31, 2009	106	(9)	97
Expense	-	244	244
Payments	(106)	(235)	(341)
Balance at June 30, 2009	-	-	-
Expense	-	46	46
Payments	-	(46)	(46)
Balance at September 30, 2009	-	-	-
Expense	-	1,157	1,157
Payments	-	(425)	(425)
Balance at December 31, 2009	-	732	732
Payments	-	(557)	(557)
Balance at March 31, 2010	-	175	175
Payments	-	(175)	(175)
Balance at June 30, 2010	$-	$-	$-

No further activity through September 30, 2010

13.	Commitments and Contingencies

Legal Proceedings

The Company is involved in claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of such matters will not have a material effect on the Company’s financial position, results of operations, or liquidity. Presently, the Company is not involved in any material legal proceedings.

      14.    Comprehensive Loss

Comprehensive Loss is comprised of two components, net loss and other comprehensive loss. For the three and nine months ended September 30, 2010 and 2009, comprehensive loss consisted of the following:

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net loss	$(2,513)	$(2,939)	$(11,937)	$(20,139)
Other comprehensive income, net of tax:
Foreign currency translation adjustments (net of tax of $7, $12, $34 and ($108), respectively)	31	33	126	(295)
Loss on derivatives, reclassified to earnings (net of tax of $4,634)	―	―	―	6,019

Total other comprehensive income, net of tax	31	33	126	5,724

Comprehensive loss	$(2,482)	$(2,906)	$(11,811)	$(14,415)

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

At our founding in 1996, we introduced cloud-based collaboration for the debt capital markets industry and, shortly thereafter, extended our solutions to merger and acquisitions transactions.  We have since enhanced our IntraLinks Platform to address the needs of a wider enterprise market consisting of customers of all sizes across a variety of industries using our solutions for the secure management and online exchange of information within and among organizations.  Today, this enterprise market is our largest and fastest growing market and includes organizations in the financial services, pharmaceutical, biotechnology, consumer, energy, industrial, legal, insurance, real estate and technology sectors, as well as government agencies.  Across all of our principal markets, we help transform a wide range of slow, expensive and information-intensive tasks into streamlined, efficient and real-time business processes.  In the year ended December 31, 2009, over 4,300 customers across 25 countries used the IntraLinks Platform to enable collaboration among more than 400,000 end-users and approximately 50,000 organizations worldwide.

We deliver our solutions entirely through a multi-tenant SaaS architecture in which a single instance of our software serves all of our customers.  Our business model has provided us with a high level of revenue visibility.  We sell our solutions directly through an enterprise sales team with industry-specific expertise, and indirectly through a customer referral network and channel partners.  During the nine months ended September 30, 2010, we generated $132.2 million in revenue, of which approximately 35% was derived from international sales across 60 countries.

On August 5, 2010, the SEC declared effective our registration statement on Form S-1, as amended (File No. 333-165991) (the “Registration Statement”), in connection with our initial public offering of 11,000,000 shares of Common Stock, par value $0.001 per share (“Common Stock”), at a public offering price of $13.00 per share. The offering closed on August 11, 2010.  On September 9, 2010, we closed the sale of an additional 980,000 shares of Common Stock at the initial public offering price of $13.00 per share pursuant to the underwriters’ exercise of their over-allotment option in connection with our initial public offering that closed on August 11, 2010.  Total net proceeds received from the initial public offering, including the underwriters’ exercise of the over-allotment option, was $144.8 million after deducting underwriter commissions and discounts of $10.9 million.  We used substantially all of the net proceeds of our initial public offering and the sale of the underwriters’ over-allotment shares to repay indebtedness.

 We evaluate our operating and financial performance using various performance indicators, including the financial metrics discussed under “Key Metrics” below, as well as the macroeconomic trends affecting the demand for our solutions in our principal markets.  We also monitor relevant industry performance, including transactional activity in the debt capital markets and M&A market globally, to provide insight into the success of our sales activities as compared to our peers and to estimate our market share in each of our principal markets.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Consolidated Statement of Operations Data:
Revenue	$47,874	$34,037	$132,215	$101,523
Adjusted gross margin	82.1%	78.6%	81.1%	78.9%
Adjusted EBITDA	$16,354	$10,752	$41,428	$34,803
Adjusted EBITDA margin	34.2%	31.6%	31.3%	34.3%

Consolidated Balance Sheet Data:
Deferred revenue at September 30,(1)	$35,239	$24,797	$35,239	$24,797

Consolidated Statement of Cash Flows Data:
Cash flow provided by operating activities	$11,887	$8,761	$15,972	$16,713

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

Adjusted EBITDA represents net income (loss) adjusted for (1) interest expense, net of interest income, (2) income tax provision (benefit), (3) depreciation and amortization, (4) amortization of intangible assets, (5) stock-based compensation expense, (6) amortization of debt issuance costs, (7) loss on extinguishment of debt and (8) other (income) expense. Items (1) through (8) are excluded from net income (loss) internally when evaluating our operating performance. Adjusted EBITDA margin represents adjusted EBITDA as a percentage of revenue. Adjusted gross margin represents gross profit, adjusted for amortization of intangible assets and stock-based compensation expense classified within the cost of revenue line item, as a percentage of revenue.

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

The table below provides reconciliations between the non-GAAP financial measures discussed above to the comparable U.S. GAAP measures of net loss and gross profit, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net loss	$(2,513)	$(2,939)	$(11,937)	$(20,139)
Interest expense, net	5,862	7,405	19,998	21,430
Income tax benefit	(4,951)	(5,175)	(8,970)	(15,807)
Depreciation and amortization	4,531	2,725	12,137	8,612
Amortization of intangible assets	7,157	7,218	21,583	27,721
Stock-based compensation expense	1,102	429	2,846	1,246
Amortization of debt issuance costs	1,111	464	2,026	1,414
Loss on extinguishment of debt	4,974	―	4,974	―
Other (income) expense	(919)	625	(1,229)	10,326
Adjusted EBITDA	$16,354	$10,752	$41,428	$34,803

Adjusted EBITDA margin	34.2%	31.6%	31.3%	34.3%

Gross profit	35,958	23,418	97,268	64,055
Gross margin	75.1%	68.8%	73.6%	63.1%
Adjustments:
Cost of revenue - amortization of intangible assets	3,309	3,309	9,928	15,994
Cost of revenue - stock-based compensation expense	36	13	64	53
Adjusted gross profit	$39,303	$26,740	$107,260	$80,102

Adjusted gross margin	82.1%	78.6%	81.1%	78.9%

Results of Operations

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2010		2009		2010		2009
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue

Revenue	$47,874	100.0%	$34,037	100.0%	$132,215	100.0%	$101,523	100.0%
Cost of revenue	11,916	24.9	10,619	31.2	34,947	26.4	37,468	36.9
Gross profit	35,958	75.1%	23,418	68.8%	97,268	73.6%	64,055	63.1%
Operating expenses:
Product development	5,030	10.5	2,764	8.1	13,774	10.4	8,780	8.6
Sales and marketing	20,130	42.0	15,130	44.5	58,256	44.1	43,073	42.4
General and administrative	7,234	15.1	5,099	15.0	20,376	15.4	14,640	14.4
Restructuring costs	-	0.0	45	0.1	-	0.0	338	0.3
Total operating expenses	32,394	67.7	23,038	67.7	92,406	69.9	66,831	65.8
Income (loss) from operations	3,564	7.4	380	1.1	4,862	3.7	(2,776)	(2.7)
Interest expense, net	5,862	12.2	7,405	21.8	19,998	15.1	21,430	21.1
Amortization of debt issuance costs	1,111	2.3	464	1.4	2,026	1.5	1,414	1.4
Loss on extinguishment of debt	4,974	10.4	-	0.0	4,974	3.8	-	0.0
Other (income) expense	(919)	(1.9)	625	1.8	(1,229)	(0.9)	10,326	10.2
Net loss before income tax	(7,464)	(15.6)	(8,114)	(23.8)	(20,907)	(15.8)	(35,946)	(35.4)
Income tax benefit	(4,951)	(10.3)	(5,175)	(15.2)	(8,970)	(6.8)	(15,807)	(15.6)
Net loss	$(2,513)	(5.2)%	$(2,939)	(8.6)%	$(11,937)	(9.0)%	$(20,139)	(19.8)%

Net loss per common share - basic and diluted	$(0.14)		$(1.73)		$(1.94)		$(13.10)

Weighted average number of shares used in
calculating net loss per common share - basic and diluted	18,056,423		1,699,094		6,153,359		1,537,136

Comparison of the Three Months Ended September 30, 2010 and 2009

Revenue

Revenue increased to $47.9 million for the three months ended September 30, 2010, from $34.0 million for the three months ended September 30, 2009.  For the three months ended September 30, 2010, approximately 16% of the contracts we entered into with our customers were based in foreign currency.  Comparatively, during the three months ended September 30, 2009, approximately 11% of the contracts we entered into with our customers were based in foreign currency.  Foreign exchange transaction gains and losses are recorded in “Other (income) expense” on the Consolidated Statement of Operations.  See Item 3: Quantitative and Qualitative Disclosures about Market Risk within this Quarterly Report on Form 10-Q for additional details.

The following table sets forth revenues by our principal markets: Enterprise, Mergers and Acquisitions (“M&A”) and Debt Capital Markets (“DCM”), for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, the percentage increase or decrease between those periods, and the percentage of total revenue that each principal market represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	September 30,		Increase	% Increase	September 30,
	2010	2009	(Decrease)	(Decrease)	2010	2009
Enterprise	$22,082	$14,865	$7,217	48.6%	46.1%	43.7%
M&A	18,153	11,483	6,670	58.1	37.9	33.7
DCM	7,639	7,689	(50)	(0.7)	16.0	22.6
Total Revenues	$47,874	$34,037	$13,837	40.7%	100.0%	100.0%

Enterprise – The results for the three months ended September 30, 2010 reflect an increase in Enterprise revenue of $7.2 million or 48.6%, as compared to the three months ended September 30, 2009.  The increase in Enterprise revenue for the three month period, as compared to the prior year period, was primarily driven by an increased customer base, larger contract values for new customers (compared to historic levels), as well as higher exchange utilization and renewal levels for existing customers.  This activity reflects both wider adoption of our services across customers’ organizations and greater utilization of our services than customers initially expected, thus resulting in increased overage fees and higher renewal levels.  We attribute this growth to our increased investment in Enterprise-related product development initiatives, additional sales headcount and marketing resources dedicated to this market, as well as improved global market conditions.  We believe our revenue growth going forward will be driven by the following key trends: expanded geographic and industry focus to establish a wider distribution of our services, ongoing investment in our platform to ensure we continue to meet customer needs, and increased focus on providing the types of services that generate repeat business and expand our subscription base.  We believe that the resources invested in our platform, as well as our operational infrastructure, will allow us to better serve larger clients on a global basis.  Additionally, we believe the Enterprise principal market represents a significant long-term expansion opportunity and we plan to continue to invest in resources dedicated to serving this market.

M&A – The results for the three months ended September 30, 2010 reflect an increase in M&A revenue of $6.7 million, or 58.1%, as compared to the three months ended September 30, 2009.  The increase in M&A revenue for the three month period, as compared to the prior year period, was primarily driven by improved global economic conditions resulting in an increased volume of transactions in the overall market, and also reflects the capture of market share from our competition.  Our growth in this principal market will be driven primarily by the pace of the overall economic recovery, our ability to continue to increase our market share by winning business from our competition and by penetrating sectors that are currently not yet taking advantage of services such as ours, both geographic and deal size dependent.  We plan to continue to invest in our platform as well as our operating, sales and servicing infrastructures in order to enhance our offering for existing customers and better attract new customers.

DCM – DCM revenue for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, remained relatively flat.  The DCM market continues to be affected by the slower recovery of the loan credit markets, compared to other financial service areas. While we have experienced certain client-specific over-utilization of existing exchanges and contract renewals at generally larger amounts, these are not yet at a level that has been able to offset prior year over-utilization and subscription levels. However, we are seeing positive trends on a quarter-over-quarter basis, primarily driven by increased subscription renewals and revenue generated by customer overutilization of existing exchanges.  We believe results in this principal market will continue to generally be in line with macroeconomic conditions and also reflect the maturity of this market in terms of organizations adopting services such as ours, as well as our current leading market position.  We plan to increase our growth potential in this market primarily through a focus on product development initiatives, which will allow us to expand the level of services provided to our existing customer base, attract customers away from our competition and allow us to enter adjacent and similar markets to expand our customer reach.

Cost of Revenue and Gross Margin

The following table presents cost of revenue, gross profit and gross margin for the three months ended September 30, 2010, compared to the three months ended September 30, 2009:

	Three Months Ended
	September 30,		Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
Cost of revenue	$11,916	$10,619	$1,297	12.2%
Gross profit	$35,958	$23,418	$12,540	53.5%
Gross margin	75.1%	68.8%	6.3%

The results for the three months ended September 30, 2010 reflect an increase in cost of revenue of $1.3 million, or 12.2%, as compared to the three months ended September 30, 2009.  The increase in cost of revenue for the three month period, as compared to the prior year period, was attributed primarily to an increase in amortization of capitalized software costs and an increase in client support costs, reflecting the growth of the business and expanded product portfolio.  The increase in total revenue described above, offset by the increase in cost of revenue, drove improvements in gross margin of 6.3 percentage points for the three months ended September 30, 2010, on a year-over-year basis.

Operating Expenses

Total operating expenses for the three months ended September 30, 2010 increased by approximately $9.4 million, or 40.6%, as compared to the three months ended September 30, 2009.

The following table presents the components of operating expenses for the three months ended September 30, 2010, compared to the three months ended September 30, 2009:

	Three Months Ended
	September 30,		Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
Product development	$5,030	$2,764	$2,266	82.0%
Sales and marketing	20,130	15,130	5,000	33.0
General and administrative	7,234	5,099	2,135	41.9
Restructuring costs	―	45	(45)	(100.0)
Total operating expenses	$32,394	$23,038	$9,356	40.6%

Product Development – The results for the three months ended September 30, 2010 reflect an increase in product development expense of $2.3 million, or 82.0%, as compared to the three months ended September 30, 2009.  The increase in product development expense for the three month period, as compared to prior year period, was primarily driven by additional development on previously launched platforms and commencement of various development initiatives that under our guidelines of software capitalization cannot yet be capitalized.  Product development expense as a percentage of revenue was 10.5% for the three months ended September 30, 2010, compared to 8.1% for the three months ended September 30, 2009.

Total product development costs comprise both capitalized software and product development expense.  For the three months ended September 30, 2010, product development costs totaled $8.9 million, $3.9 million of capitalized software related to product development enhancements and $5.0 million in product development expense.  For the three months ended September 30, 2009, product development costs totaled $6.1 million, $3.1 million of capitalized software related to product development enhancements and $2.8 million of product development expense.  The increase in total product development costs of $2.8 million, or 45.9% reflects a higher level of spending to support our expanded focus on Enterprise-related and geography-related initiatives as well as increased support and maintenance costs reflecting an expanded product portfolio.  Total product development costs as a percentage of revenue was 18.6% for the three months ended September 30, 2010, compared to 17.9% for the three months ended September 30, 2009.

Sales and Marketing – The results for the three months ended September 30, 2010 reflect an increase in sales and marketing expense of $5.0 million, or 33.0%, as compared to the three months ended September 30, 2009.  The increase in sales and marketing expense for the three month period, as compared to the prior year period, was primarily driven by (i) an increase in headcount-related expenses, including recruitment, which reflects the expansion of the sales function in line with growth plans, particularly around the Enterprise principal market, (ii) an increase in travel and entertainment expenses, driven by increased headcount and a wider geographic focus (iii) additional expenditures on marketing programs and initiatives as well as consulting and research projects, (iv) higher sales commission expense reflecting both the higher level of sales achieved during the period by our internal sales representatives as well as our partners, and the impact of the revised 2010 commission plan for our internal sales representatives as compared to the 2009 plan, and (v) additional non-cash stock compensation charges.  Sales and marketing expense as a percentage of revenue was 42.0% for the three months ended September 30, 2010, compared to 44.5% for the three months ended September 30, 2009.

General and Administrative – The results for the three months ended September 30, 2010 reflect an increase in general and administrative expense of $2.1 million, or 41.9%, as compared to the three months ended September 30, 2009.  The increase in general and administrative expenses was driven by our overall growth strategy, specifically, (i) an increase in accrued expense relating to 2010 Company bonus plan in line with performance against targets, for which payments will be made in Q1 2011,  (ii) sales tax, to be absorbed by the Company rather than charged to customers, relating to our subsidiary in Brazil, (iii) increase in salaries reflecting an increase in headcount supporting our growth strategies, (iv) an increase in depreciation expense as a result of capital expenditures made during 2009 and 2010, and (v) expenses incurred related to the initial public offering as well as ongoing public company operating costs not incurred in the prior year.  General and administrative expense as a percentage of revenue was 15.1% for the three months ended September 30, 2010, compared to 15.0% for the three months ended September 30, 2009.

Restructuring Costs –Restructuring costs incurred during the three months ended September 30, 2009 included employee severance and other employee related termination costs, for which we have no comparable costs during the current year period.  The 2009 restructuring plan primarily involved a reorganization of our sales and sales supporting operation functions and was designed to enable us to operate more efficiently in a still uncertain economic environment and for continued expansion of our services into broader markets.

Non-Operating Expenses

The following table presents the components of non-operating expenses for the three months ended September 30, 2010 compared to the three months ended September 30, 2009:

	Three Months Ended September 30,			Increase	% Increase
	2010	2009		(Decrease)	(Decrease)
Interest expense, net	$5,862		$7,405	$(1,543)	(20.8)%
Amortization of debt issuance costs	$1,111		$464	$647	139.4%
Loss on extinguishment of debt	$4,974	$	―	$4,974	100.0%
Other (income) expense	$(919)		$625	$(1,544)	(247.0)%

Interest Expense, Net

Interest expense, net for the three months ended September 30, 2010 decreased by $1.5 million, or 20.8%, compared to $7.4 million for the three months ended September 30, 2009.  The decrease was primarily driven by the use of the initial public offering net proceeds to repay $137.8 million of our debt during the three months ended September 30, 2010.  Interest expense, net represented 12.2% and 21.8% of total revenue for the three months ended September 30, 2010 and 2009, respectively.  In our consolidated statement of operations, interest expense is shown net of interest income.  Interest income for the three months ended September 30, 2010 and 2009 was de minimis.

Amortization of Debt Issuance Costs

Amortization of debt issuance costs for the three months ended September 30, 2010 increased by $0.6 million, or 139.4%, as compared to the three months ended September 30, 2009, primarily due to acceleration of $0.3 million representing the pro rata share of the original debt issuance costs incurred during the 2007 merger transaction, as it relates to the portion of debt that was repaid during the three months ended September 30, 2010.  In addition to the acceleration of the original debt issuance costs, we also incurred $0.3 million in issuance costs related to the amendment of the First and Second Lien Credit Facilities, which allowed us to change the priority of repayment and use the net proceeds from the initial public offering to first reduce outstanding indebtedness under the PIK Loan, with a portion of the remaining proceeds applied to Tranche B and C of the Second Lien Credit Facility, on a pro rata basis.  The balance of the debt issuance costs will be amortized over the term of the remaining loans, using the effective interest rate method.  Amortization of debt issuance costs for the three months ended September 30, 2010 and 2009 was approximately 2.3% and 1.4% of total revenue, respectively.

Loss on Extinguishment of Debt

During the three months ended September 30, 2010, we recorded $5.0 million as a loss on extinguishment of debt, which included a 4% prepayment penalty on the PIK Loan totalling $4.1 million, $0.7 million in accelerated recognition of original issuance costs and $0.2 million in issuance costs related to the amendment of the First and Second Lien Credit Facilities, which allowed us to change the priority of repayment and use the net proceeds from the initial public offering to reduce outstanding indebtedness under the PIK Loan.  No comparable costs were incurred during the three months ended September 30, 2009.

Other (Income) Expense

The major components of other (income) expense are foreign exchange gains and losses and fair value adjustments to our interest rate swap.  Other income for the three months ended September 30, 2010 was $0.9 million, primarily driven by the decrease of $0.6 million in the fair value of our interest rate swap liability and $0.1 million in foreign exchange gains, compared to other expense of $0.6 million incurred during the three months ended September 30, 2009, representing a $0.6 million increase in the fair value of our interest rate swap liability.  We expect the fair value adjustments to the interest rate swap will continue to be recorded in “Other (income) expense” through the end of the swap agreement in 2012.

Income Tax Provision (Benefit)

	Three Months Ended
	September 30,		Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
Income tax benefit	$(4,951)	$(5,175)	$(224)	(4.3)%
Effective tax rate	66.3%	63.8%	2.6%

The effective tax rate was 66.3% for the three months ended September 30, 2010, compared with an effective tax rate of 63.8% for the three months ended September 30, 2009.  The effective tax rate for the three months ended September 30, 2010 was impacted by discrete items, primarily a $3,261 benefit related to a change in the apportionment methodology used to determine our state tax liability, as well as $125 associated with the finalization of our 2009 tax return. Excluding discrete items, our effective tax rate was 21.3% for the three months ended September 30, 2010.

The change in apportionment methodology used to determine our state tax liability is a change in estimate that took place in conjunction with the filing of our 2009 state tax returns during the three months ended September 30, 2010.  Therefore, the resulting income tax benefit from the decrease in the state rate was recorded as a discrete item in the three months ended September 30, 2010.

The effective tax rate for the three months ended September 30, 2009 was impacted by discrete items, primarily a $3,083 benefit related to research and development tax credits, partially offset by ($872) associated with the finalization of our 2008 tax return. Excluding these items, our effective tax rate was 36.5% for the three months ended September 30, 2009.  Our effective tax rates for the periods described above, excluding the discrete items, differ from the statutory rate due to the impact of state and local income taxes, certain nondeductible expenses and foreign earnings taxed at different tax rates.

Comparison of the Nine Months Ended September 30, 2010 and 2009

Revenue

Revenue increased to $132.2 million for the nine months ended September 30, 2010, from $101.5 million for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, approximately 15% of the contracts we entered into with our customers were based in foreign currency.  Comparatively, during the nine months ended September 30, 2009, approximately 6% of the contracts we entered into with our customers were based in foreign currency.  Foreign exchange transaction gains and losses are recorded in “Other (income) expense” on the Consolidated Statement of Operations.  See Item 3: Quantitative and Qualitative Disclosures about Market Risk within this Quarterly Report on Form 10-Q for additional details.

The following table sets forth revenues by principal market for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, the percentage increase or decrease between those periods, and the percentage of total revenue that each principal market represented for those periods:

					% Revenue
	Nine Months Ended				Nine Months Ended
	September 30,		Increase	% Increase	September 30,
	2010	2009	(Decrease)	(Decrease)	2010	2009
Enterprise	$59,817	$38,824	$20,993	54.1%	45.3%	38.2%
M&A	48,578	37,019	11,559	31.2	36.7	36.5
DCM	23,820	25,680	(1,860)	(7.2)%	18.0	25.3
Total Revenues	$132,215	$101,523	$30,692	30.2%	100.0%	100.0%

Enterprise – The results for the nine months ended September 30, 2010 reflect an increase in Enterprise revenue of $21.0 million or 54.1%, as compared to the nine months ended September 30, 2009.  The increase in Enterprise revenue for the nine month period, as compared to the prior year period, was primarily driven by an increased customer base, larger contract values for new customers (compared to historic levels), as well as higher renewal levels for existing customers.  This activity reflects both wider adoption of our services across customers’ organizations and greater utilization of our services than customers initially expected, thus resulting in increased overage fees and higher renewal levels.  We attribute this growth to improved global market conditions as well as our increased investment in product development, sales headcount and marketing resources dedicated to this market.

M&A – The results for the nine months ended September 30, 2010 reflect an increase in M&A revenue of $11.6 million, or 31.2%, as compared to the nine months ended September 30, 2009.  The increase in M&A revenue for the nine month period, as compared to the prior year period, was primarily driven by improved global economic conditions resulting in increased volume of transactions in the overall market, and also reflects the capture of market share from our competition.

DCM – The results for the nine months ended September 30, 2010 reflect a decrease in DCM revenue of $1.9 million, or 7.2%, as compared to the nine months ended September 30, 2009.  The decrease in the nine month period, as compared to the prior year period, reflects the impact of lower subscription commitment levels year-over-year, partially offset by account overages.  In light of the slower recovery of the loan credit markets throughout most of 2010, clients are still adopting a cautious stance regarding upfront annual commitment levels.

Our beliefs regarding future performance in these principal markets were discussed in the Comparison of the Three Months Ended September 30, 2010 and 2009 section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cost of Revenue and Gross Margin

The following table presents cost of revenue, gross profit and gross margin for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009:

	Nine Months Ended
	September 30,		Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
Cost of revenue	$34,947	$37,468	$(2,521)	(6.7)%
Gross profit	$97,268	$64,055	$33,213	51.9%
Gross margin	73.6%	63.1%	10.5%

The results for the nine months ended September 30, 2009 reflect a decrease in cost of revenue of $2.5 million, or 6.7%, as compared to the nine months ended September 30, 2009.  The decrease in cost of revenue for the nine month period, as compared to the prior year period, was attributed primarily to the scheduled decrease in amortization of definite-lived intangible assets.  This decrease in cost of revenue was partially offset by an increase in amortization of capitalized software costs and an increase in software maintenance and license fees reflecting the growth of, and costs to support, the business.  The decrease in cost of revenue, coupled with the increase in total revenue described above, drove improvements in gross margin of 10.5 percentage points, from 63.1% to 73.6% for the nine months ended September 30, 2010, on a year-over-year basis.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2010 increased by approximately $25.6 million, or 38.3%, as compared to the nine months ended September 30, 2009.

The following table presents the components of operating expenses for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009:

	Nine Months Ended
	September 30,		Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
Product development	$13,774	$8,780	$4,994	56.9%
Sales and marketing	58,256	43,073	15,183	35.2
General and administrative	20,376	14,640	5,736	39.2
Restructuring costs	―	338	(338)	(100.0)
Total operating expenses	$92,406	$66,831	$25,575	38.3%

Product Development – The results for the nine months ended September 30, 2010 reflect an increase in product development expense of $5.0 million, or 56.9%, as compared to the nine months ended September 30, 2009.  The increase in product development expense for the nine month period, as compared to prior year period, was primarily driven by additional development on previously launched platforms and commencement of various new development initiatives that, under our guidelines of software capitalization cannot yet be capitalized.   Product development expense as a percentage of revenue was 10.4% for the nine months ended September 30, 2010, compared to 8.6% for the nine months ended September 30, 2009.

Total product development costs comprise both capitalized software and product development expense.  For the nine months ended September 30, 2010, product development costs totaled $26.3 million, $12.5 million of capitalized software related to product development enhancements and $13.8 million in product development expense.  For the nine months ended September 30, 2009, product development costs totaled $16.6 million, $7.6 million of capitalized software related to product development enhancements and $8.8 million of product development expense.  The increase in total product development costs of $9.7 million, or 58.4% reflects a higher level of spending to support our expanded focus on Enterprise-related and geography-related initiatives as well as increased support and maintenance costs reflecting an expanded product portfolio.  Total product development costs as a percentage of revenue was 19.9% for the nine months ended September 30, 2010, compared to 16.4% for the nine months ended September 30, 2009.

Sales and Marketing – The results for the nine months ended September 30, 2010 reflect an increase in sales and marketing expense of $15.2 million, or 35.2%, as compared to the nine months ended September 30, 2009.  The increase in sales and marketing expense for the nine month period, as compared to the prior year period, was primarily driven by (i) an increase in headcount related expenses, including recruitment, which reflects the expansion of the sales function in line with growth plans, particularly around the Enterprise principal market, (ii) an increase in travel and entertainment expenses, driven by increased headcount, a wider geographic focus and the costs of our worldwide annual sales conference which was reinstated for 2010, (iii) additional expenditures on marketing programs and initiatives as well as consulting and research projects, and (iv) additional non-cash stock compensation charges as a result of the nine months ended September 30, 2010 representing a full nine months of expense as compared to the nine months ended September 30, 2009, due to awards being granted to sales executives during the third quarter of 2009 (therefore, resulting in less than nine months of expense).  Sales and marketing expense as a percentage of revenue was 44.1% for the nine months ended September 30, 2010, compared to 42.4% for the nine months ended September 30, 2009.

General and Administrative – The results of the nine months ended September 30, 2010 reflect an increase in general and administrative expense of $5.7 million, or 39.2%, as compared to the nine months ended September 30, 2009.  The increase in general and administrative costs for the nine month period, as compared to prior year period, was attributed to the primarily one-time professional fees and other related expenses incurred in preparation of becoming a public company.  Additionally, the increase in general and administrative expenses was driven by our overall growth strategy, specifically, (i) increased professional and advisory fees incurred in setting up our new global entity organization structure, (ii) an increase in depreciation expense as a result of capital expenditures made during 2009 and 2010, (iii) sales tax to be absorbed by the Company, relating to our subsidiary in Brazil, (iv) an increase in costs for temporary services and consultants to support our overall growth strategy, and (v) expenses incurred related to the initial public offering, as well as ongoing public company operating costs not incurred in the prior year.  Additionally, during the first quarter of 2010, we recorded a $0.9 million credit to general and administrative expenses representing a reversal of an accrual for corporate, non-income taxes, for which we had no liability as of March 31, 2010.  This credit to general and administrative expenses in the first quarter of 2010 partially offset the increase in general and administrative expense described above.  General and administrative expense as a percentage of revenue was 15.4% for the nine months ended September 30, 2010, compared to 14.4% for the nine months ended September 30, 2009.

Restructuring Costs –Restructuring costs incurred during the nine months ended September 30, 2009 included employee severance and other employee related termination costs, for which we have no comparable costs during the current year period.  The 2009 restructuring plan primarily involved a reorganization of our sales and sales supporting operation functions and was designed to enable us to operate more efficiently in a still uncertain economic environment and for continued expansion of our services into broader markets.

Non-Operating Expenses

The following table presents the components of non-operating expenses for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009:

	Nine Months Ended
	September 30,		Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
Interest expense, net	$19,998	$21,430	$(1,432)	(6.7)%
Amortization of debt issuance costs	$2,026	$1,414	$612	43.3%
Loss on extinguishment of debt	$4,974	$-	$4,974	100.0%
Other (income) expense	$(1,229)	$10,326	$(11,555)	(111.9)%

Interest Expense, Net

Interest expense, net for the nine months ended September 30, 2010 decreased by $1.4 million, or 6.7%, as compared to the nine months ended September 30, 2009.  The decrease was primarily driven by the use of the initial public offering net proceeds to repay $137.8 million of our debt during the nine months ended September 30, 2010.  Interest expense, net represented 15.1% and 21.1% of revenue for the nine months ended September 30, 2010 and 2009, respectively.  In our consolidated statement of operations, interest expense is shown net of interest income.  Interest income for the nine months ended September 30, 2010 and 2009, respectively, was de minimis.

Amortization of Debt Issuance Costs

Amortization of debt issuance costs for the nine months ended September 30, 2010 increased by $0.6 million, or 43.3%, as compared to the nine months ended September 30, 2009, primarily due to acceleration of $0.3 million representing the pro rata share of the original debt issuance costs incurred during the 2007 merger transaction, as it relates to the portion of debt that was paid down during the nine months ended September 30, 2010.  In addition to the acceleration of the original debt issuance costs, we also incurred $0.3 million in issuance costs related to the amendment of the First and Second Lien Credit Facilities, which allowed us to change the priority of repayment and use the net proceeds from the initial public offering to first reduce outstanding indebtedness under the PIK Loan, with a portion of the remaining proceeds applied to Tranche B and C of the Second Lien Credit Facility, on a pro rata basis.  The balance of the debt issuance costs will be amortized over the term of the remaining loans, using the effective interest rate method.   Amortization of debt issuance costs for the nine months ended September 30, 2010 and 2009 was approximately 1.5% and 1.4% of total revenue, respectively.

Loss on Extinguishment of Debt

During the nine months ended September 30, 2010, we recorded $5.0 million as a loss on extinguishment of debt, which included a 4% prepayment penalty on the PIK Loan totalling $4.1 million, $0.7 million in accelerated recognition of original issuance costs and $0.2 million in issuance costs related to the amendment of the First and Second Lien Credit Facilities, which allowed us to change the priority of repayment and use the net proceeds from the initial public offering to reduce outstanding indebtedness under the PIK Loan.  No comparable costs were incurred during the nine months ended September 30, 2009.

Other (Income) Expense

The major components of other (income) expense are foreign exchange gains and losses and fair value adjustments to our interest rate swap.  Other income for the nine months ended September 30, 2010 was $1.2 million, compared to other expense $10.3 million for the nine months ended September 30, 2009.  Other income for the nine months ended September 30, 2010 was $1.2 million, primarily driven by the decrease of $1.4 million in the fair value of our interest rate swap liability, partially offset by $0.3 million in foreign exchanges losses.  Other expense for the nine months ended September 30, 2009 included a reclassification of $10.7 million from accumulated other comprehensive income within the consolidated balance sheet, due to the determination that our interest rate swap no longer qualified for hedge accounting under the FASB’s standards (see Note 8) to our Financial Statements in Item 1 of this Form 10-Q for additional details regarding the accounting treatment of the interest rate swap prior to March 31, 2009).  The $10.7 million recorded to other expense during the nine months ended September 30, 2009 represents cumulative fair value adjustments that were made through accumulated other comprehensive income during the period that the hedge was determined to be effective for accounting purposes. We expect the fair value adjustments to the interest rate swap will continue to be recorded in “Other (income) expense” through the end of the swap agreement in 2012.

Income Tax Provision (Benefit)

	Nine Months Ended
	September 30,		Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
Income tax benefit	$(8,970)	$(15,807)	$(6,837)	(43.3)%
Effective tax rate	42.9%	44.0%	(1.1)%

The effective tax rate was 42.9% for the nine months ended September 30, 2010, compared with an effective tax rate of 44.0% for the nine months ended September 30, 2009.  The effective tax rate for the nine months ended September 30, 2010 was impacted by discrete items recorded in the third quarter of 2010, primarily a $3,261 benefit related to a change in the apportionment methodology used to determine our state tax liability, as well as $125 associated with the finalization of our 2009 tax return, as described within the three month discussion and analysis.

The effective tax rate for the nine months ended September 30, 2009 was impacted by discrete items recorded in the third quarter of 2009, primarily a $3,083 benefit related to research and development tax credits, partially offset by ($872) associated with the finalization of our 2008 tax return.  Our effective tax rates for the periods described above, excluding the discrete items, differ from the statutory rate due to the impact of state and local income taxes, certain non-deductible expenses and foreign earnings taxed at different tax rates.

Liquidity and Capital Resources

	As of September 30,
	2010	2009

Cash and cash equivalents	$31,296	$26,833

Cash provided by operating activities	15,972	16,713

Cash used in investing activities	(16,530)	(11,521)

Cash provided by (used in) financing activities	1,414	(2,965)

Effect of exchange rates on cash and cash equivalents	(41)	(65)

Net increase in cash and cash equivalents	$815	$2,162

Since inception, we have financed our operations primarily through private sales of equity securities, credit facilities and more recently, cash generated from operations.  We currently use the net cash generated from operations to fund our working capital needs and our capital expenditure requirements.  Our available financing arrangements include credit under a $15.0 million revolving line of credit, of which $12.6 million is available to us as of September 30, 2010, term loans and credit agreements with financial institutions and vendor financing arrangements.  At September 30, 2010, we had approximately $31.2 million in cash and cash equivalents, $1.0 million in short-term investments, and $36.8 million in accounts receivable, net of allowances for doubtful accounts and credit reserves.  We believe that we have sufficient cash resources to continue in operation for at least the next 12 months.

On August 5, 2010, the SEC declared effective our registration statement on Form S-1, as amended (File No. 333-165991) (the “Registration Statement”), in connection with our initial public offering of 11,000,000 shares of Common Stock at a public offering price of $13.00 per share. The offering closed on August 11, 2010. As a result of the offering, we received net proceeds of approximately $133.0 million, after deducting underwriting discounts and commissions of $10.0 million. In September 2010, the underwriters exercised their over-allotment option to purchase 980,000 shares of Common Stock at the public offering price of $13.00 per share.  We received an additional $11.8 million in net proceeds, after deducting underwriting discounts and commissions of $0.9 million.

We used substantially all of the net proceeds of our initial public offering, including the underwriters’ exercise of their over-allotment option, to repay indebtedness.  Pursuant to the amended terms of the First and Second Lien Agreements, as discussed in detail below under “Financing Activities,” we used the net proceeds from our initial public offering to first reduce outstanding indebtedness under the PIK Loan, with a portion of the remaining initial public offering proceeds, as well as the proceeds from the underwriters’ exercise of their over-allotment option, applied to Tranche B and Tranche C of the Second Lien Credit Facility, on a pro rata basis.  The reduction in debt will reduce our total interest expense due to a decrease in the non-cash interest on the PIK Loan.  However, from a cash flow perspective, the resulting benefits from reducing the debt will be offset by the increase in interest rates on the remaining term loans.

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

Operating Activities

Cash flows provided by operating activities during the nine months ended September 30, 2010 were $16.0 million, consisting of a net loss of $11.9 million plus the impact of the change in deferred taxes of $9.6 million, offset by non-cash items including amortization of intangible assets of $21.6 million, depreciation and amortization of $12.1 million, non-cash interest expense of $4.9 million, non-cash stock-based compensation of $2.8 million and an unrealized gain on the interest rate swap of $1.4 million,.  Working capital uses of cash during the nine months ended September 30, 2010 included (i) a $3.2 million decrease in accounts payable due to timing of payments (ii) a $2.5 million net decrease in accounts receivable ($11.2 million increase in accounts receivable offset by $8.7 million increase in deferred revenue) primarily driven by an increase in business activity for the period reflected by increased invoicing.

Cash flows provided by operating activities during the nine months ended September 30, 2009 were $16.7 million, consisting of a net loss of $20.1 million, plus the impact of the change in deferred taxes of $16.3 million, offset by non-cash items including amortization of intangible assets of $27.7 million, an unrealized loss on the interest rate swap of $9.7 million, depreciation and amortization of $8.6 million and non-cash interest expense of $8.7 million. Working capital uses of cash during the nine months ended September 30, 2009 included a $3 million decrease in accrued expenses and other current liabilities primarily attributable to payments made during the period for capital expenditures on investments in our software and equipment and sales commissions and annual bonuses awarded under our 2008 cash incentive plans, and a $1.5 million decrease in accounts payable due to timing of payments.

Investing Activities

Currently, our investing activities primarily relate to our investment in the business through capital expenditures for network infrastructure and investments in software development.  Cash used in investing activities for the nine months ended September 30, 2010 and 2009 was $16.5 million and $11.5 million, respectively. Cash used in investing activities related to capital expenditures for infrastructure during the nine months ended September 30, 2010 and 2009 was $6.6 million and $3.7 million, respectively.  Investments in capitalized software development costs for the nine months ended September 30, 2010 and 2009 were $12.5 million and $7.8 million, respectively. We anticipate future capital expenditures and investments in our software development may increase in future periods, however, due to restrictive covenants contained within the current, amended credit agreements, future capital expenditures are not expected to exceed $25.0 million on an annual basis.  Additionally, purchases of investments during the nine months ended September 30, 2010 totaled $4.3 million and consisted primarily of bank time deposits with maturities greater than three months. Sales of investments during the nine months ended September 30, 2010 totaled $6.8 million and consisted primarily of redemptions of our auction rate securities and maturities of our bank time deposits.

Financing Activities

Cash flows provided by financing activities for the nine months ended September 30, 2010 were $1.4 million, primarily consisting of $144.8 million in net proceeds from our initial public offering, including the underwriters’ exercise of their over-allotment option, partially offset by $137.8 million in payments made on our outstanding long-term debt and a $4.1 million prepayment penalty on the PIK Loan during the nine months ended September 30, 2010.  Cash flows used in financing activities for the nine months ended September 30, 2009 were $3.0 million, primarily consisting of $2.9 million of principal payments on our long-term debt.

As described in Note 8 to our consolidated financial statements set forth in Item 1 of this Form 10-Q, on May 14, 2010, we entered into an agreement with our lenders to amend the First Lien Credit Agreement and Second Lien Credit Agreement. The purpose of the amended credit agreements was to allow us to use the net proceeds from our initial public offering for the repayment in full of the PIK Loan under the Holdings Senior PIK Credit Agreement and for the repayment of the Tranche B and Tranche C term loans under the Second Lien Credit Agreement on a pro rata basis.  Under the terms of the original First and Second Lien Credit Agreements, we were restricted with regards to repayment preference. The amendment of the First Lien Credit Agreement includes updated terms on the interest rate, including a floor of 1.5% (should we elect the Eurodollar Rate option) and an increase in the rate margin of 1.75%. The amendment of the Second Lien Credit Agreement includes updated terms on the interest rate of the Tranche C term loan, including a floor of 2.0% (should we elect the Eurodollar Rate option) and an increase in the rate margin of 0.75%.  The updated interest rates under the amended credit agreements became effective immediately following the consummation of our initial public offering, which occurred on August 11, 2010.

The First Lien Credit Agreement (“First Lien Credit Facility”) provides for term loans in the aggregate principal amount of $135.0 million, with quarterly installment payments equal to 0.25% of the initial principal balance due on the last day of each quarter, which commenced on September 30, 2007 and continues for 27 installments, with the balance due in a final installment on June 15, 2014. Additionally, the First Lien Credit Facility includes a requirement for mandatory prepayments of 50% of our excess free cash flow as measured on an annual basis. Excess free cash flow is generally defined as our adjusted EBITDA less debt service costs, capital expenditures, current income taxes paid and any cash security deposits made in respect of leases for office space, as adjusted for changes in our working capital. As a result of our fiscal 2009 excess free cash flow, we made a mandatory prepayment on April 1, 2010 of approximately $1.2 million under the First Lien Credit Facility. The term loans under the amended First Lien Credit Agreement bear interest at the higher of the Eurodollar Rate (as defined in the credit agreement) or 1.50%, plus 4.50% per annum, which was 6.00% at September 30, 2010.  As of September 30, 2009, the interest rate on the First Lien Credit Facility was based on the Eurodollar Rate, plus 2.75% per annum, which was 3.01%.  Interest payments on the First Lien Credit Facility are due on the last business day of each month. The First Lien Credit Facility also provides for a $15.0 million revolving line of credit, of which $12.6 million was unused as of September 30, 2010. As of September 30, 2010, $1.6 million of the revolving line of credit was reserved for standby letters of credit for several of the operating lease agreements related to our various office locations.  During the three months ended September 30, 2010, an additional $0.8 million of the revolving line of credit was reserved for a standby letter of credit related to our corporate charge card utilized by executives and certain other employees.

The Second Lien Credit Agreement (“Second Lien Credit Facility”) provides for two tranches of term loans, Tranche B in the amount of $30.0 million and Tranche C in the amount of $35.0 million. Both tranches are due in full on the maturity date of December 15, 2014. Tranche B bears interest at the rate of 11.00% per annum through its maturity date, with interest payments due on the last business day of each March, June, September and December of each year. Under the amended terms of the Second Lien Credit Agreement, Tranche C bears interest at the higher of the Eurodollar Rate (as defined in the credit agreement), or 2.00%, plus 6.50% per annum, which was 8.50% at September 30, 2010.  As of September 30, 2009, the interest rate on Tranche C was based on the Eurodollar Rate, plus 5.75% per annum, which was 6.01%.  Interest payments on the Tranche C term loan are due on the last business day of each month. The Second Lien Credit Facility permits, at our option, interest on the Tranche C term loan to be payable in full or in part in kind by adding the accrued interest to the principal of the term loans, which thereafter accrues interest at the rate stated above, plus a PIK margin of 0.5%. To date, we have not paid any of the interest on the Tranche C term loan in kind, either in part or in full.

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

Cash paid for interest on the loans described above, during the three and nine months ended September 30, 2010 was $4.2 million and $15.0 million, respectively.  Cash paid for interest on the loans described above, during the three and nine months ended September 30, 2009 was $4.2 million and $12.7 million, respectively.

Due to the continued positive operating performance of our business and the absence of any acquisition activity, we have not needed to borrow additional amounts under our credit facilities or obtain additional financing to fund operations and capital expenditures.

Contractual Obligations and Commitments

The following table sets forth, as of September 30, 2010, certain significant cash obligations that will affect our future liquidity.

		Less than	1-3	3-5	More than
	Total	1 year	Years	Years	5 years
Long-term debt, including current portion	$160,913	$1,350	$2,700	$156,863	$-
Interest on long-term debt	49,124	16,006	23,878	9,240	-
Operating leases	26,009	2,348	4,565	5,456	13,640
Third-party hosting commitments	10,451	3,114	6,495	842	-
Total	$246,497	$22,818	$37,638	$172,401	$13,640

Long-Term Debt and Interest on Long-Term Debt

Cash obligations on long-term debt, presented in the table above, represent scheduled principal payments due in each respective period.

Interest on long-term debt consists of expected interest payments on the First and Second Lien Credit Facilities through the respective maturity dates, based on assumptions regarding the amount of debt outstanding and assumed interest rates. The assumed interest rate on the First Lien Credit Facility was 6.0%, representing a 1.5% LIBOR floor plus 4.5% spread.  The assumed interest rate on Tranche C of the Second Lien Credit Facility was 8.5%, representing a 2.0% LIBOR floor plus 6.5% spread.  The interest rate on Tranche B of the Second Lien Credit Facility is fixed at 11%. Interest expense was assumed through maturity of the loans.  In addition, this amount reflects the impact of the interest rate swap on the variable rate debt, for which we expect to pay a fixed rate of 5.25% through June 2012.

Operating Leases and Service Obligations

Our principal commitments consist of obligations under operating leases for office space in New York, NY, Boston, MA London, UK, Chicago, IL, Sao Paolo, Brazil, Paris, France and Hong Kong which expire in July 2011 (see below for details regarding execution of new lease for the space in New York, NY beginning August 2011), December 2015, June 2013, April 2013, January 2012, May 2011 and March 2011 respectively. Rent is amortized on a straight-line basis over the applicable lease terms. Our office space lease obligations may increase as a result of customary contractual escalation clauses or if we enter into new agreements to lease additional office space. In December 2009, we executed a new 10 year lease directly with the landlord for our corporate headquarters in New York, NY. Currently we occupy the space under a sublease arrangement that expires immediately prior to the time the new lease takes effect. The new lease begins in August 2011 for 10 years and provides for approximately 12 months of initial free rent and an allowance from the landlord to be used for office improvements and certain other payments of approximately $1.9 million. The present value of the future minimum lease payments of the new lease is included in the above table.

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

Recently Adopted Accounting Pronouncements

We refer to Note 2 to the Consolidated Financial Statements, contained within Item 1 of this Quarterly Report on Form 10-Q, for discussion regarding the expected impact of the adoption of certain accounting pronouncements on future period consolidated financial statements.

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

Interest Rate Sensitivity

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash and cash equivalents and investments in a variety of securities, including bank time deposits, money market funds, and U.S. treasuries. A 10% decrease in interest rates in the three and nine months ended September 30, 2010, or the three and nine months ended September 30, 2009, would not have had a material impact (on a total dollar basis) on our interest income during those periods, respectively, due to the immateriality of the interest income generated by our investments during those periods.

We maintain an interest rate swap agreement that, as of September 30, 2010, fixed the interest rate on 79% of our variable rate debt. The fair value of the interest rate swap derivative is measured based on dealer quotes and a credit valuation adjustment to reflect credit risk. The fair value measurement of the swap may fluctuate considerably from period-to-period due to volatility in underlying interest rates, which is driven by market conditions and the duration of the swap. For the three and nine months ended September 30, 2010, a 10% increase or decrease in interest rates would have resulted in an increase or decrease of less than $0.1 million to “Other (income) expense,” within our consolidated statement of operations.  For the three and nine months ended September 30, 2009, a 10% increase or decrease in interest rates would have resulted in an increase or decrease of $0.4 million to “Other (income) expense,” within our consolidated statement of operations.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pounds Sterling and the Euro. During the nine months ended September 30, 2010, approximately 35% of our revenues were generated from sales across 60 countries outside of the United States.  However, for the three and nine months ended September 30, 2010, only 16% and 15%, respectively, of the contracts we entered into with our customers were based in foreign currency.  Comparatively, during the nine months ended September 30, 2009, approximately 32% of our revenues were generated from sales across 60 countries outside of the United States.  However, for the three and nine months ended September 30, 2009, only 11% and 6%, respectively, of the contracts we entered into with our customers were based in foreign currency.  Additionally, during the three and nine months ended September 30, 2010, approximately 25% and 22%, respectively, of our expenses were incurred in foreign currency.  For the comparable periods of the prior year approximately 15% and 14%, respectively, of our expenses were incurred in foreign currency.

To date, we have not entered into any foreign currency hedging contracts, since exchange rate fluctuations have had little impact on our operating results and cash flows. For the three and nine months ended September 30, 2010, we incurred a $0.1 million foreign currency transaction gain and a $0.3 million foreign currency transaction loss, respectively, which represents less than 1% of our revenues for the same periods. For the three and nine months ended September 30, 2009, we incurred foreign currency transaction losses of less than $0.1 million and $0.7 million, respectively, which represents less than 1% of our revenues from the same periods.

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

Risks Related to Our Business and Our Industry

Our future profitability is uncertain.

We have historically incurred significant net operating losses. As a result of these operating losses, we accumulated a deficit of $78.3 million from June 15, 2007 through September 30, 2010. Our future profitability depends on, among other things, our ability to generate revenue in excess of our costs. At the same time, we have significant and continuing fixed costs relating to the maintenance of our assets and business, including our substantial debt service requirements, which we may not be able to reduce adequately to sustain our profitability if our revenue decreases. Our stock began trading publicly on August 6, 2010. As a public company, we will incur additional significant legal, accounting and other expenses that we did not incur as a private company. These increased expenditures will make it more difficult for us to achieve and maintain future profitability. Our profitability also may be impacted by non-cash charges such as stock-based compensation charges and impairment of goodwill, which will negatively affect our reported financial results. Even if we achieve our profitability on an annual basis, we may not be able to achieve profitability on a quarterly basis. You should not consider recent revenue growth as indicative of our future performance. In fact, in future quarters we may not have any revenue growth and our revenue could decline. We may continue to incur significant losses in the future for a number of reasons, including the other risks described in this Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Our failure to achieve and maintain our profitability could negatively impact the market price of our common stock.

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

We had approximately $160.3 million of debt outstanding as of September 30, 2010, all of which is secured by liens on substantially all of our assets. Even after giving effect to the uses of proceeds of our initial public offering as described in the Registration Statement, we expect to continue to have a significant amount of debt. The level and nature of our indebtedness could, among other things:

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

In addition, we may incur significantly more debt in the future, which will increase each of the risks described above related to our indebtedness. As of September 30, 2010, we had $12.6 million available to us for additional borrowing under a $15.0 million revolving credit facility. If we increase our indebtedness by borrowing under our credit facilities or incur other new indebtedness, each of the risks described above would increase.

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

A significant portion of our revenue depends on the purchase of our services by parties involved in financial and strategic business transactions such as mergers and acquisitions, loan syndications and other debt capital markets transactions. During the fiscal years ended December 31, 2007, 2008 and 2009 and the nine months ended September 30, 2010, revenues generated from the M&A and DCM markets constituted approximately 79%, 75%, 61% and 55%, respectively, of our total revenues. We expect to continue to derive a significant portion of our revenue from these sources for the foreseeable future. The volume of these transactions decreased from 2008 to 2009 as the world experienced a significant economic recession. If the volume of such transactions does not increase, demand for our services may not grow and could decline. The credit crisis, deterioration of global economies, rising unemployment and reduced equity valuations all create risks that could harm our business. If macroeconomic conditions worsen, we are not able to predict the impact of such worsening conditions on our results of operations. Our customers in the financial services industry are facing difficult conditions and their budgets for our services have been negatively affected. The level of activity in the financial services industry, including the financial transactions our services are used to support, is sensitive to many factors beyond our control, including interest rates, regulatory policies, general economic conditions, our customers’ competitive environments, business trends, terrorism and political change. Unfavorable conditions or changes in any of these factors could adversely affect our business, operating results and financial condition.

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

We rely primarily on our direct sales force to sell our services. As of September 30, 2010, we had a team of 181 dedicated sales professionals. Our services and solutions require a sophisticated sales effort targeted at the senior management of our prospective customers. We must expand our sales force to generate increased revenue from new customers. Failure to hire or retain qualified sales personnel will preclude us from expanding our business and generating anticipated revenue. Competition for such personnel is intense, and there can be no assurance that we will be able to retain our existing sales personnel or attract, assimilate or retain enough highly qualified sales personnel. Many of the companies with which we compete for experienced personnel have greater resources than we have. If any of our sales representatives were to leave us and join one of our competitors, we may be unable to prevent such sales representatives from helping competitors to solicit business from our existing customers, which could adversely affect our revenue. In addition, in making employment decisions, particularly in the software industry, job candidates often consider the value of the stock options they are to receive in connection with their employment. Significant volatility in the price of our stock may, therefore, adversely affect our ability to attract or retain key employees. In the past, we have had high turn-over rates among our sales force. New hires require training and take time to achieve full productivity. If we experience high turnover in our sales force in the future, we cannot be certain that new hires will become as productive as necessary to maintain or increase our revenue.

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

We had total indebtedness of $160.3 million outstanding as of September 30, 2010, pursuant to a First Lien Credit Agreement and Second Lien Credit Agreement each entered into on June 15, 2007. These borrowings are secured by substantially all of our assets, including our intellectual property. Our loan agreements restrict our ability to:

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

As of October 31, 2010, our two largest stockholders beneficially owned, in the aggregate, shares representing approximately 67.1% of our outstanding capital stock. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

After the lock-up agreements pertaining to our initial public offering expire and based on shares outstanding as of September 30, 2010, an additional 38,276,662 shares will be eligible for sale in the public market, subject to any applicable volume limitations under federal securities laws. In addition, shares subject to outstanding options under our equity incentive plans and shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, 180 days after the completion of our initial public offering, holders of approximately 33,966,680 shares of our common stock will have the right to require us to register these shares under the Securities Act of 1933, as amended, pursuant to a registration rights agreement. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

From July 1, through effective date of our initial public offering, we issued and sold an aggregate of 23,144 shares of our common stock to our employees, at an exercise price of $1.59 per share for an aggregate of $36,799 pursuant to exercises of options granted. The issuance of common stock upon exercise of the options was exempt either pursuant to Rule 701, as a transaction pursuant to a compensatory benefit plan, or pursuant to Section 4(2), as a transaction by an issuer not involving a public offering. The common stock issued upon exercise of options is deemed restricted securities for the purposes of the Securities Act.

Use of Proceeds

On August 5, 2010, the SEC declared effective our registration statement on Form S-1 (File No. 333-165991) in connection with our initial public offering, pursuant to which we registered an aggregate of 12,650,000 shares of Common Stock, which includes 1,650,000 shares of Common Stock pursuant to the underwriters’ over-allotment option.  On August 11, 2010, we sold 11,000,000 shares of Common Stock at a public offering price of $13.00 per share.  On September 9, 2010, the underwriters exercised their over-allotment option to purchase an additional 980,000 shares of Common Stock at the public offering price.  The underwriters of the offering were Morgan Stanley & Co. Incorporated, Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Jefferies & Company, Inc., Lazard Capital Markets LLC, Pacific Crest Securities LLC and Stifel Nicolaus Weisel.

As a result of the offering, including the underwriters’ exercise of their over-allotment option, we received net proceeds of approximately $144.8 million, after deducting underwriting discounts and commissions of $10.9 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates, other than reimbursement of legal expenses for selling stockholders. We used $139.6 million of the net proceeds to prepay in full $103.9 million outstanding under the PIK Loan under the Holdings Senior PIK Credit Agreement, plus an additional $4.1 million in prepayment fees, as well as $14.6 million of Tranche B of the Second Lien Credit Facility and $17.0 million of Tranche C of the Second Lien Credit Facility.  Funds affiliated with TA Associates, Inc., which own ten percent or more of our Common Stock, were lenders under our Tranche B term loan issued pursuant to our Second Lien Credit Facility, and two of our directors, Brian J. Conway and Harry D. Taylor, are affiliated with TA Associates, Inc. As a result, $14.6 million of the offering proceeds were indirectly paid to TA Associates, Inc. and its affiliates, of which Messrs. Conway and Taylor are also affiliated.  We anticipate that we will use the remaining net proceeds from our initial public offering for working capital and other general corporate purposes.  There has been no material change in the planned use of proceeds from our initial public offering from that described in our final prospectus filed with the SEC pursuant to Rule 424(b).

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: (REMOVED AND RESERVED)

ITEM 5:  OTHER INFORMATION

Our policy governing transactions in our securities by directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company. As of the date of this filing J. Andrew Damico, our Chief Executive Officer; Anthony Plesner, our Chief Financial Officer; and Fahim Siddiqui, our Executive Vice President, Product and Operations, have trading plans in effect beginning after the expiration of the lock-up agreements with the managing underwriter of our recent initial public offering.

We anticipate that, as permitted by Rule 10b5-1 and our policy governing transactions in our securities, some or all of our other officers, directors and employees may establish trading plans in the future. We intend to disclose the names of executive officers and directors who establish a trading plan in compliance with Rule 10b5-1 and the requirements of our policy governing transactions in our securities in our future quarterly and annual reports on Form 10-Q and 10-K filed with the Securities and Exchange Commission. However, we undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan, other than in such quarterly and annual reports.

ITEM 6: EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number		Description

3.1
Form of Fourth Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.2 in the Company’s Registration Statement on Form S-1, as amended (File No. 333-165991)).

3.2		Form of Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.3 in the Company’s Registration Statement on Form S-1, as amended (File No. 333-165991)).

4.1		Form of Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 in the Company’s Registration Statement on Form S-1, as amended (File No. 333-165991)).

10.1		2010 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.6 in the Company’s Registration Statement on Form S-1, as amended (File No. 333-165991)).

10.2		2010 Equity Incentive Plan and forms of award agreements (Incorporated by reference to Exhibit 10.7 in the Company’s Registration Statement on Form S-1, as amended (File No. 333-165991)).

31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRALINKS HOLDINGS, INC.

Date: November 12, 2010	By:	/s/ J. Andrew Damico
J. Andrew Damico President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2010	By:	/s/ Anthony Plesner
Anthony Plesner Chief Financial Officer and Chief Administrative Officer (Principal Financial and Accounting Officer)