Form 10-K
period 2010-12-31
IntraLinks Holdings, Inc.
filed 2011-03-23
CIK 1488075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission File Number 001-34832

INTRALINKS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-8915510
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

150 East 42nd Street, 8th Floor, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

(212) 543-7700

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of Each Exchange on Which registered
Common Stock, par value $0.001 per share	New York Stock Exchange

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant completed the initial public offering of its common stock on August 5, 2010. Accordingly, there was no public market for the registrant’s common stock as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s common stock as of March 18, 2011 was 52,666,755. The registrant does not have any non-voting stock outstanding.

INTRALINKS HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
For the year ended December 31, 2010

i

FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K (this “Annual Report” or “Form 10-K”) constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to our operations and are based on our current expectations, estimates and projections. Words such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “predict,” “potential,” “continue,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “goals,” “in our view” and similar expressions are used to identify these forward-looking statements. The forward-looking statements contained in this Annual Report include, but are not limited to, statements about our internal control over financial reporting, our results of operations and financial condition and our plans, strategies and developments. Forward-looking statements are only predictions and as such, are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events or our future financial performance that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Many of the reasons for these differences include changes that occur in our continually changing business environment and the risk factors enumerated in Item 1A, “Risk Factors.” Before you invest in our common stock, you should be aware that the occurrence of the events described in “Risk Factors” in this report could harm our business. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these statements speak only as of the date they were made, and except as required by law we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

This Annual Report also contains estimates made by independent parties and by us relating to market size, growth and other industry data. These estimates involve a number of assumptions and limitations and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of important factors, including those described in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation”. These and other factors could cause results to differ materially and adversely from those expressed in the estimates made by the independent parties and by us.

ii

PART I

ITEM 1. BUSINESS

Overview

IntraLinks Holdings, Inc. together with its subsidiaries (“IntraLinks,” “we,” “our,” “us” or the “Company”) is a leading global provider of Software-as-a-Service (“SaaS”) solutions for securely managing content, exchanging critical business information and collaborating within and among organizations. Our cloud-based solutions enable organizations to control, track, search and exchange sensitive information inside and outside the firewall, all within a secure and easy-to-use environment. Our customers rely on our cost-effective solutions to manage large amounts of electronic information, accelerate information-intensive business processes, reduce time to market, optimize critical information workflow, meet regulatory and risk management requirements, and collaborate with business counterparties in a secure, auditable and compliant manner. We help our customers eliminate the inherent risks and inefficiencies of email, fax, courier services and other existing solutions to collaborate and exchange information.

At our founding in 1996, we introduced cloud-based collaboration for the debt capital markets industry and, shortly thereafter, extended our solutions to merger and acquisition transactions. Today, we service enterprises and governmental agencies in over 60 countries across a variety of industries, including financial services, pharmaceutical, biotechnology, consumer, energy, industrial, legal, insurance, real estate and technology, use our solutions for the secure management and online exchange of information within and among organizations. Across all of our principal markets, we help transform a wide range of slow, expensive and information-intensive tasks into streamlined, efficient and real-time business processes. Examples of such business processes include:

•	debt capital markets transactions, including loan syndication and other financing activities;
•	due diligence for merger and acquisition transactions, initial public offerings (“IPOs”) and other strategic transactions;
•	clinical trial management and safety information exchange;
•	life sciences drug development and licensing;
•	private equity fundraising and investor reporting;
•	contract and vendor management;
•	energy exploration and production ventures; and
•	board reporting.

In the year ended December 31, 2010, we had over 4,700 customers across 34 industries use the IntraLinks Platform. Since our inception, customers have used the IntraLinks Platform to enable collaboration among more than 1,000,000 end-users and approximately 195,000 organizations worldwide. We operate the business in one reportable segment, as management makes operating decisions and assesses performance based on one single operating unit. However, we also track our revenues by three principal markets: enterprise (“Enterprise”), mergers and acquisitions (“M&A”) and debt capital markets (“DCM”). In the year ended December 31, 2010, revenue from our Enterprise, M&A and DCM principal markets represented 44.9%, 37.2% and 17.9% of our total revenue, respectively, with revenue from the Enterprise principal market increasing 49.5% over the year ended December 31, 2009.

Gartner, an independent market research firm, recognizes IntraLinks as the market revenue leader in the teaming and enterprise social software market with an estimated 22.5% share of the worldwide market in 2009(1). End-users of our solutions have included professionals at the 50 largest global banking institutions, the 25 largest law firms, the 10 largest pharmaceutical companies, the 10 largest biotechnology companies and 8 of the 10 largest global energy and utility companies. The broad adoption of our cloud-based solutions across multiple industries has created a network of end-user communities of individuals that prefer our solutions. We are able to leverage our popularity within these communities of existing users to help drive new users and business partners to collaborate using our platform.

(1)	Gartner — Market Share: Web Conferencing, Teaming and Enterprise Social Software, Worldwide, 2009, April 2010.

We deliver our solutions entirely through a cloud-based model where they are available on-demand over the Internet using a multi-tenant SaaS architecture in which a single instance of our software serves all of our customers. Our business model has provided us with a high level of revenue visibility. We sell our solutions directly through an enterprise sales team with industry-specific expertise, and indirectly through a customer referral network and channel partners. In 2010, we generated $184.3 million in revenue, of which approximately 35% was derived from sales across 60 countries outside of the United States. We have generated positive cash flow from operations on an annual basis since 2003, including $35.6 million in 2010.

Industry Background

The enterprise software industry has streamlined many business functions, but has failed to successfully address one of the most fundamental business processes of all — cross-organizational collaboration and the secure management and online exchange of information. Enterprise collaboration involves multiple constituents, both within and among organizations, working together in structured business processes, developing and exchanging sensitive information to achieve business objectives. Several trends are driving the need for cloud-based solutions that allow users to securely manage content, exchange critical business information and collaborate within and among organizations:

•	Increasingly complex, time-sensitive and information-intensive business processes that require the global exchange of critical information both inside and outside of an organization’s firewall: Enterprises and governmental agencies today operate in a highly-competitive, global environment that requires multiple constituents to share critical business information in real-time. These constituents, including employees, customers, suppliers and third-party advisors, are often located in different organizations or geographically disparate locations. The ability of enterprises to successfully execute key business processes, such as bringing new products to market, raising capital, launching new capital projects or pursuing acquisitions, depends upon the ability of these constituents to exchange large amounts of critical and confidential information in a secure, auditable, compliant and time-sensitive manner.
•	Proliferation of unstructured electronic information within enterprises: Enterprises and governmental agencies are experiencing a dramatic increase in the amount of electronic information that is being created and needs to be efficiently managed and controlled. According to IDC, an independent market research firm, unstructured content makes up more than 80% of enterprise data.(2) This proportion of unstructured content, which may be in the form of email, reports, presentations, word processing documents, images and spreadsheets, is expected to grow in the future. The proliferation of this unstructured data is driving the need for solutions that can provide secure information management, access and control.
•	Growing compliance, governance, regulatory and corporate risk management requirements: Enterprises face a growing number of regulations governing the tracking, indexing and storage of electronic documents. These regulations include the Sarbanes-Oxley Act, 21 CFR Part 11 (Part 11 of Title 21 of the Code of Federal Regulations), and HIPAA (the Health Insurance Portability and Accountability Act). These governmental requirements, as well as internal policies and controls adopted by organizations to manage risk, are creating the need for secure, auditable and compliant content and process management and collaboration.
•	Rapidly changing end-user behavior and expectations for online collaboration and information exchange: The increasing adoption of popular collaborative social software tools by individuals in their personal lives is changing their behavior and expectations within business enterprises. These individuals, who are familiar with easy-to-use, web-based collaboration and recognize the value of using these tools to share content online, expect to see a similar degree of efficient collaboration in the context of their business processes. This preference by individuals, as employees, customers, suppliers and third-party advisors, is driving demand for cloud-based secure information exchange and business collaboration tools.

(2)	IDC — The Next Wave of Business Collaboration: The Convergence of Social Software and Enterprise Collaboration Platforms, Doc # 220874, December 2009.

•	Greater willingness by enterprises to adopt cost-effective SaaS solutions for their mission-critical business processes: Traditionally, enterprises have preferred on-premise software applications to handle their most sensitive data and business processes. As the SaaS market has matured and the benefits of SaaS solutions have become more widely recognized, including their ease of use and deployment and cost-effectiveness, enterprises have grown increasingly comfortable utilizing SaaS solutions for mission-critical processes. According to Gartner, an independent market research firm, the “forecast for estimated SaaS total software revenue within the enterprise application software markets is a 15.3% overall compounded annual growth rate from 2009 through 2014, or more than $15 billion attributed to SaaS at the end of the forecast period.”(3) This increased adoption of the SaaS delivery model is driving the preference for secure information exchange and business collaboration to be delivered as a SaaS application.

The Market Opportunity

Organizations are increasingly adopting software applications that help to address these trends. According to IDC, an independent market research firm, the market for worldwide collaborative content workspaces is expected to grow from an estimated $9.3 billion in 2010 to $12.7 billion in 2014, representing a compound annual growth rate of 8.0%.(4) IDC defines this market as a combination of content management, team collaborative applications, search and discovery applications and enterprise portals. Solutions that can successfully provide the key functions of these markets within a cloud-based operating environment stand to benefit from their convergence.

Organizations in many industries rely on complex and information-intensive business processes to execute critical tasks. These processes require the collaboration and secure management and exchange of information among multiple parties, both inside and outside the firewall. Organizations spend billions of dollars each year manually organizing and transmitting electronic files as well as printing, delivering and storing physical documents. These inefficient processes can result in increased costs, delays, loss of control over sensitive information and noncompliance with various regulations and legal requirements. Additionally, these processes have contributed to environmental issues through the production of massive and often unnecessary quantities of printed and distributed documents. The following are only a few examples of the complex and information-intensive business processes that represent transformational opportunities:

•	Debt Capital Markets: More than 7,100 syndicated loans valued in excess of $2.7 trillion dollars were closed in 2010 through a community of agents, banks, lenders, borrowers, law firms and secondary traders. In addition, ongoing administration of each of these loans typically lasts three years and involves the regular collaboration and exchange of loan performance information to numerous constituents outside the firewall.
•	Mergers and Acquisitions: More than 42,000 merger and acquisition transactions were announced in 2010. These transactions, which span across all industries, require prospective buyers and their teams of attorneys, accountants and advisors to collaborate outside the firewall and to simultaneously review, share and analyze due diligence information.
•	Life Sciences: The life sciences community includes pharmaceutical companies, biotechnology companies, clinical investigator sites, physicians and regulatory agencies that work together to fund, research, develop and bring new drugs and medical devices to market. Collaboration and the secure, efficient exchange of information, especially outside the firewall, is an essential part of the industry value chain, and is critical to business processes such as those involving clinical trials and licensing. For example, clinical trials are highly regulated and costly activities. A significant part of the estimated $35 billion spent annually on new drug development is incurred just to manage the physician recruitment and study start-up documentation processes. Similarly, licensing is a resource- and cost-intensive practice that requires the exchange of critical information and collaboration among advisors, pharmaceutical and biotechnology partners throughout the drug lifecycle.

(3)	Gartner — Forecast Analysis: Software as a Service, Worldwide, 2009 – 2014, July 1, 2010.
(4)	IDC — Worldwide Collaborative Content Workspace 2010 – 2014 Forecast and 2009 Vendor Shares: The Consolidation Continues, Doc # 224211, July 2010.

•	Legal Services: The general counsel of large and global enterprises are tasked with running legal departments that may address hundreds of legal matters each year and coordinating with numerous outside counsel and multiple legal process outsourcers. These processes are document-intensive, historically paper-based, and require collaboration and the sharing of critical information outside the firewall among internal counsel, external counsel and legal process outsourcers.
•	Insurance: Much of the underwriting, reinsurance, claims processing, governance and investment management processes in the insurance industry are done with manual, paper-based approaches. Enabling team collaboration and the efficient, online exchange of critical information outside the firewall could significantly improve efficiency in these processes.
•	Fund-Raising and Investor Reporting: Thousands of institutional and private investors, pension funds, endowments and insurance companies make investments through more than 1,700 private equity firms and more than 1,600 hedge fund management firms. Together with law firms and regulators, these organizations form a community that frequently requires the exchange of fund raising and fund performance information in a secure and auditable manner, outside the firewall.
•	Energy and Utilities: Within the energy and utilities industries, business processes, including financing for major capital projects, joint ventures associated with exploration and development, rate case and regulatory filings, leasehold acquisition and divestitures for mineral rights and capital project management, require information exchange and collaboration among organizations outside the firewall.
•	Governmental Agencies: Governmental agencies collect, monitor and exchange critical information from public and private enterprises in several highly-regulated industries. Cross-agency collaboration and the secure and auditable collection and monitoring of critical information from regulated enterprises are essential to meeting compliance requirements.
•	Other Cross Industry, Horizontal Applications: Our highly adaptable services platform allows customers to collaborate over a wide range of cross-organizational and cross-functional transactions involving highly sensitive proprietary information in a secure and controlled manner. Our customers have used our platform to manage initial public offerings, licensing arrangements, joint ventures, regulatory compliance, audits, corporate governance, portfolio reporting and vendor relationships, among other activities.

Existing Solution Providers Have Limited Capabilities

The status quo for information exchange and collaboration today predominantly remains email, fax and overnight and other courier services. Enterprise software vendors and niche software providers have developed solutions that attempt to address the need for efficient business collaboration and secure information management and exchange, but these solutions may be difficult to implement and deploy. These services and solutions can also be severely limited in terms of security, auditability and accessibility of information, especially when collaborating across company boundaries (i.e., outside the firewall).

Email, Fax and Courier Services

•	Lack of security and control: Emails, faxes and overnight and other courier services remain a pervasive means of sharing critical information within and among organizations. These methods of collaboration are extremely limited in their ability to securely exchange sensitive information and lead to the further proliferation of unstructured data. Overnight and other courier services can also be costly for organizations. In addition, once email is used as a means to move information outside the firewall, control of the information is lost. Nonetheless, to collaborate in a time-efficient manner outside the firewall, employees often resort to these insecure forms of communication, leading directly to the loss of management and control over critical information.

Enterprise Content Management and Collaboration Software

•	Architected for inside firewall collaboration: On-premise implementations of enterprise content management and collaboration software solutions are not typically architected to enable cross-organizational critical information exchange. Driven by security restrictions, these systems are internally-focused and restrict access outside the organization. As a result, the ability to collaborate among different organizations, or outside the firewall, is limited. To collaborate with other organizations, employees must resort to using email, fax or courier services.
•	Expensive to purchase and deploy: Enterprise content management and collaboration software solutions typically require significant up-front capital investments associated with the purchase of perpetual software licenses. These solutions are often large and complex implementations that have long deployment cycles and require significant professional services fees to customize, integrate and maintain. These solutions generally lack the ability to collaborate outside the firewall without significant modification costs.
•	Complex to use: Enterprise content management and collaboration software solutions are often complex to use and require significant training to benefit from the full capabilities of the software. The functionality of the software is frequently designed with the needs of the information technology, or IT, department, rather than the end user, in mind. This may lead to limited utilization and adoption within an organization despite the significant expense of implementation.
•	General purpose; with limited industry expertise: Enterprise content management and collaboration software solutions are designed to be general purpose solutions and generally lack industry-specific functionality. As a result, enterprise software providers typically need to partner with third party vendors to custom build software to address an industry-specific business process, which often increases costs and implementation time.

Niche Providers

•	Limited to an industry or process focus: Many niche providers, which consist of virtual data room providers or small software companies, offer services that are confined to a particular industry, such as the pharmaceutical or financial services industry. Others offer services that are capable of addressing only a specific business process, such as mergers and acquisitions, board reporting or debt syndication.
•	Limited security and ability to scale: Some niche providers are unable to meet the requirements of organizations as they provide limited user and network security. Additionally, some niche providers may lack the resources to invest in research and development and their products may be limited in their scalability.
•	Limited user-support: Some niche providers are not able to provide the 24 hours per day, 7 days per week and 365 days per year support that organizations and their counterparties require. In addition, this support may not be provided on a global basis or in local languages.

The IntraLinks Solution

We provide organizations with value-creating solutions to address the problems associated with traditional and inefficient intra- and cross-organizational collaboration. Combining our advanced enterprise SaaS technology platform with industry-specific process expertise, superior ease of use and extensive product support, we are able to add immediate value for our customers. Our cloud-based solutions offer the following key benefits:

•	Specifically architected for cross-organizational critical information exchange and collaboration: Our IntraLinks Platform is architected specifically to enable users to manage content and work processes and to collaborate both within and among organizations, inside and outside the firewall. Our platform, due to its advanced security features, is not restricted or limited to use only inside an enterprise firewall.

•	Secure, compliant and auditable: Our solutions provide enterprise-class user and network security and enable organizations to more easily audit interactions and operate in compliance with industry regulations. The IntraLinks Platform complies with Title 21 CFR Part 11, the U.S. Food and Drug Administration (FDA) guidelines for managing electronic data in clinical studies. Our platform has undergone more than 80 satisfactory security audits and evaluations by our customers and independent auditors.
•	“Trusted hub,” neutral third-party provider: Much of the information that is shared on our platform is highly valuable and proprietary. Our platform enables the exchange of information among organizations that view each other as competitors. We believe our customers choose us in part because we do not compete with them; instead we operate as a “trusted hub” between our customers and their various constituents to enable them to properly protect and exchange confidential information.
•	Easy to purchase and deploy: We deliver our solutions via a SaaS model over the Internet. This model allows our customers to easily subscribe to our service without a significant upfront capital investment or the requirement for professional services to integrate software or upgrades into their environment. Our customers can be up and running within minutes of contracting with us, and need minimal, if any, training to use our solutions.
•	Ease of use and adoption: Our intuitive, easy-to-use, web-based interface enables customers to easily create and open an exchange on our IntraLinks Platform, add and permission users, and find and exchange information without the help of information technology professionals. We offer single sign-on capability that enables users to access all of the IntraLinks Exchanges on which they have been permissioned without the need for multiple log-in credentials. The ease of use of our solutions often leads customers to expand upon the initial deployments within their organizations to support new use cases. Our solutions are accessible worldwide at any time over the Internet and are available in six languages.
•	Third generation platform with enterprise-class scalability and availability: Our solutions have been in use for over 13 years, during which time we have continued to innovate and make enhancements to performance and usability that are reflected in our third generation platform. Our platform is designed to handle disparate file types, a high volume of use, numerous documents and very large files. Our information is stored in fully redundant servers housed in highly secure and geographically dispersed facilities with real-time replication across data centers to ensure data integrity and reliability.
•	Industry-specific expertise: In addition to providing cross-industry and cross-departmental solutions, we help customers address industry-specific business processes that have unique workflow and regulatory requirements. We have a strong and knowledgeable enterprise sales and services force with specialized expertise in the industry-specific needs of our customers. Our multi-tenant architecture provides easily customizable, industry-specific templates without the need for customized on-premise software. For example, we offer a solution for drug and device development, a process that requires an understanding of how life sciences companies collaborate with contract research organizations and investigator sites and communicate with investigator review boards.
•	Communities of interest: The broad adoption of our solutions over time has created communities of organizations and individuals that use our solutions repeatedly. As the adoption and familiarity of our solutions within these communities grows, organizations and individuals develop a preference for our solutions to address new needs and use cases. This creates a powerful network effect that drives further adoption of our solutions as these user communities refer new users and business partners to our solutions. Many organizations have required their business partners to standardize on our platform because of the efficiencies derived from our solutions.
•	Full service and global support to all users: Because we create an environment for the exchange of critical information among many constituents, users of our solutions are often from different organizations. Our customer service team provides live support for all end-users, regardless of whether they are direct customers or invited by our customers to be members of an IntraLinks Exchange. We offer full service support through our live global support help desk, which is available 24 hours per day, 7 days per week and 365 days per year in over 140 languages.

Our Growth Strategy

Our goal is to be the leading global provider of cloud-based solutions for critical information management, exchange and collaboration. The following are key elements of our strategy:

•	Increase our market share in the principal markets that we target: We intend to continue to focus our sales efforts in markets where we have had historical success. We are a leader in providing collaboration solutions for debt capital market transactions and merger and acquisition transactions. Today, the Enterprise principal market is our largest and fastest growing market. We believe that we have a significant opportunity to increase our market share in these core markets based on the strength of our solutions.
•	Further penetrate our existing customer base and cross-sell our solutions: Our strategy is to leverage initial deployments with customers that may address a specific business process to expand within an enterprise through our offering of cross-departmental solutions. Many of our customers currently use our solutions only for industry-specific business processes, such as clinical trials, or for functional business processes, such as mergers and acquisitions due diligence. We believe we have a significant opportunity to sell our broader cross-departmental solutions, including vendor sourcing and procurement, real estate management, litigation management, audit management, licensing and joint partnership and alliance management, to our existing customer base. In addition, we plan to continue to identify new business processes that can be transformed via our cloud-based solutions.
•	Expand into new industries: Our solutions can address the needs of organizations of any size, across multiple industries and various business processes. We have adopted a measured approach of expanding into new industries and addressing new business processes, and we expect to continue such expansion in the future either organically or through acquisitions. Our approach is to evaluate high value, complex and information-intensive business processes that involve multiple parties who need to collaborate and exchange large amounts of information, both inside and outside the firewall. In addition to the many industries and existing business processes that would benefit from our solution, we believe the evolving regulatory environment in several industries, particularly financial services and healthcare, will create new opportunities for our solutions to deliver value to our customers.
•	Broaden our sales channels to expand into new geographies: We can offer significant value to organizations of any size and in any location that need to exchange critical information in a secure and auditable environment. Working with our global direct sales force, partners and referral network, we plan to expand our offerings to new geographies that are currently underpenetrated and represent a significant opportunity.
•	Continue to innovate and enhance the value of our technology platform: We have recently launched our IntraLinks Courier product, an industry-agnostic desktop tool for securely distributing large files utilizing our technology platform. We plan to expand our platform by providing synchronous collaboration capabilities, such as real-time messaging, real-time joint document authoring, video conferencing and web conferencing. We believe that our position as a “trusted hub” creates an opportunity to further enhance the value of our platform by providing it as a Platform-as-a-Service to third-party developers and customers to create and deliver services using our multi-tenant platform.
•	Further leverage our global user community: We have a global user community of over 1,000,000 professionals that have used our solutions over the past 14 years. We are able to leverage this user community in unique ways, such as to facilitate searches based on users’ expertise or capabilities across our entire user directory. This would enable users to network with each other and locate customers, suppliers, advisors and employees across the globe that can help them address specific business needs.

We support our growth strategies through various product development, sales and marketing and infrastructure investments, both technological and physical. These costs are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this Form 10-K.

The IntraLinks Platform

We have built a highly secure and scalable, cloud-based, multi-tenant platform upon which we develop solutions that allow our customers to collaborate and manage and exchange critical information across organizational and geographic boundaries. The IntraLinks Platform integrates content management, collaboration and social software to support business collaboration and information exchange. Our platform scales from the needs of small groups and individuals within one organization to large teams of people across multiple enterprises, financial institutions and governmental agencies.

IntraLinks Exchanges

IntraLinks Exchanges are our primary offering for collaboration within and among organizations. They integrate content management, collaboration and social software capabilities into a cohesive work environment made available to users as a cloud-based service. IntraLinks Exchanges are built on the IntraLinks Platform and can be configured for specific applications such as loan syndications, mergers and acquisitions, clinical trials, investor reporting and capital management. Implementations of IntraLinks Exchanges can easily scale from as few as two users and hundreds of documents to more than 8,000 users and 100,000 documents.

Users access and work in IntraLinks Exchanges primarily through a simple, intuitive and easy to use browser interface. Content within an IntraLinks Exchange can be accessed through our customers’ existing operating systems with an Internet connection. Users can also easily access the system with advanced mobile devices such as BlackBerry® products. In addition, we make available advanced, on-premise tools such as IntraLinks Designer for administrators and power users to simplify the uploading, organization and management of information. For example, IntraLinks Designer facilitates activities such as adding files and folders in bulk, dynamically indexing information and setting permissions for multiple groups and users.

Inherent in each IntraLinks Exchange is the ability to manage content. This includes not only standard document management capabilities such as the ability to monitor document use to maintain version control, but also more sophisticated permissioning capabilities such as Document Locking and Protection that can watermark content and control a user’s ability to view, print, forward and save content stored on the IntraLinks Exchange. Document Locking and Protection can be configured for users and groups on a bulk or per document basis.

To protect and secure the IntraLinks Exchange environment and its content, disaster recovery services, virus scanning and protection and automated backups are included as an ongoing component of our service offering. We also provide a comprehensive Archiving Service that includes a complete electronic copy of all documents, access history, historical permissions and electronic communications sent through an IntraLinks Exchange. Detailed and auditable records demonstrate disclosure, should legal or other compliance challenges arise, and satisfy additional company and regulatory record-keeping requirements.

IntraLinks Courier

IntraLinks Courier is an enterprise-class managed file transfer service that allows individuals and groups to exchange documents and folders within and outside the firewall in a secure and auditable manner. The IntraLinks Courier service, which is built on the IntraLinks Platform, is designed for situations where there is a need to securely exchange critical information among individuals and groups on an ad hoc basis, as compared to the sustained and continual collaboration that is typical of an IntraLinks Exchange.

IntraLinks Courier integrates the advanced capabilities of the IntraLinks Platform, including tracking and reporting, access history for compliance support, document-level restrictions for printing, forwarding and saving, and watermark security. Because the content is stored on the IntraLinks Platform, users can restrict file access to intended recipients and revoke access privileges even after packages are sent. The IntraLinks Courier Service is easily accessed through a simple web interface, a desktop application or an email plug in. IntraLinks Courier eliminates the file size limitations and inherent risk of email and file transfer protocol, or FTP, servers and the time and money associated with overnight mail and physical couriers.

IntraLinks Platform and Integration Services

The IntraLinks Platform provides an integration stack and technology environment for building business applications and integrating with existing enterprise software applications. Through our integration stack, integrators and third party developers have the ability to create and deploy new business applications customized to specific customer requirements. Additionally, they can connect and integrate IntraLinks Exchanges with existing content management systems and collaboration services, as well as manage workflow and information exchange between systems. Key elements of our integration stack include:

•	IntraLinks Application Programming Interfaces, or APIs: IntraLinks APIs include a broad set of functionality and a comprehensive API map to manage and control content, users, sessions and system administration. They are developed on the representational state transfer, or REST, architecture making them web services ready and are used extensively by our internal development teams to create all IntraLinks applications.
•	IntraLinks Adapters: IntraLinks Adapters are .NET applications that enable communications between IntraLinks and external systems. IntraLinks Adapters include pre-packaged functionality such as contact management, file management and basic system configuration.
•	IntraLinks Connectors: IntraLinks Connectors are software hooks designed to connect and integrate IntraLinks with the APIs of specific external systems, like Microsoft SharePoint. Our connectors are “out-of-the-box” offerings for external integration and include packaged services for file transfer, permissioning, reporting and workflow.

IntraLinks Customer Service

Our customer facing teams provide a range of implementation and end user support services to ensure that our customers remain productive through the duration of their use of our services.

Implementation Services

•	Requirements consultation and solution development: We engage with customers to understand their unique business processes and analyze and identify their service requirements to assist with the optimal configuration of the IntraLinks Exchange environment.
•	Project management: We develop an action and training plan to accelerate IntraLinks’ integration and rollout within the customer’s organization.
•	Training: We provide administrator and end-user training, including end-user certifications to meet specific industry requirements in areas such as life sciences.
•	Document scanning and upload: We provide services as required to organize and scan customer documents and to automate the data upload process.

Support Services

•	We provide live customer support 24 hours per day, 7 days per week and 365 days per year for all registered users of IntraLinks Exchange and IntraLinks Courier, whether direct customers or invited users. End users can contact us via phone to receive immediate live support in over 140 languages. On-line support is also available via email and live chat functionality.

Our Technology

We have built a highly secure and scalable, cloud-based, multi-tenant platform upon which we develop solutions that allow our customers to collaborate and manage and exchange critical information across organizational and geographic boundaries. Our third-generation IntraLinks Platform is optimized to service all of our customers from a single central software instance. Unlike enterprise software vendors, we do not need to custom build software to deploy our technology into different environments or to address industry-specific needs. Consequently, we do not need to manage and support multiple versions of our software, and we do not need to expend effort to customize support for different hardware, operating systems or databases. Our platform combines our proprietary code with integrated components from third-party vendors.

The IntraLinks Platform can be accessed universally from a simple web browser, yet has a rich customer interface powered by Adobe Flex that supports familiar desktop tools. These include drag-and-drop capabilities, right-click menus and dynamic easy-to-use reporting features, making it easy to get started quickly and effortlessly. We also utilize Microsoft .NET technologies for desktop integration and MOSS integration toolkits and make extensive use of Web 2.0 technologies, such as AJAX and Flash, for improved usability and performance and to deliver a rich and highly interactive experience. Our technology platform includes an integrated full text search capability that performs real time data categorization and tagging of content, along with dynamic facet generation to help users quickly navigate search results. In addition, we utilize Akamai’s Web Application Accelerator and IP Application Accelerator services to enable consistently high performance for users around the world. We also employ virtualization and load balancing technologies to enable seamless scalability of our infrastructure across all computing tiers.

We have built a highly sophisticated authentication, authorization and encryption service designed to ensure that the content stored in our system is accessible only by authorized users. We employ a wide range of technical security features, including two factor authentication using RSA® Adaptive Authentication and data encryption with encoded session identifications and passwords. Every file we transmit from an exchange is encrypted to the end user via a Secure Socket Layer, or SSL, transaction. We also use encryption technology in our storage systems and backup tapes. Our platform also incorporates sophisticated information rights management and permissioning controls that enable our customers to control the role and access of participants to information within an exchange. Our platform provides audit trails for compliance and access history tracking throughout the entire lifecycle of the content of each exchange.

To demonstrate that we have established effective operational control objectives and activities, we undergo annual SAS 70 Level II audits conducted by an outside auditor. SAS 70 is an internationally recognized auditing standard developed by the American Institute of Certified Public Accountants that represents that we have been through an in-depth audit of our control activities, which includes controls over information technology and related processes. SAS 70 enables us to disclose control activities and processes to our customers and our customers’ auditors in a uniform reporting format.

The IntraLinks Platform is hosted in two secure data centers provided by SunGard Availability Services LP that are run in primary and secondary mode with redundancy and failover capability. Physical security at these facilities includes a continually staffed security station along with biometric and man trap access controls. Systems are protected by firewalls and encryption technology. Each data center features redundant power, on-site backup generators, and environmental controls and monitoring. As part of our disaster recovery arrangements, all customer data is replicated to both sites in near real-time. Our hosting providers conduct regular security audits of our infrastructure and we also employ outside vendors for managed network security and monitoring 24 hours per day, 7 days per week and 365 days per year. The performance of our application suite is continually monitored using a variety of automated tools, and customer data is regularly backed up and stored on-site and off-site in secure locations to minimize the risk of data loss at any facility.

Our Customers

In the year ended December 31, 2010, we had approximately 4,700 customers across 34 industries. Since inception, over 1,000,000 end users, including professionals at more than 800 of the Fortune 1,000 companies, have used our solutions. In 2010, approximately 35% of our revenue was generated from sales across 60 countries outside the United States. We believe our customers have a high level of satisfaction, as evidenced by the 104% renewal rate, on a per-customer absolute dollar commitment basis, for our subscription contracts during the year ended December 31, 2010. No customer represented more than 10% of our revenue in 2008, 2009 or 2010.

A representative list of customers with contracts for our solutions in 2010 include:

Financial Services	Consumer	Energy
Bank of America, N.A.	Anheuser-Busch InBev	ExxonMobil Corporation NRG Energy Inc.
General Electric Capital Corporation	Stanley Black & Decker, Inc.
JP Morgan Chase Bank, N.A.

Insurance	Industrial	Legal
Connecticut General Life Insurance Company	Alcoa, Inc. The Dow Chemical Company	LinkLaters LLP Skadden, Arps, Slate, Meagher & Flom, LLP
Metropolitan Life Insurance Company

Pharmaceutical	Real Estate	Transportation
Bayer AG	Fairmont Hotels & Resorts, Inc. Riviera Holdings Corporation Tishman Speyer	General Motors LLC Ford Motor Company United Airlines Corporation
SmithKline Beecham Corporation
F. Hoffman-La Roche AG

Private Equity	Government	Technology
Apollo Management, LP	Federal Deposit Insurance Corporation	International Business Machines Corporation Unisys Corporation
AXA Investment Managers Private Equity Europe

Some representative customer experiences include:

Corporate Development: Global Manufacturing Company

A leading global supplier of industrial tools and hardware reviews hundreds of potential acquisitions each year. The company’s corporate development organization needed a more efficient way to manage its acquisition pipeline to explore more opportunities while reducing transaction costs. The company selected the IntraLinks Platform to create an online environment for the deal teams responsible for managing corporate development activities and due diligence processes. Using our solutions, the company’s critical documents, including board presentations, financial documents and meeting minutes, were organized and made easily accessible to the executives and deal teams working in different geographies and organizations.

Investor Reporting: Real Estate Investment Fund Manager

A real estate fund manager headquartered in Chicago needed to improve its manual capital call and investor reporting process, which was time consuming and expensive, while simultaneously protecting the confidentiality of fund performance data. The company chose our solutions to automate the investor reporting process and reduce the time to distribute monthly and quarterly investor reports. Our solutions eliminated the need to create and deliver binders of physical documents, while enhancing the confidentiality of financial reports by allowing the company to control document downloads and printing and monitor user access activity.

Project Management: Large Scale Construction Firm

A multi-billion dollar construction and engineering firm in Asia-Pacific needed a fast, easy-to-use and secure solution to manage a competitive tender process for a public infrastructure project. As the prime contractor for the project, our client collected information from prospective sub-contractors and other parties, and worked with the project financing lenders to evaluate the tender responses. Instead of using an internal document management system, the firm turned to IntraLinks because the project involved sharing of large quantities of high value, sensitive data necessary for compliance with relevant codes, licenses and regulations. Our cloud-based solutions accelerated the tender response process, reduced costs and minimized regulatory compliance risk.

Debt Capital Markets: Global Investment Bank

A leading global investment bank sought to expand its loan syndication business around the world and needed a platform to improve efficiencies and reduce the complexities of the people- and document-intensive business process. Getting to market quickly and with global scale was critical to its business strategy. The bank chose our solutions to accelerate its syndication reach, initially adopting our solutions for loan origination and then expanding to loan servicing. The bank then began offering an outsourced service for other banks, deciding to provide customers with a private-labeled version of our IntraLinks Platform. As the market transformed and demand for liquidity increased, the bank expanded its adoption of our solutions to support the secondary trading due diligence process. Our solutions and their ease of deployment transformed the loan syndication process by providing global reach and saving time and money for the bank’s loan participants by allowing them to simultaneously work on loan-related documents in real time.

Clinical Trial Management: Global Clinical Research Organization

A leading biotechnology and pharmaceutical clinical research organization wanted to create a more efficient Study Start Up (“SSU”) process for clinical trials. The administration, distribution and collection of trial information and regulatory documents delayed the initiation of each clinical trial by weeks. The company wanted an easy-to-deploy, cloud-based solution that would expedite the SSU process and streamline communications with participating physicians during trial conduct, while adhering to strict security and compliance requirements. The company chose the IntraLinks Platform to securely exchange documents with participating physicians throughout the trial process, including the distribution, collection and tracking of critical SSU information. We reduced the company’s time to initiate clinical trials significantly, thereby reducing its costs and positively impacting its overall clinical trial timelines for its clients.

Enterprise Solution: Global Bank

A leading global bank with assets over $2 trillion has been a customer of ours for 13 years and has deployed our solutions across numerous departments. The bank began using our solutions for its debt capital markets transactions to accelerate loan syndication and loan servicing. The bank then expanded its use of our solutions to standardize on our IntraLinks Platform for merger and acquisition advisory services. Most recently, the bank adopted IntraLinks Courier for its global investment bank to exchange confidential information internally and externally and to reduce the risks and costs of traditional courier services. Other departments within the bank using our services include Restructuring, Securitization, Real Estate Portfolio management, Asset Finance, Lease Finance, Commercial Lending and Servicing and Fund Reporting. By standardizing on the IntraLinks Platform, the bank has been able to save time and money and increase security and auditability thereby reducing risk and improving compliance across departments.

Sales and Marketing

We have developed a strong sales and marketing capability aimed at accelerating the adoption of our solutions by expanding the penetration of existing industries, capitalizing on new opportunities in underpenetrated or emerging industries and by continually increasing our geographic coverage.

Sales

We sell our solutions through an enterprise sales force, a referral network and a select group of channel partners.

•	Enterprise Sales Organization: As of December 31, 2010, our direct sales, product marketing and sales support staff consisted of 183 full-time employees. Our sales representatives have extensive experience selling enterprise software and technology solutions into a wide variety of industries including financial services, insurance, energy and utilities, and life sciences.
•	Referral Network: A material portion of our mergers and acquisitions business is derived from investment banks and law firms who have used our solutions in the past and recommend us to their clients. In most cases, our direct customer is the enterprise selling itself or its assets. Sometimes, however, investment banks and law firms arrange directly for our services either for internal use or on a transaction basis, in which case these entities become our direct customers.

•	Channel Partners: In addition to our direct sales force, we have established relationships with channel partners that promote, sell and support our services in specific geographies. Our channel partners include, among others, systems integrators, resellers, financial printers, services partners and consultants that resell our services directly or through referral business. Our key channel partners are located in a variety of countries including India, Japan, Brazil, Argentina, Uruguay and Chile.

Marketing

Our marketing strategy is centered on generating qualified leads, building our brand and raising awareness of our solutions and platform capabilities. We have a variety of marketing programs designed to accomplish these goals, including a variety of advertising campaigns and public relations activities, which are targeted at key executives and decision makers within our markets.

We also leverage the community network effect inherent in our user experience. As more customers and individuals use our solutions for critical business processes, they become increasingly aware of the functionality of our solutions and our presence within their “community” and more familiar with our brand. A part of our marketing effort is focused on converting this mindshare among end users into new streams of revenue. Our principal marketing initiatives include:

•	using our website and blog to provide information on our company and solutions;
•	launching events to publicize our service to existing and prospective customers;
•	participating in and sponsoring user conferences, trade shows and industry events;
•	utilizing webcasts and podcasts to disseminate information on our solutions and market trends;
•	issuing press releases on a regular basis summarizing webcast and podcast content; highlighting service launches and enhancements; announcing platform agreements, partnerships and executive moves and appointments;
•	pursuing cooperative marketing efforts with channel partners;
•	advertising in newspapers, trade magazines, management journals and other business related periodicals; and
•	placing customer success stories and other relevant content in appropriate print and online media.

Customer Support and Service

Our online solutions are critical to time-sensitive transactions and communications. We therefore strive to provide excellent customer service to enable our customers to complete their business processes and objectives in a timely and cost-effective manner. Our customer service team provides live support 24 hours per day, 7 days per week and 365 days per year for all users, regardless of whether they are direct customers or invited users to an IntraLinks Exchange. Customer service and support is a cornerstone of our value proposition. This support model is essential for the exchange of critical information among organizations and individuals, and a significant differentiator from alternative applications that restrict information to within the firewall. Because many of the organizations and business processes supported by our online IntraLinks Exchanges are global and involve international communication and collaboration, we support customer inquiries in over 140 languages.

Research and Development

Under our SaaS model, we maintain and support only one version of our software. Our use of a common, multi-tenant application architecture, enables us to provide all of our customers with a solution based on a single instance of our application. In addition, we are able to simultaneously upgrade all of our customers with each new software release. This enables us to focus our research and development expenditures on developing new features and functionality, rather than implementation. Our development process follows a highly-iterative, agile model with multiple quality control cycles to ensure high quality, while providing multiple ongoing updates to our platform every year.

As of December 31, 2010, our research and development group consisted of 102 employees based in New York, Boston and various offshore locations. Our total product development cost, which includes product development expenses and capitalized software, was approximately, $27.2 million in 2008, $24.5 million in 2009, and $34.1 million in 2010.

Competition

The market for our solutions is highly competitive, fragmented and dynamic. We compete with a multitude of service providers, including both virtual data room providers, such as Merrill Corporation and RR Donnelley & Sons Company, and enterprise software providers, such as EMC Corporation and International Business Machines Corp. (IBM). We expect to encounter increased competition, both domestically and internationally, from established software companies as well as new competitors such as Microsoft Corporation and Google, Inc.

We believe that the principal competitive factors in our market are as follows:

•	ability to collaborate inside and outside firewalls;
•	security, control, auditability and compliance;
•	software functionality and ease of use;
•	product scalability and performance;
•	reliability to ensure uninterrupted performance;
•	industry-specific expertise;
•	total cost of ownership and implementation;
•	global Internet-based access; and
•	global customer support.

We believe we compete effectively based on our capabilities across all of these factors. In particular, our solutions are specifically designed for inside and outside firewall collaboration. We provide a technology platform that offers enterprise class scalability and reliability, while enabling secure, auditable and compliant information exchange, via a SaaS delivery model that lowers total cost of ownership. Our success in selling our solutions to over 4,700 customers across 34 industries provides us with a significant number of reference accounts, enhancing our ability to market and sell to new customers. However, some of our competitors have longer operating histories and significantly greater financial resources. They may be able to devote greater resources to the development and improvement of their services than we can and, as a result, may be able to respond more quickly to our technological changes and customers’ changing needs. We cannot be certain that our competitors will not offer or develop services that are considered superior to ours or that services other than ours will attain greater market acceptance.

Intellectual Property

We rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand.

We have registered our “IntraLinks” trademark with the U.S. Patent and Trademark Office and in several jurisdictions outside the United States. We have registered other trademarks in the U.S.

We hold seven issued United States patents (patent numbers 6,898,636; 7,143,175; 6,678,698; 7,233,992; 7,168,094; 7,587,504; and 7,814,537). These patents, which are scheduled to expire on various dates between February 4, 2020 and August 4, 2023, cover, among other things, certain processes and systems for using a computer to upload documents to a server, permission any number of recipients to view or download documents and send an automated alert and link to those recipients. Our patents contemplate broad applications of these processes, including in the context of combination of such processes with single-sign-on technology, use of the process with handheld devices, combination of the process with data encryption and customized user interfaces for private labeling, use of the processes for managing time-sensitive projects and tasks, and automatic updating of exchange contents at regular time intervals. We have an additional patent pending with the U.S. Patent and Trademark Office that relates to certain aspects of the technology we developed to allow customers to filter access to documents based on a user’s self-declared attributes. In one application of this technology, investors in syndicated loans use it to facilitate compliance by shielding certain of their personnel from access to material non-public information about corporate borrowers. We will continue to assess appropriate occasions for seeking patent and other intellectual property protections for those aspects of our technology and service that we believe constitute innovations providing significant competitive advantages.

We may pursue opportunities to license our patent rights, and we may choose to enter into cross-license agreements with third parties asserting patent rights of their own. We will assess our rights pursuant to our issued patents to restrict competitors and other third parties from using technology that performs functions similar to ours. Our patents may or may not be relevant to the technologies used by our competitors. We do not know if our patent applications or any future patent applications will result in a patent being issued with the scope of the claims we seek, if at all, or whether any patents we have or may receive will be challenged or invalidated. It is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information we regard as proprietary. We generally enter into confidentiality agreements with our employees, consultants, vendors and customers, and limit access to and distribution of our proprietary information. However, we cannot be certain that the precautions we have taken will prevent misappropriation of our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to the extent of the laws of the United States, and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the United States.

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in the software industry have extensive patent portfolios. From time-to-time, third parties, including certain of these leading companies, may assert patent, copyright, trademark or other intellectual property claims against us, our channel partners or our customers. Successful claims of infringement by a third party could prevent us from distributing certain products or performing certain services or require us to pay royalties and other fees, and substantial damages if we are found to have willfully infringed patents or copyrights. Even if third parties may offer a license to their technology, the terms of any offered license may not be acceptable and the failure to obtain a license or the costs associated with any license could cause our business, operating results or financial condition to be materially and adversely affected.

Employees

As of December 31, 2010, we employed 454 full-time employees, including 102 in research and development, 183 in sales and marketing, 78 in general and administrative and 91 in operations and support. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

Facilities

Our principal executive office occupies approximately 43,304 square feet in New York, New York under a sublease that expires in July 2011. We have in place a lease for the corporate headquarters that commences upon expiration of the sublease. The lease expires in July 2021. In addition, our research and development facilities in Charlestown, Massachusetts occupy 36,557 square feet under a lease that expires on December 31, 2015. We believe that our facilities are adequate for our current needs though we may require additional office space as our business grows.

Available Information

We maintain an internet website under the name www.intralinks.com. We make available, free of charge, on our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, other information and amendments to those reports, as soon as reasonably practicable after providing such reports to the SEC. Information contained on, or connected to, our website is not incorporated by reference into this Form 10-K and should not be considered part of this report or any other filing that we make with the SEC.

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other documents with the SEC under the Securities Exchange Act, as amended. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an internet website that contains reports, proxy and information statements and other information regarding issuers, including IntraLinks Holdings, Inc., that file electronically with the SEC. The public can obtain any document we file with the SEC at www.sec.gov.

ITEM 1A. RISK FACTORS

The following risks and uncertainties, together with all other information in this Annual Report, including our consolidated financial statements and related notes, should be considered carefully. Any of the risk factors we describe below could adversely affect our business, financial condition or results of operations, and could cause the market price of our common stock to fluctuate or decline.

Risks Related to Our Business and Our Industry

Our future profitability is uncertain.

We have historically incurred significant net operating losses. As a result of these operating losses, we accumulated a deficit of $78.8 million from June 15, 2007, the date on which, through a series of transactions, all of the outstanding equity of IntraLinks, Inc. was acquired by a newly formed entity, TA Indigo Holding Corporation, which was owned by TA Associates, Inc., Rho Capital Partners, Inc., a principal stockholder in IntraLinks, Inc. since 2001, and other stockholders, including former and current officers and employees of IntraLinks, Inc. (the “Merger”), through December 31, 2010. Our future profitability depends on, among other things, our ability to generate revenue in excess of our costs. At the same time, we have significant and continuing fixed costs relating to the maintenance of our assets and business, including our substantial debt service requirements, which we may not be able to reduce adequately to sustain our profitability if our revenue decreases. Our stock began trading on the New York Stock Exchange on August 6, 2010. As a public company, we will incur additional significant legal, accounting and other expenses that we did not incur as a private company. These increased expenditures will make it more difficult for us to achieve and maintain future profitability. Our profitability also may be impacted by non-cash charges such as stock-based compensation charges and impairment of goodwill, which will negatively affect our reported financial results. Even if we achieve our profitability on an annual basis, we may not be able to achieve profitability on a quarterly basis. You should not consider recent revenue growth as indicative of our future performance. In fact, in future quarters we may not have any revenue growth and our revenue could decline. We may continue to incur significant losses in the future for a number of reasons, including the other risks described in this Form 10-K, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Our failure to achieve and maintain our profitability could negatively impact the market price of our common stock.

We may be unable to sustain positive cash flow.

Our ability to continue to generate positive cash flow depends on our ability to generate collections from sales in excess of our cash expenditures. Our collections from sales can be negatively affected by many factors, including but not limited to:

•	our inability to convince new customers to use our services or existing customers to renew their contracts or use additional services;
•	the lengthening of our sales cycle;
•	changes in our customer mix;
•	a decision by any of our existing customers to cease or reduce using our services;
•	failure of customers to pay our invoices on a timely basis or at all;
•	a failure in the performance of our solutions or our internal controls that adversely affects our reputation or results in loss of business;
•	the loss of market share to existing or new competitors;
•	regional or global economic conditions affecting the perceived need or value of our services; and
•	our inability to develop new products or expand our offering on a timely basis and thus potentially not meeting evolving market needs.

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

We had approximately $127.2 million of debt outstanding as of December 31, 2010, which is secured by liens on substantially all of our assets. The level and nature of our indebtedness could, among other things:

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

In addition, we may incur significantly more debt in the future, which will increase each of the risks described above related to our indebtedness. As of December 31, 2010, we had $12.6 million available to us for additional borrowing under a $15.0 million revolving credit facility. If we increase our indebtedness by borrowing under our credit facilities or incur other new indebtedness, each of the risks described above would increase.

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

In addition, we rely upon our customers and users of our solutions to perform important activities relating to the security of the data maintained on our IntraLinks Platform, such as assignment of user access rights and administration of document access controls. Because we do not control the access provided by our customers to third-parties with respect to the data on our systems, we cannot ensure the complete integrity or security of such data in our systems. Errors or wrongdoing by users resulting in security breaches may be attributed to us. Because many of our engagements involve business-critical projects for financial institutions and their customers and for other types of customers where confidentiality is of paramount importance, a failure or inability to meet customers’ expectations with respect to security and confidentiality could seriously damage our reputation and affect our ability to retain customers and attract new business.

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

A significant portion of our revenue depends on the purchase of our services by parties involved in financial and strategic business transactions such as mergers and acquisitions, loan syndications and other debt capital markets transactions. During the fiscal years ended December 31, 2008, 2009 and 2010, revenues generated from the M&A and DCM principal markets, constituted approximately 75%, 61% and 55%, respectively, of our total revenues. We expect to continue to derive a significant portion of our revenue from these sources for the foreseeable future. If the volume of such transactions does not increase, demand for our services may not grow and could decline. The credit crisis, deterioration of global economies, rising unemployment and reduced equity valuations all create risks that could harm our business. If macroeconomic conditions worsen, we are not able to predict the impact of such worsening conditions on our results of operations. Our customers in the financial services industry are facing difficult conditions and their budgets for our services have been negatively affected. The level of activity in the financial services industry, including the financial transactions our services are used to support, is sensitive to many factors beyond our control, including interest rates, regulatory policies, general economic conditions, our customers’ competitive environments, business trends, terrorism and political change. Unfavorable conditions or changes in any of these factors could adversely affect our business, operating results and financial condition.

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

We rely primarily on our direct sales force to sell our services. As of December 31, 2010, we had a team of 183 dedicated sales and product marketing professionals. Our services and solutions require a sophisticated sales effort targeted at the senior management of our prospective customers. We must expand our sales force to generate increased revenue from new customers. Failure to hire or retain qualified sales personnel will preclude us from expanding our business and generating anticipated revenue. Competition for such personnel is intense, and there can be no assurance that we will be able to retain our existing sales personnel or attract, assimilate or retain enough highly qualified sales personnel. Many of the companies with which we compete for experienced personnel have greater resources than we have. If any of our sales representatives were to leave us and join one of our competitors, we may be unable to prevent such sales representatives from helping competitors to solicit business from our existing customers, which could adversely affect our revenue. In addition, in making employment decisions, particularly in the software industry, job candidates often consider the value of the stock options they are to receive in connection with their employment. Significant volatility in the price of our stock may, therefore, adversely affect our ability to attract or retain key employees. In the past, we have had high turn-over rates among our sales force. New hires require training and take time to achieve full productivity. If we experience high turnover in our sales force in the future, we cannot be certain that new hires will become as productive as necessary to maintain or increase our revenue.

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

Many of our contracts with customers are entered into in connection with discrete one-time financial and strategic business transactions and projects such as merger and acquisition transactions. During the fiscal years ended December 31, 2008, 2009 and 2010, revenues generated from transactional contracts constituted approximately 53%, 43% and 44%, respectively, of our total revenues. These transactional agreements typically have initial terms of six to twelve months depending on the purpose of the exchange. Accordingly, our business depends on our ability to replace these transactional agreements as they expire. Our inability to enter into new contracts with existing customers or find new customers to replace these contracts could have a material adverse effect on our business, results of operations and financial condition.

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

Interruptions or delays in our service due to problems with our third-party web hosting facilities or other third-party service providers could adversely affect our business.

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

Our loan agreement contains operating and financial covenants that may restrict our business and financing activities.

We had total indebtedness of $127.2 million outstanding as of December 31, 2010, pursuant to our First Lien Credit Agreement entered into on June 15, 2007, as amended (the “First Lien Credit Facility”). These borrowings are secured by substantially all of our assets, including our intellectual property. Our loan agreement restricts, among other things, our ability to:

•	incur additional indebtedness;
•	create liens;
•	make investments and acquisitions;
•	sell assets;
•	pay dividends or make distributions on and, in certain cases, repurchase our stock; or
•	consolidate or merge with other entities.

In addition, our loan agreement has a change in control provision that may accelerate the maturity date of our loan. Upon the occurrence of a change in control, all credit facility commitments shall terminate and all loans shall become due and payable. Furthermore, our loan agreement requires us to meet specified minimum financial measurements. The operating and financial restrictions and covenants in our loan agreement, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet those covenants. A breach of any of these covenants could result in a default under our loan agreement, which could cause all of the outstanding indebtedness under our loan agreement to become immediately due and payable and terminate all commitments to extend further credit.

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

One of our key growth strategies is to pursue international expansion. International revenue accounted for approximately 33% and 35% of our revenue in 2009 and 2010, respectively. The continued expansion of our international operations may require significant expenditure of financial and management resources and result in increased administrative and compliance costs. In addition, such expansion will increasingly subject us to the risks inherent in conducting business internationally, including:

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

Ensuring that we have effective internal control over financial reporting and disclosure controls and procedures in place is a costly and time-consuming effort that needs to be frequently evaluated. In preparation for our initial public offering, which closed on August 11, 2010, we commenced the process of documenting, reviewing and improving our internal controls over financial reporting for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which requires an annual management assessment of the effectiveness of our internal controls over financial reporting and a report from our independent registered public accounting firm addressing the effectiveness of our internal controls over financial reporting. Both we and our independent registered public accounting firm will be attesting to the effectiveness of our internal controls over financial reporting in connection with the audit of our financial statements for the year ending December 31, 2011.

We have identified deficiencies in our internal controls over financial reporting, including in connection with the audit of our financial statements for the year ended December 31, 2009, during which we identified a material weakness in our internal control over financial reporting related to our application of certain provisions within the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) No. 815, Derivatives and Hedging (“ASC 815”) as it relates to an interest rate hedging instrument that we have held since 2007. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. From the date of inception of the interest rate hedging instrument through March 2009, we properly interpreted and applied the guidance of ASC 815. In March 2009 we made certain amendments to the swap agreement that under the guidance of ASC 815 should have resulted in the de-designation of the hedge as of that date. Based on our interpretation of the guidance, in periods subsequent to the amendment made in March 2009, we improperly concluded that the interest rate hedging instrument qualified for hedge accounting treatment. The resulting adjustment to reclassify the cumulative fair value adjustments out of “Other comprehensive (loss) income” on the Consolidated Balance Sheet to “Other expense” in the Consolidated Statement of Operations, both of which are contained elsewhere in this Form 10-K, was considered an audit adjustment and was recorded prior to the issuance of the consolidated financial statements for the year ended December 31, 2009. The adjustment recorded as a result of this material weakness is discussed within Note 8 to our consolidated financial statements contained elsewhere in this Form 10-K. We have concluded no remedial action is required with respect to this material weakness as we no longer apply hedge accounting treatment to the existing interest rate swap.

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

We rely on the expertise and experience of our senior management, especially our President and Chief Executive Officer, J. Andrew Damico, as well as the other executive officers and key employees referenced in Item 10 of this Form 10-K. Although we have employment agreements with certain of our executive officers, none of them or any of our other management personnel is obligated to continue his or her employment with us. We have no key-man insurance on any members of our management team. The loss of services of any key management personnel could make it more difficult to successfully pursue our business goals. Furthermore, recruiting and retaining qualified management personnel are critical to our growth plans. We may be unable to attract and retain such personnel on acceptable terms given the competition among technology companies for experienced management personnel.

Our ability to use our net operating loss carryforwards may be limited.

As of December 31, 2010, we had net operating loss carryforwards of $68.8 million to offset future taxable income, which expire in various years beginning in 2019 through 2030, if not utilized. A lack of future taxable income would adversely affect our ability to utilize these net operating loss carryforwards. In addition, under the provisions of the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that can be utilized annually in the future to offset taxable income. Section 382 of the Internal Revenue Code, imposes limitations on a company’s ability to use net operating loss carryforwards if a company experiences a more-than-50-percent ownership change over a three-year testing period. We believe that, as a result of our initial and follow-on public offerings, which closed in August 2010 and December 2010, respectively, or as a result of prior or future issuances of our capital stock, it is possible that such a change in our ownership could occur. If such a change in our ownership occurs, our ability to use our net operating loss carryforwards in any future periods may be limited on an annual basis. Additionally, due to an administrative omission from certain prior year tax filings with respect to our U.K. subsidiary losses, we are proactively seeking relief from the possible disallowance or restriction of our net operating loss carryforwards from the Internal Revenue Service. In the event relief is not obtained, our ability to use certain net operating loss carryforwards may be restricted. If we are limited in our ability to use our net operating loss carryforwards in future years in which we have taxable income, we will pay more taxes than if we were able to utilize our net operating loss carryforwards fully. This occurrence could adversely affect the market price of our common stock.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the Securities and Exchange Commission and the New York Stock Exchange. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. We expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage previously available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

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

As of December 31, 2010, our two largest stockholders beneficially owned, in the aggregate, shares representing approximately 50.2% of our outstanding capital stock. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would be able to influence our management and affairs and control all matters submitted to our stockholders for approval, including the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. As of December 31, 2010, we had 52,387,374 shares of common stock outstanding, assuming no exercise of outstanding options. A relatively small number of our shareholders own large blocks of shares. We cannot predict the effect, if any, that public sales of these shares will have on the market price of our common stock.

In addition, shares subject to outstanding options under our equity incentive plans and shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, holders of approximately 26,295,179 shares of our common stock have the right to require us to register these shares under the Securities Act of 1933, as amended, pursuant to a registration rights agreement. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

Provisions of Delaware law, our charter documents and our loan agreement could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders, and could make it more difficult for you to change management.

Provisions of Delaware law, our amended and restated certificate of incorporation and amended and restated by-laws and our loan agreement, may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions may also prevent or delay attempts by stockholders to replace or remove our current management or members of our board of directors. These provisions include:

•	a classified board of directors;
•	limitations on the removal of directors;
•	advance notice requirements for stockholder proposals and nominations;
•	the inability of stockholders to act by written consent or to call special meetings;
•	the ability of our board of directors to make, alter or repeal our amended and restated by-laws;
•	the authority of our board of directors to issue preferred stock with such terms as our board of directors may determine; and
•	provisions in our loan agreement that may accelerate payment of our debt in a change in control.

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

The trading market for our common stock relies in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts. The price of our common stock could decline if one or more equity analysts downgrade our common stock or if analysts issue other unfavorable commentary or cease publishing reports about us or our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office occupies approximately 43,304 square feet in New York, New York. In December 2009, we executed a new 10 year lease directly with the landlord for our corporate headquarters in New York, New York. Currently we occupy the space under a sublease arrangement that expires immediately prior to the time the new lease takes effect. The new lease begins in August 2011 for 10 years and provides for approximately 12 months of initial free rent and an allowance from the landlord to be used for office improvements and certain other payments of approximately $1.9 million. In addition, our research and development facilities in Charlestown, Massachusetts occupy 36,557 square feet under a lease that expires on December 31, 2015. We believe that our facilities are adequate for our current needs though we may require additional office space outside New York as our business grows.

As of December 31, 2010 our operating leases for office space included New York, NY, Boston, MA, London, UK, Chicago, IL, Sao Paolo, Brazil, Paris, France and Hong Kong which expire in July 2021, December 2015, June 2013, April 2013, January 2012, May 2011, and March 2011 respectively. We believe that our facilities are adequate for our current needs though we may require additional office space outside New York as our business grows.

ITEM 3: LEGAL PROCEEDINGS

We are parties to various legal matters and claims arising in the ordinary course of business. We do not currently expect that the final resolution of these ordinary course matters will have a material adverse impact on our financial position, results of operations or cash flows.

ITEM 4: (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED TO STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock commenced trading under the symbol “IL” on the New York Stock Exchange on August 6, 2010. Prior to that date, there was no public trading market for our common stock. Our common stock in our initial public offering priced at $13.00 per share on August 5, 2010. We sold an additional 2,000,000 shares of common stock in a follow-on public offering which closed on December 10, 2010. Our common stock in this public offering priced at $20.00 per share. The following table sets forth, for the periods indicated, the high and low sales price per share of our common stock as reported on the New York Stock Exchange for our fiscal year ended December 31, 2010 since our initial public offering.

	High	Low
2010:
Third quarter	$17.03	$11.44
Fourth quarter	$22.94	$14.53

On March 17, 2011, the last reported sales price of our common stock on the New York Stock Exchange was $27.24 and as of March 17, 2011, there were approximately 27 holders of record of our common stock.

Dividend Policy

We have never declared or paid dividends on our capital stock. We do not anticipate paying any dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. Any future determination to declare dividends will be subject to the discretion of our board of directors and will depend on various factors, including applicable laws, our results of operations, financial condition, future prospects and any other factors deemed relevant by our board of directors. In addition, the terms of our outstanding indebtedness restrict our ability to pay dividends, and any future indebtedness that we may incur could preclude us from paying dividends.

Equity Compensation Plan Information

For information regarding securities authorized for issuance under equity compensation plans, see Part III “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Unregistered Sales of Equity Securities

From January 1, 2010 through September 1, 2010, we granted stock options to purchase an aggregate of 100,000 shares of our common stock, with exercise prices ranging from $6.76 to $13.00 per share, to employees directors and consultants pursuant to our stock option plans. From January 1, 2010 through September 1, 2010, we issued an aggregate of 1,547,500 shares of our common stock to employees, in connection with awards of restricted stock units pursuant to our equity plans for no cash consideration. From January 1, 2010 through September 1, 2010, we issued and sold an aggregate of 130,821 shares of our common stock upon exercise of stock options granted pursuant to our stock plans, at an exercise price of $1.59 per share, for an aggregate consideration of $208,005. The issuance of common stock upon exercise of the options and the issuance of common stock in connection with awards of restricted stock were exempt either pursuant to Rule 701, as a transaction pursuant to a compensatory benefit plan, or pursuant to Section 4(2), as a transaction by an issuer not involving a public offering. The common stock issued upon exercise of options are deemed restricted securities for the purposes of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

You should read the selected consolidated financial data presented below in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K and consolidated financial statements and the related notes included elsewhere in this Form 10-K. The selected consolidated financial data presented below under the heading “Consolidated Statement of Operations Data” for the years ended December 31, 2010, 2009 and 2008 and the selected consolidated financial data presented below under the heading “Consolidated Balance Sheet Data” as of December 31, 2010 and 2009, have been derived from our audited consolidated financial statements included elsewhere in this Form 10-K.

The unaudited pro forma consolidated statement of operations for the year ended December 31, 2007 is presented giving effect to the Merger as if it had occurred on January 1, 2007. The unaudited pro forma consolidated statement of operations for the year ended December 31, 2007 is based on our historical audited consolidated statements of operations, not included in this Form 10-K, adjusted to give pro forma effect to the Merger. Management believes this presentation provides a meaningful comparison of operating results enabling twelve months of 2007 to be compared with 2008 and 2009, adjusting for the impact of the Merger. The unaudited pro forma consolidated statement of operations is for informational purposes only and does not purport to represent what our actual results of operations would have been if the Merger had been completed as of January 1, 2007.

The selected consolidated financial data presented below under the headings “Consolidated Statement of Operations Data” for the year ended December 31, 2006 and under “Consolidated Balance Sheet Data” as of December 31, 2006, have been derived from consolidated financial statements not included in this Form 10-K. Our historical results are not necessarily indicative of the results of operations to be expected for future periods.

	Predecessor		Successor		Pro Forma	Successor
(In Thousands, Except Share and per Share Amounts)	Year Ended December 31, 2006	January 1, 2007 through June 14, 2007	June 15, 2007 through December 31, 2007	Pro Forma Adjustments	Year Ended December 31, 2007(1)	Year Ended December 31, 2008	Year Ended December 31, 2009	Year Ended December 31, 2010
Consolidated Statement of Operations Data:
Revenue	$86,368	$51,928	$70,786	$—	$122,714	$143,401	$140,699	$184,332
Cost of revenue(2)	22,530	12,801	30,718	10,516	54,035	56,161	48,721	47,496
Gross profit	63,838	39,127	40,068	(10,516)	68,679	87,240	91,978	136,836
Operating expenses:
Product development(2)	9,160	6,046	6,949		12,995	14,847	14,222	17,953
Sales and marketing(2)	30,434	18,418	35,532	12,201	66,151	61,556	59,058	79,251
General and administrative(2)	10,796	5,868	8,959	666	15,493	19,209	20,556	28,435
Costs related to the Merger	—	8,948	—		8,948	—	—	—
Restructuring costs	—	—	—		—	1,316	1,494	—
Total operating expenses	50,390	39,280	51,440	12,867	103,587	96,928	95,330	125,639
Income (loss) from operations	13,448	(153)	(11,372)	(23,383)	(34,908)	(9,688)	(3,352)	11,197
Interest expense, net	(549)	(562)	14,718	12,840	26,996	28,234	28,935	24,724
Amortization of debt issuance costs	—	—	910	770	1,680	1,803	1,872	3,084
Loss on extinguishment of debt	—	—	—	—	—	—	—	4,974
Other (income) expense	—	(9)	(255)	—	(264)	271	9,027	(2,722)
Net income (loss) before income tax	13,997	418	(26,745)	(36,993)	(63,320)	(39,996)	(43,186)	(18,863)
Income tax provision (benefit)	529	237	(9,737)	(15,352)	(24,852)	(15,398)	(18,415)	(6,427)
Net income (loss)	$13,468	$181	$(17,008)	$(21,641)	$(38,468)	$(24,598)	$(24,771)	$(12,436)
Net loss per common share – basic and diluted			$(22.33)		$(50.51)	$(25.54)	$(15.38)	$(0.58)
Weighted average shares outstanding used in basic and diluted net loss per common share calculation			761,554		761,554	963,019	1,611,090	21,310,284

(1)	Separate presentation of the Predecessor period and Successor period within an annual period is required under U.S. GAAP when a change in accounting basis occurs. Under the provisions of the FASB’s Business Combination standard, the historical carrying values of assets acquired and liabilities assumed are adjusted to fair value, resulting in a higher cost basis associated with the allocation of the purchase price, which affects post-acquisition period results and period-to-period comparisons. We believe presenting only the separate Predecessor period and Successor period within the year ended December 31, 2007 may impede understanding of our operating performance. Therefore, we have also presented the unaudited pro forma consolidated results of operations for the year ended December 31, 2007, assuming the Merger occurred on January 1, 2007. The unaudited pro forma consolidated results of operations includes pro forma adjustments to give effect to the Merger. See “Consolidated Statement of Operations for the Year Ended December 31, 2007 — Pro Forma Presentation” within this section for additional details regarding the nature of the pro forma adjustments.
(2)	Includes stock-based compensation expense as follows:

	Years Ended December 31,
	Predecessor	Pro Forma	Successor
	2006	2007	2008	2009	2010
Cost of revenue	$286	$307	$173	$63	$105
Product development	460	656	519	483	755
Sales and marketing	1,095	1,339	855	529	1,638
General and administrative	1,611	2,031	2,245	863	1,717
Total	$3,452	$4,333	$3,792	$1,938	$4,215

	As of December 31,
(In Thousands)	2006	2007	2008	2009	2010
Consolidated Balance Sheet Data:
Cash and cash equivalents	$10,462	$17,671	$24,671	$30,481	$50,467
Short-term investments	10,500	4,500	—	3,414	—
Working capital	10,216	(622)	9,821	15,591	49,563
Total assets	60,210	551,583	532,852	509,341	526,355
Deferred revenue(1)	18,522	23,777	24,938	26,795	38,043
Long-term debt, net of current portion	—	275,233	284,164	290,513	125,886
Series 1 convertible preferred stock	67,000	—	—	—	—
Series A preferred stock	—	173,751	175,991	176,478	—
Accumulated deficit	(151,949)	(17,008)	(41,606)	(66,377)	(78,813)
Total stockholders’ (deficit) equity	$(41,269)	$(20,002)	$(44,611)	$(62,032)	$287,444

(1)	Included in “Working capital” above

Consolidated Statement of Operations for the Year Ended December 31, 2007 — Pro Forma Presentation

Presentation of the results of operations for the year ended December 31, 2007 above reflects the pro forma consolidated results, giving effect to the Merger as if it had occurred on January 1, 2007. The unaudited pro forma consolidated statement of operations for the year ended December 31, 2007 is based on our historical audited consolidated financial statements included elsewhere in this Annual Report, adjusted to give pro forma effect to the Merger. Management believes this presentation provides a meaningful comparison of operating results enabling twelve months of 2007 to be compared with 2008 and 2009, adjusting for the impact of the Merger. The unaudited pro forma consolidated statement of operations is for informational purposes only and does not purport to represent what our actual results of operations would have been if the Merger had been completed as of January 1, 2007.

The following table presents the Consolidated Statement of Operations for the period of January 1, 2007 through June 14, 2007 (Predecessor Company) and June 15, 2007 through December 31, 2007 (Successor Company), as well as the unaudited pro forma consolidated statement of operations for the year ended December 31, 2007, which reflects the pro forma adjustments to give effect to the Merger assuming it occurred on January 1, 2007:

	Predecessor	Successor			Pro Forma
	January 1, 2007 through June 14, 2007	June 15, 2007 through December 31, 2007	Pro Forma Adjustments		Year Ended December 31, 2007
Revenue	$51,928	$70,786	$—		$122,714
Cost of Revenue	12,801	30,718	10,516	(1)(2)	54,035
Gross profit	39,127	40,068	(10,516)		68,679
Operating expenses:
Product development	6,046	6,949	—		12,995
Sales and marketing	18,418	35,532	12,201	(1)	66,151
General and administrative	5,868	8,959	666	(1)	15,493
Cost related to the Merger	8,948	—	—		8,948
Total operating expenses	39,280	51,440	12,867		103,587
Loss from operations	(153)	(11,372)	(23,383)		(34,908)
Interest (income) expense, net	(562)	14,718	12,840	(3)	26,996
Amortization of debt issuance costs	—	910	770	(4)	1,680
Other income	(9)	(255)	—		(264)
Net income (loss) before income tax	418	(26,745)	(36,993)		(63,320)
Income tax provision (benefit)	237	(9,737)	(15,352	)(5)	(24,852)
Net income (loss)	$181	$(17,008)	$(21,641)		$(38,468)

The unaudited pro forma consolidated statement of operations for the year ended December 31, 2007 reflects the following:

(1)	An adjustment to increase amortization expense related to intangible assets recorded as a result of the transaction by $24.9 million ($12.1 million to cost of revenue, $12.2 million to sales and marketing and $0.7 million to general and administrative), to reflect the additional five and one-half months of amortization expense that would have been recorded had the Merger occurred on January 1, 2007. The following table is a summary of the fair values assigned to each of the definite-lived intangible assets at the time of the Merger, and their respective estimated useful lives:

Intangible Asset Type	Acquired Value at Merger Date	Estimated Useful Life
Developed technology	$132,369	10 Years
Customer relationships	141,747	10 Years
Contractual backlog	9,219	1.5 Years
Tradename	14,618	12 Years
Non-compete agreement	728	3 Years
Total	$298,681

Developed technology and contractual backlog are amortized on an accelerated basis, over their estimated useful lives at rates consistent with the expected future cash flows to be generated by the assets. All other definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.

(2)	An adjustment to decrease amortization of capitalized software recorded in cost of revenue prior to the Merger, of $1.6 million. At the time of the Merger the existing capitalized software was valued as an intangible asset (subsequently referred to as the technology intangible asset). Assuming the Merger took place on January 1, the capitalized software in question would have ceased to exist at that date and no further amortization (other than that related to the technology intangible, see Note (a) above) would be recorded.
(3)	An adjustment to increase interest expense to reflect an additional five and one-half months of interest, assuming we would have incurred long-term debt of $275.0 million on January 1, 2007 to finance the Merger. Principal amounts for each loan, as incurred at the Merger date, and the respective interest rates at the inception of the loans were as follows:

(in thousands)	Principal at Merger Date	Interest Rate
First Lien Credit Facility	$135,000	Variable 8.07%
Second Lien Credit Facility
Tranche B	30,000	Fixed 11.0%
Tranche C	35,000	Variable 11.07%
PIK Loan	75,000	Fixed 12.0%
Total Principal at Merger Date	$275,000

The variable rates shown in the table above are based on the Eurodollar rate (as defined in the applicable credit agreement), at the inception of the loans, and include spreads of 2.75% and 5.75% for the First Lien Credit Facility and Tranche C of the Second Lien Credit Facility, respectively. For purposes of the pro forma adjustments, we assumed no change in the variable interest rates.

(4)	An adjustment to reflect an additional five and one-half months of amortization of debt issuance costs; and
(5)	For purposes of determining the estimated income tax expense for adjustments reflected in the unaudited pro forma consolidated statement of operations, a combined U.S. federal and state statutory rate of 41.5% was utilized.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes to consolidated financial statements included elsewhere in this Annual Report. Dollars in tabular format are presented in thousands, except share and per share data, or otherwise indicated.

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

At our founding in 1996, we introduced cloud-based collaboration for the debt capital markets industry and, shortly thereafter, extended our solutions to merger and acquisition transactions. We have since enhanced our IntraLinks Platform to address the needs of a wider enterprise market consisting of customers of all sizes across a variety of industries that use our solutions for the secure management and online exchange of information within and among organizations. Today, this enterprise market is our largest and fastest growing market and includes organizations in the financial services, pharmaceutical, biotechnology, consumer, energy, industrial, legal, insurance, real estate and technology sectors, as well as government agencies. Across all of our principal markets, we help transform a wide range of slow, expensive and information-intensive tasks into streamlined, efficient and real-time business processes. In the year ended December 31, 2010, over 4,700 customers across 60 countries used the IntraLinks Platform. Since inception customers have used the IntraLinks Platform to enable collaboration among more than 1,000,000 end-users and approximately 195,000 organizations worldwide.

We deliver our solutions entirely through a multi-tenant SaaS architecture in which a single instance of our software serves all of our customers. Our business model has provided us with a high level of revenue visibility. We sell our solutions directly through an enterprise sales team with industry-specific expertise, and indirectly through a customer referral network and channel partners. During the year ended December 31, 2010, we generated $184.3 million in revenue, of which approximately 35% was derived from international sales across 60 countries.

Corporate Structure and Financing

In June 1996, our business was incorporated under the name “IntraLinks, Inc.” On June 15, 2007 (the “Merger Date”), through a series of transactions, all of the outstanding equity of IntraLinks, Inc. was acquired by a newly formed entity, TA Indigo Holding Corporation, which was owned by TA Associates, Inc., Rho Capital Partners, Inc., a principal stockholder in IntraLinks, Inc. since 2001, and other stockholders, including former and current officers and employees of IntraLinks, Inc. These transactions are referred to herein as the “Merger.” As a result of the Merger, TA Indigo Holding Corporation owns all of the common stock of IntraLinks, Inc. TA Indigo Holding Corporation, which was subsequently renamed “IntraLinks Holdings, Inc.” has no operations of its own. The Merger was funded in part through a first lien credit facility (the “First Lien Credit Facility”), a second lien credit facility (the “Second Lien Credit Facility”) and a senior payable-in-kind credit facility (the “PIK Loan”) totaling $275.0 million. The Merger was accounted for under the purchase accounting method in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

On August 5, 2010, the SEC declared effective our registration statement on Form S-1, as amended (File No. 333-165991), in connection with our initial public offering of 11,000,000 shares of common stock, par value $0.001 per share (“Common Stock”), at a public offering price of $13.00 per share. The offering closed on August 11, 2010. Upon the closing of our initial public offering, all outstanding shares of our convertible preferred stock were converted into 35,101,716 shares of Common Stock. On September 9, 2010, we closed the sale of an additional 980,000 shares of Common Stock at the initial public offering price of $13.00 per share pursuant to the underwriters’ exercise of their over-allotment option in connection with our initial public offering. Total net proceeds received from the initial public offering, including the underwriters’ exercise of the over-allotment option, were approximately $144.8 million after deducting underwriter commissions and discounts of $10.9 million.

On December 6, 2010, the SEC declared effective our registration statement on Form S-1, as amended (File No.333-170694), in connection with our follow-on public offering of an additional 2,000,000 shares of Common Stock at a public offering price of $20.00 per share. Total net proceeds received from the follow-on offering, which closed on December 10, 2010, were approximately $38 million after deducting underwriter commissions and discounts of $2 million. We used substantially all of the net proceeds of our initial public offering, including the sale of the underwriters’ over-allotment shares, and the follow-on offering to repay a significant amount of our outstanding indebtedness.

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

Key Metrics

Our management relies on certain performance indicators to manage and assess our business. The key performance indicators set forth below help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. We discuss revenue and cash flow provided by operating activities under “Results of Operations” and “Liquidity and Capital Resources”, respectively, below. Other measures of our performance, including non-GAAP gross margin, non-GAAP adjusted operating income, non-GAAP adjusted net income, non-GAAP adjusted EBITDA and margin, and deferred revenue are discussed below.

	Years Ended December 31,
	2010	2009	2008
Revenue	$184,332	$140,699	$143,401
Non-GAAP Gross margin	81.5%	79.1%	79.4%
Non-GAAP adjusted Operating income	$45,569	$33,525	$38,689
Non-GAAP adjusted Net income (loss)	$13,737	$(3,848)	$8,381
Non-GAAP adjusted EBITDA	$62,551	$45,092	$43,332
Non-GAAP adjusted EBITDA margin	33.9%	32.0%	30.2%
Cash flows provided by operations	$35,564	$25,072	$23,657
Deferred revenue at December 31	$38,043	$26,795	$24,938

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

Deferred Revenue

Deferred revenue represents the billed but unearned portion of existing contracts for services to be provided. Deferred revenue does not include future potential revenue represented by the unbilled portion of existing contractual commitments of our customers. Accordingly, the deferred revenue balance does not represent the total contract value of outstanding arrangements. However, amounts that have been invoiced are recorded as revenue or deferred revenue, as appropriate, and are included in our accounts receivable balances. Deferred revenue that will be recognized during the subsequent 12-month period is classified as “Deferred revenue” with the remaining portion as non-current deferred revenue in “Other long-term liabilities” on the Consolidated Balance Sheets.

Non-GAAP Financial Measures

This Form 10-K includes information about certain financial measures that are not prepared in accordance with generally accepted accounting principles in the United States (“GAAP” or “U.S. GAAP”), including non-GAAP gross margin, non-GAAP adjusted operating income, non-GAAP adjusted net income (loss) and non-GAAP adjusted EBITDA and margin. These non-GAAP measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies. A reconciliation of non-GAAP measures is included below.

Management defines its non-GAAP financial measures as follows:

•	Non-GAAP gross margin represents the corresponding GAAP measure adjusted to exclude (1) stock-based compensation expense and (2) amortization of intangible assets.
•	Non-GAAP adjusted operating income represents the corresponding GAAP measure adjusted to exclude (1) stock-based compensation expense, (2) amortization of intangible assets and (3) costs related to our initial public offering and follow-on offering.
•	Non-GAAP adjusted net income (loss) represents the corresponding GAAP measures adjusted to exclude (1) stock-based compensation expense, (2) amortization of intangible assets, (3) costs related to our initial public and follow on offerings and (4) costs related to debt repayments. Non-GAAP adjusted net income is calculated using an estimated long-term effective tax rate.
•	Non-GAAP adjusted EBITDA represents net income (loss) adjusted to exclude (1) interest expense, net of interest income, (2) income tax provision (benefit), (3) depreciation and amortization, (4) amortization of intangible assets, (5) stock-based compensation expense, (6) amortization of debt issuance costs, (7) loss on extinguishment of debt, (8) other (income) expense and (9) costs related to our initial public offering and follow on offering.
•	Metrics presented as non-GAAP margins represent the respective non-GAAP measures as a percentage of revenue.

Management believes that these non-GAAP financial measures, when viewed with our results under U.S. GAAP and the accompanying reconciliations, provide useful information about our period-over-period growth and provide additional information that is useful for evaluating our operating performance. Additionally, management believes that these non-GAAP financial measures provide a more meaningful comparison of our operating results against those of other companies in our industry, as well as on a period-to-period basis, because these measures exclude items that are not representative of our operating performance, such as amortization of intangible assets, interest expense and fair value adjustments to the interest rate swap. Management believes that including these costs in our results of operations results in a lack of comparability between our operating results and those of our peers in the industry, the majority of which are not highly leveraged and do not have comparable amortization costs related to intangible assets. However, non-GAAP gross margin, non-GAAP adjusted operating income, non-GAAP adjusted net income (loss), and non-GAAP adjusted EBITDA and margin are not measures of financial performance under U.S. GAAP and, accordingly, should not be considered as alternatives to gross margin, operating income (loss), and net income (loss) as indicators of operating performance.

The table below provides reconciliations between the non-U.S. GAAP financial measures discussed above to the comparable U.S. GAAP measures:

	For the Years Ended December 31,
	2010	2009	2008
Gross profit	$136,836	$91,978	$87,240
Gross margin	74.2%	65.4%	60.8%
Cost of revenue – stock-based compensation expense	105	63	173
Cost of revenue – amortization of intangible assets	13,237	19,304	26,474
Non-GAAP Gross profit	$150,178	$111,345	$113,887
Non-GAAP Gross margin	81.5%	79.1%	79.4%
Income (loss) from operations	$11,197	$(3,352)	$(9,688)
Stock-based compensation expense	4,215	1,938	3,792
Amortization of intangible assets	28,741	34,939	44,585
Costs related to initial public and follow-on offerings	1,416	—	—
Non-GAAP adjusted Operating income	$45,569	$33,525	$38,689
Net loss before income tax	$(18,863)	$(43,186)	$(39,996)
Stock-based compensation expense	4,215	1,938	3,792
Amortization of intangible assets	28,741	34,939	44,585
Costs related to initial public and follow-on offerings	1,416	—	—
Costs related to debt repayments	7,011	—	—
Non-GAAP adjusted Net income (loss) before income tax	22,520	(6,309)	8,381
Non-GAAP Income tax provision (benefit)	8,783	(2,461)	3,269
Non-GAAP adjusted Net income (loss)	$13,737	$(3,848)	$5,112
Net loss	$(12,436)	$(24,771)	$(24,598)
Interest expense, net	24,724	28,935	28,234
Income tax benefit	(6,427)	(18,415)	(15,398)
Depreciation and amortization	16,982	11,567	4,643
Amortization of intangible assets	28,741	34,939	44,585
Stock-based compensation	4,215	1,938	3,792
Amortization of debt issuance costs	3,084	1,872	1,803
Loss on extinguishment of debt	4,974	—	—
Other (income) expense(1)	(2,722)	9,027	271
Costs related to initial public and follow-on offerings	1,416	—	—
Non-GAAP adjusted EBITDA	$62,551	$45,092	$43,332
Non-GAAP adjusted EBITDA margin	33.9%	32.0%	30.2%

(1)	“Other (income) expense” primarily includes: foreign currency transaction gains and losses and, beginning in the second quarter of 2009, fair value adjustments resulting in gains and losses on our interest rate swap. “Other (income) expense” for the year ended December 31, 2009 includes a $10.7 million loss representing accumulated fair value adjustments to our interest rate swap, due to the de-designation of this derivative instrument in the first quarter of 2009. Prior to the first quarter of 2009 the fair value adjustments to the interest rate swap were recorded to “Accumulated Other Comprehensive Income (Loss)” on the Consolidated Balance Sheets, in accordance with the FASB’s authoritative guidance on hedge accounting.

Components of Operating Results

Sources of Revenue

We derive revenue principally through fixed commitment contracts under which we provide customers with various services, including access to our cloud-based IntraLinks Platform, access to one or more of our IntraLinks Exchanges, and related customer support and other services. We operate the business in one reportable segment, as management makes operating decisions and assesses performance based on one single operating unit. However, we monitor certain revenue metrics and trends by principal markets, as defined below. We also monitor the mix of “subscription” and “transaction” customers within these markets, as well as revenue growth in international locations.

The following represent our principal markets:

•	Enterprise comprises customers spanning a variety of industries, including financial services, pharmaceutical, biotechnology, consumer, energy, industrial, legal, insurance, real estate and technology, who use our services for a wide range of corporate purposes, primarily under subscription arrangements.
•	Mergers & Acquisitions (“M&A”) comprises customers, across the same variety of industries described above, who use our exchanges for project-based transactions, such as mergers, acquisitions and dispositions. These customers are referred to us typically by financial or legal advisors involved in the respective transactions. This principal market is generally characterized by the use of our IntraLinks Platform under transaction arrangements.
•	Debt Capital Markets (“DCM”) primarily comprises customers within the financial services industry who use our exchanges for loan syndication and administration, and is generally characterized by the use of our IntraLinks Platform under subscription arrangements.

Cost of Revenue

Cost of revenue primarily consists of personnel-related costs, including non-cash stock-based compensation, and expenses for third-party contractors providing customer support and project management; expenses related to hosting our service, including Internet connectivity, co-location management and data storage fees, and depreciation expenses for hardware; amortization expenses associated with capitalized software and definite-lived intangible assets; and allocated overhead. Our hosting provider charges us a monthly fee based on the number of servers, the amount of storage and the levels of network connectivity required. We allocate overhead, such as facilities and telecommunication charges, to all departments based on headcount, which we consider to be a fair and representative means of allocation. As such, general overhead expenses are reflected in our cost of revenue and operating expenses categories.

We intend to continue to invest additional resources in our services. These costs cover direct investments in our customer services group and our hosting infrastructure, as well as the amortization impact of investments in our technology. The level and timing of investment in these areas could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue.

Gross Profit and Gross Margin

Our gross profit and margin are driven by our ability to manage the costs of providing our service as revenue increases or decreases. As noted under “— Cost of Revenue” above, we intend to continue making investments in personnel and other initiatives directly related to the development of our technology and investment in our customer service group. We discuss our gross profit and margins on a quarterly basis within “— Quarterly Results of Operations” below.

Operating Expenses

Product Development — Product development expenses consist primarily of personnel-related costs, including non-cash stock-based compensation and consulting expenses associated with the design development and testing of our systems. We capitalize direct costs of services used in developing internal-use software, including internal direct labor costs and external costs of materials and services. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

We expect that product development expenses will increase in absolute dollars as we upgrade and extend our service offerings and develop new technologies to ensure our service integrates and performs well with existing and future leading databases, applications, operating systems and other platforms, and keeps pace with technological change in our industry. We expect that these costs will consist largely of the hiring of additional personnel and the use of outside consultants. Depending on the nature and levels of work undertaken, the amount of product development costs that may be capitalized may fluctuate from period to period, which may affect operating expenses, both in terms of absolute dollars and as a percentage of revenue.

Sales and Marketing — Sales and marketing expenses consist primarily of personnel-related costs for our sales, marketing and business development staff, including non-cash stock-based compensation, sales commissions, payments to business development partners, costs of marketing programs and amortization expense for certain definite-lived intangible assets. Our marketing programs include advertising, events and conferences, corporate communications, public relations and other brand building and product marketing expenses.

We expect that sales and marketing expenses will increase in absolute dollars as we increase the number of direct sales personnel (domestic and international, existing and new locations) in order to add new customers and increase penetration in our existing customer base, but decrease as a percentage of revenue over time. Additionally, we intend to focus on expanding our partnering efforts and allocating more resources to marketing activities, including building greater brand awareness and sponsoring additional marketing events.

General and Administrative — General and administrative expenses consist primarily of personnel-related costs, including non-cash stock-based compensation, executive, administrative, legal, human resources, finance and accounting, and internal business systems personnel, non-personnel costs such as professional fees, telecommunications and other corporate expenses. General and administrative expenses for the year ended December 31, 2010 also include certain costs incurred to support our initial public offering and follow-on offering, primarily professional legal and accounting fees.

We expect that general and administrative expenses will increase in absolute dollars as we add personnel, lease additional office space and incur additional professional fees, insurance costs and other expenses to both support our growth in terms of size and locations, and meet compliance requirements associated with the growth of our business and our transition to and operation as a public company. However, we expect that general and administrative expenses will decrease as a percentage of revenue over time.

Restructuring Costs

Restructuring costs incurred during the years presented include employee severance and other employee-related termination costs. The 2009 plan primarily involved a reorganization of our sales and sales supporting operation functions and was designed to enable us to operate more efficiently in a still uncertain economic environment and for continued expansion of our services into broader markets. The restructuring in 2008 involved a broad organizational streamlining, consolidating responsibilities in certain related functions and eliminating overlapping support functions. These changes were designed to streamline internal processes and to enable us to continue to be effective and efficient in meeting the needs of our organization and customers, given the impact of the depressed economic environment, particularly in the second-half of the year. Similar to the 2009 Plan, the 2008 Plan was also designed to position us for expansion of our services into broader markets.

Non-Operating Expenses

Non-operating expenses primarily consist of interest expense related to our long-term debt and the amortization of debt issuance costs. The debt issuance costs are being amortized over the remaining life of the loan. Starting in 2009, non-operating expenses also include fair value adjustments related to our interest rate swap. Prior to 2009, these fair value adjustments were recorded in Other Comprehensive Income (Loss), as a component of equity on the Consolidated Balance Sheets, contained elsewhere in this Form 10-K. Additionally, in the year ended December 31, 2010, non-operating expenses included a loss on extinguishment of debt related to the repayment of our Holdings Senior PIK Credit Agreement (the “PIK Loan”) and the accelerated recognition of deferred debt issuance costs due to the repayment of outstanding amounts under our

PIK Loan and Second Lien Credit Facility during the year, using the net proceeds from our initial and follow-on public offerings. See Note 8 to our Consolidated Financial Statements contained elsewhere in this Form 10-K for additional details regarding the accounting treatment of the interest rate swap, extinguishment of the PIK Loan and accelerated recognition of deferred debt issuance costs.

Non-operating expenses are partially offset by interest income generated from our investments in bank time deposits, money market funds, commercial paper, U.S. treasury bonds and auction rate securities. However, for all periods presented, interest income was not material.

Income Tax Provision (Benefit)

We are subject to tax in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to current U.S. income tax. Our effective tax rates differ from the statutory rate primarily due to research and development tax credits, nondeductible expenses and the effect of foreign operations.

Application of Critical Accounting Policies

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

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our financial statements. For further information on our critical and other significant accounting policies, see Note 2, Summary of Significant Accounting Policies, of our consolidated financial statements included elsewhere in this Form 10-K.

Revenue Recognition — We derive revenue principally through fixed commitment contracts under which we provide customers various services, including access to our cloud-based IntraLinks Platform, including our IntraLinks Exchanges, as well as related customer support and other services.

We sell our services in each of our principal markets under service contracts that we consider either “subscription” or “transaction” arrangements, as follows:

•	Subscription arrangements include those customer contracts with an initial term of at least 12 months that automatically renew for successive terms of at least 12 months. Because some long-term customers will not accept automatic renewal terms, however, we also consider among our subscription customers those whose contracts have been extended upon mutual agreement for at least one renewal term of at least 12 months. We believe subscription arrangements appeal mainly to customers that have integrated our service into their business processes and plan to use our exchanges for a series of expected projects. Subscription arrangements afford customers several benefits, including the ability to manage the creation, opening and closing of any number of exchanges at their convenience during the commitment period, and potentially lower pricing than they would generally be charged under a single-event contract.
•	Transaction arrangements include those customer contracts having an initial term of less than 12 months. We also consider transaction customers to be those first time customers whose contracts do not have an automatic renewal clause, and who have not yet renewed their contracts by mutual agreement. We believe these types of arrangements appeal mainly to customers who have a single discrete project. Unlike subscription contracts, which generally renew for at least one year at a time, transaction contracts continue in effect after their initial term on a month to month basis, until the customer terminates, often by closing the relevant exchange.

Revenue from both subscription and transaction contracts is recognized ratably over the contracted service period. Under most subscription arrangements, an annual fixed commitment fee is determined based on the aggregate value of the expected number of exchanges required over the term, the type of exchanges expected to be opened, the number of users that are expected to access each exchange and the volume of data expected to be managed in the exchanges. We bill customers with annual commitment fees in advance, generally in four equal quarterly installments. Similarly, a transaction contract for a single project will have an upfront fee covering services for the expected duration of the project, for which we generally bill customers in full in advance at the commencement of the contract. Subscription and transaction fees payable in advance are recorded initially in accounts receivable, or cash upon their collection, and deferred revenue, until such time that the relevant revenue recognition criteria have been met for such amounts to be included in revenue.

Annual subscription fees, as well as the fixed fees payable upfront under transaction contracts, are payable in full and are non-refundable regardless of actual usage of services. Similarly, while customers may close exchanges and cease using services, our contracts generally do not allow for cancellation or termination for convenience during the contract term. We reserve the right under subscription and transaction contracts to charge customers for loading data or adding users to exchanges in excess of their original usage estimates. Incremental fees for overages are billed monthly or quarterly in arrears and the related revenue is recognized in the period that the incremental fee is measured, and therefore meets the determinable criteria.

Our customers do not have a contractual right, or the ability, to take possession of the IntraLinks software at any time during the hosting period, or contract with an unrelated third party to host the IntraLinks software. Therefore, revenue recognition for our services is not accounted for under the FASB’s specific guidance on software revenue recognition. We recognize revenue for our services ratably over the related service period, provided that there is persuasive evidence of an arrangement; the service has been provided to the customer; collection is reasonably assured; the amount of fees to be paid by the customer is fixed or determinable; and we have no significant remaining obligation at the completion of the contracted term. In circumstances where we have a significant remaining obligation after completion of the initial contract term, revenue is recognized ratably over the extended service period. Our contracts do not contain general rights of return. Certain of our contracts contain customer acceptance clauses, for which revenue is deferred until acceptance occurs.

Revenue is disclosed as net of a reserve for customer credits in the Consolidated Statement of Operations included elsewhere in this Form 10-K. The reserve for customer credits is estimated based on historical patterns of actual credit memos issued. Though all of our invoiced fees are supported by the terms of the contract, we occasionally issue credit memos in order to resolve disputes with customers regarding previously invoiced amounts. In all cases where the disputed amount is a result of our error, a credit memo will be issued to correct the error. Therefore, revenue disclosed as net of the estimated credit reserve is a more accurate reflection of the underlying business activity for each respective period and is in line with the requirement that all revenue recognized during the period is earned and realizable.

In accordance with the FASB’s guidance on multiple-deliverable arrangements, we have evaluated the deliverables in our arrangements to determine whether they represent separate units of accounting. We determined that the services delivered to customers under our existing arrangements, which includes providing access to our IntraLinks Platform, including our cloud-based exchange environment and the related implementation, training, customer support and document scanning services, represent a single unit of accounting. This determination was based on our conclusions that the delivered services do not have value to the customer on a stand-alone basis, and the customer could not resell the delivered services on a stand-alone basis.

Amounts invoiced in advance of revenue recognition are deferred until earned and such amounts are included as a component of “Deferred revenue” in the Consolidated Balance Sheets, included elsewhere in this Form 10-K.

Stock-Based Compensation — We use the Black-Scholes option pricing model to determine the fair value of options granted under our 2007 Stock Option and Grant Plan and 2010 Equity Incentive Plan, as well as the rights awarded under our 2010 Employee Stock Purchase Plan (“ESPP”). Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the our Common Stock price, (ii) the expected life of the award, which for options is the period of time over which employees and board directors are expected to hold their options prior to exercise and for ESPP rights is the period of time between the offering date and the exercise date (as defined in Note 11 to our consolidated financial statements), (iii) expected dividend yield on our Common Stock, and (iv) a risk-free interest rate, which is based on quoted U.S. Treasury rates for securities with maturities approximating the expected term. The use of different assumptions in the Black-Scholes pricing model would result in different amounts of stock-based compensation expense. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

The fair value of restricted shares of common stock (“RSAs”) awarded under our 2007 Restricted Preferred Stock Plan and the 2007 Stock Option and Grant Plan, and restricted stock units (“RSUs”) awarded under the 2010 Equity Incentive Plan, is determined using the intrinsic value of the common stock at the time of grant.

The following table summarizes the weighted-average assumptions used to estimate the fair value of options and ESPP rights granted during the years ended December 31, 2010, 2009 and 2008, respectively:

	Years Ended December 31,
	2010		2009	2008
	ESPP	Options	Options	Options
Expected volatility	43.1%	61.7%	77.0%	77.6%
Expected life	0.25 Years	6.17 Years	5.94 Years	6.04 Years
Risk free interest rate	0.16%	2.4%	2.61%	3.23%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

We do not have a significant history of market prices, and as such, we estimate volatility in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”) using historical volatilities of similar public companies. We based our analysis of expected volatility on reported data for a peer group of companies within our industry, using an average of the historical volatility measures of this peer group of companies. We intend to continue to consistently apply this process using the same or similar entities until a sufficient amount of historical information regarding the volatility of our own stock price becomes available, or unless circumstances change such that the identified entities are no longer similar to us. In this latter case, more suitable entities whose share prices are publicly available would be utilized in the calculation. Once a sufficient amount of historical information regarding the volatility of our share price becomes available, we will utilize the closing prices of our publicly-traded stock to determine our volatility. The expected life of options has been determined using the “simplified” method as prescribed by SAB 110, an amendment to SAB 107, which uses the midpoint between the vesting date and the end of the contractual term. We utilize the simplified method of determining the expected life of options due to the limited period of time our common stock has been publicly traded, thus resulting in a lack of sufficient historical exercise data in a publicly traded environment to provide a reasonable basis upon which to estimate expected term. We intend to continue to consistently apply the simplified method until a sufficient amount of historical information regarding exercise data in a publicly traded environment becomes available. The risk-free interest rate is based on quoted U.S. Treasury rates for securities with maturities approximating the awards’ expected term. The expected dividend yield is zero as we never paid dividends and do not currently anticipate paying any in the foreseeable future. We utilize an estimated forfeiture rate when calculating expense for the period. We consider several factors when estimating future forfeitures, including types of awards, employee level and historical experience. If this estimated rate changes in future periods due to different actual forfeitures, our stock compensation expense may increase or decrease significantly. If there are any modifications or cancellations of the underlying unvested securities or the terms of the awards, we may be required to accelerate, increase or cancel any remaining unamortized share-based compensation expense.

Compensation expense for stock options is recorded over the requisite service period, less estimated forfeitures. Compensation expense for ESPP rights is recorded in line with each respective offering period. For grants of RSAs and RSUs, we record compensation expense based on the fair value of the shares on the grant date over the requisite service period, less estimated forfeitures. Forfeitures of options, RSAs and RSUs are estimated at the grant date and reduce the compensation recognized. We consider several factors when estimating future forfeitures, including types of awards, employee level and historical experience. Actual forfeitures may differ from current estimates.

During the year ended December 31, 2010, we recorded $4.2 million in stock-based compensation expense. At December 31, 2010, there was $10.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested stock options, which is expected to be recognized over a weighted average period of 3.4 years. At December 31, 2010, there was $3.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested RSAs and RSUs, which is expected to be recognized over a weighted average period of 1.9 years.

Income Taxes — We account for income taxes on the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred taxes are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in results of operations in the period that includes the enactment date.

We are also required to assess whether deferred tax assets shall be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our process includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence and assessing, based on such evidence, whether it is more likely than not that the deferred tax assets will not be realized.

We recognize in our financial statements the impact of a tax position if that tax position is more likely than not to be sustained upon audit, based on the technical merits of the tax position. This involves the identification of potential uncertain tax positions, the evaluation of tax law and an assessment of whether a liability for uncertain tax positions is necessary. Different conclusions reached in this assessment can have a material impact on our consolidated financial statements. We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which could require an extended period of time to resolve. Until formal resolutions are reached between us and the tax authorities, the timing and amount of a possible audit settlement for uncertain tax benefits is difficult to predict. Please refer to “Risk Factors” in this Form 10-K for additional risks relating to our tax positions.

Investments — In periods prior to December 31, 2010, our investments consisted of bank time deposits with maturity dates in excess of three months and auction rate securities (“ARS”), which have interest rate resets every 90 days or less, but maturity dates in excess of 90 days. Our bank time deposits with maturity dates in excess of three months were classified as trading securities and were recorded at fair value, with unrealized gains and losses recorded to “Other (income) expense” during each period. At December 31, 2010, we did not hold any bank time deposits or ARS, as all of the bank time deposits purchased during the year matured, and all of our ARS holdings were redeemed prior to December 31, 2010, as described below.

In November 2008, we entered into an agreement with UBS AG (“UBS”) providing us with rights related to our investments in ARS (the “Rights”). The Rights permitted us to require UBS to redeem the ARS at par value at any time during the period of June 30, 2010 through July 2, 2012. The enforceability of the Rights resulted in a separate freestanding instrument that was accounted for separately from the ARS portfolio. We elected to measure this instrument at fair value and also to classify the ARS as trading securities in order to match the respective fluctuations in fair value recorded in the Consolidated Statement of Operations, contained elsewhere in this Form 10-K. The ARS were measured at fair value using discounted cash flow approach. The assumptions used in the discounted cash flow approach were based on data available to us at each respective measurement date and included estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS. We also valued the Rights using a discounted cash flow approach, based on data available at each reporting date, which includes estimates of interest rates, timing and amount of cash flows and an adjustment for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. On July 1, 2010, at our request under the agreement, UBS redeemed the remaining ARS at par value. Realized gains or losses on ARS securities redeemed during the period were calculated based on the specific identification method.

Fair Value of Financial Instruments — The carrying amounts of our cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued expenses, approximate fair value due to the short-term maturities of these instruments. Bank time deposits, ARS and the Rights were measured and recorded at their respective fair values, as described in Investments above. See Derivative Instruments and Hedging Activities below for a discussion of our accounting policy for our interest rate swap.

Allowance for Doubtful Accounts — We evaluate the adequacy of the allowance for doubtful accounts on a quarterly basis. The evaluation includes historical loss experience, length of time receivables are past due, adverse situations that may affect a customer’s ability to repay and prevailing market conditions. This evaluation is inherently subjective and estimates may be revised as more information becomes available.

Software Development Costs — We account for the cost of computer software developed or obtained for internal use of our application service by capitalizing qualifying costs which are incurred during the application development stage and amortizing them over the expected period of benefit, which we have determined to be three years for most internally developed software, beginning when the software is ready for its intended use. Costs incurred in the preliminary and post-implementation stages of our products are expensed as incurred. The amounts capitalized include external direct costs of services used in developing internal-use software and for payroll and payroll-related costs of employees directly associated with the development activities.

Goodwill and Other Intangible and Long-Lived Assets — At December 31, 2010, we had $215.5 million of goodwill recorded as a result of the Merger that occurred on June 15, 2007. Goodwill is tested for impairment on an annual basis, or more frequently if events or circumstances indicate that an impairment loss may have been incurred. We have one reporting unit that is utilized in the impairment test, which is performed annually each October 1. The impairment test involves a two-step process. The first step of the impairment test requires a comparison of the fair value of the reporting unit to the carrying amount of goodwill. If the carrying value of the reporting unit is less than the fair value, no indication of impairment exists and the second step is not performed. If the carrying value of the reporting unit is higher than its fair value, there is an indication that an impairment may exist and a second step must be performed. In the second step, the impairment is computed by comparing the implied fair value of the goodwill with the carrying amount of the goodwill. If the carrying amount is greater than the implied fair value, an impairment loss must be recognized for the excess and charged to operations. We completed our most recent impairment test on October 1, 2010 and based on the results of the first step (as described above) concluded that the fair value of the reporting unit significantly exceeded the carrying value, and therefore performance of the second step of the impairment test was not necessary. There were no impairments of goodwill in any of the periods presented in the consolidated financial statements included elsewhere within this Form 10-K.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. We use valuation techniques consistent with the income approach and market approach to measure fair value for purposes of impairment testing. An estimate of fair value can be affected by many assumptions, requiring that management make significant judgments in arriving at these estimates, including the expected operational performance of our businesses in the future, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use to estimate future cash flows — including sales growth, pricing of our services, market penetration, competition, technological obsolescence, fair value of net operating loss carryforwards and discount rates — are consistent with our internal planning. Significant changes in these estimates or their related assumptions in the future could result in an impairment charge related to our goodwill.

Other Intangibles, net represents developed technology, customer relationships, contractual backlog, trade name and non-compete agreements. Developed technology and contractual backlog are being amortized over their estimated useful lives at accelerated rates consistent with the expected future cash flows to be generated by the assets. All other intangible assets are amortized on a straight-line basis over their estimated useful lives, which we believe is consistent with the expected future cash flows to be generated by the respective assets.

Our long-lived assets include property and equipment and intangible assets subject to amortization, as noted above. The useful life of an asset is determined based on our estimate of the period over which the asset will be utilized; such periods are periodically reviewed for reasonableness. We may be required to change these estimates based on changes in our industry or other changing circumstances. If these estimates change in the future, we may be required to recognize increased or decreased depreciation expense for these assets.

Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. No impairments were recorded on long-lived assets for the periods presented in the consolidated financial statements included elsewhere in this Form 10-K.

The process of assessing potential impairment of our long-lived and intangible assets is highly subjective and requires significant judgment. An estimate of future undiscounted cash flow can be affected by many assumptions, requiring that management make significant judgments in arriving at these estimates, which include sales growth, pricing of our services, market penetration, competition and technological obsolescence. In each of the years presented, we did not identify any indicators of impairment related to our long-lived (including definite-lived intangible) assets, and therefore were not required to assess impairment utilizing an undiscounted cash flow model. However, significant future changes in these estimates or their related assumptions could result in an impairment charge related to individual or groups of these assets.

Derivative Instruments and Hedging Activities — We maintain an interest rate swap agreement to hedge our exposure to changes in the amounts of future cash flows, driven by the variable rates associated with our long-term debt. Our interest rate swap is recorded on the balance sheet at fair value. The fair value of the interest rate swap is measured by using third-party dealer quotes and incorporating a credit valuation adjustment at each measurement date. The credit valuation adjustments represent discounts to consider our own credit risk, since the interest rate swap is in a liability position. Valuations may fluctuate considerably from period-to-period due to volatility in underlying interest rates, which is driven by market conditions and the duration of the derivative instrument. We do not use financial instruments or derivatives for any trading or other speculative purposes.

From the inception of the interest rate swap agreement through March 2009, the interest rate swap was designated as a cash flow hedge. During this time, hedge effectiveness was measured by comparing the change in fair value of the hedged item with the change in fair value of the derivative instrument. The effective portion of the gain or loss of the hedge was recorded under the caption “Accumulated other comprehensive (loss) income” on the Consolidated Balance Sheets included elsewhere in this Form 10-K. In March 2009, we amended certain provisions of the interest rate swap agreement, which caused the instrument to no longer qualify for hedge accounting. Therefore, as of the second quarter of 2009, all fair value adjustments, including the credit valuation adjustments, were recorded under the caption “Other (income) expense” on the Consolidated Statements of Operations included elsewhere in this Form 10-K. We currently have no plans to re-designate the interest rate swap agreement as a cash flow hedge, and therefore we expect all future fair value adjustments to be recorded in “Other (income) expense.”

Warranties and Indemnification — Our revenue contracts generally provide for indemnification of customers against liabilities arising from third party claims that are attributable to the breach of warranties or infringement of third party intellectual property rights, subject to contractual limitations of liability. To date, we have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in the consolidated financial statements included elsewhere in this Form 10-K as we currently have no infringement or warranty related disputes with customers or third parties.

We have entered into service level agreements with a minority of our customers warranting certain levels of uptime reliability and permitting those customers to receive credits or terminate their arrangement in the event that we fail to meet those levels. To date, we have not provided credits nor had any agreement cancelled based on these service level agreements.

We warrant that our service is provided in a manner reasonably designed for the secure transmission of customer data. We do not monitor our exposure to customer contracts in terms of maximum payout. In the event of an infringement claim giving rise to indemnification liability, we have the right to satisfy such obligations by providing a workaround or may suspend or terminate service to mitigate any liability. We rely on a risk framework to define risk tolerances and establish limits to ensure that certain risk-related losses occur within acceptable, predefined limits. Factors that we consider in determining exposure include the fact that we disclaim liability for consequential and indirect damages, including for loss of data, resulting from any breach of contract and that we, to date, have not had to do any make-good rework or been impacted by any payout in connection with any of these guarantees. Thus, the potential for us to be required to make payments under these arrangements is remote and, accordingly, no contingent liability is carried on the Consolidated Balance Sheet included elsewhere in this Form 10-K for these transactions.

Results of Operations

The following table sets forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Years Ended December 31,
	2010		2009		2008
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Revenue	$184,332	100.0%	$140,699	100.0%	$143,401	100.0%
Cost of revenue	47,496	25.8	48,721	34.6	56,161	39.2
Gross profit	136,836	74.2	91,978	65.4	87,240	60.8
Operating expenses:
Product development	17,953	9.7	14,222	10.1	14,847	10.4
Sales and marketing	79,251	43.0	59,058	42.0	61,556	42.9
General and administrative	28,435	15.4	20,556	14.6	19,209	13.4
Restructuring costs	—	0.0	1,494	1.1	1,316	0.9
Total operating expenses	125,639	68.2	95,330	67.8	96,928	67.6
Income (loss) from operations	11,197	6.1	(3,352)	(2.4)	(9,688)	(6.8)
Interest expense, net	24,724	13.4	28,935	20.6	28,234	19.7
Amortization of debt issuance costs	3,084	1.7	1,872	1.3	1,803	1.3
Loss on extinguishment of debt	4,974	2.7	—	0.0	—	0.0
Other (income) expense, net	(2,722)	(1.5)	9,027	6.4	271	0.2
Net loss before income tax	(18,863)	(10.2)	(43,186)	(30.7)	(39,996)	(27.9)
Income tax benefit	(6,427)	(3.5)	(18,415)	(13.1)	(15,398)	(10.7)
Net loss	$(12,436)	(6.7)%	$(24,771)	(17.6)%	$(24,598)	(17.2)%
Net loss per common share – basic and diluted	$(0.58)		$(15.38)		$(25.54)
Weighted average number of shares used in calculating net loss per common share – basic and diluted	21,310,284		1,611,090		963,019

Comparison of the Years Ended December 31, 2010 and 2009

Revenue

Revenue increased to $184.3 million for the year ended December 31, 2010, from $140.7 million for the year ended December 31, 2009. The following table sets forth revenues by principal market for the year ended December 31, 2010 compared to the year ended December 31, 2009, the percentage increase or decrease between those periods, and the percentage of total revenue that each principal market represented for those periods:

					% Revenue
	Years Ended December 31,		Increase (Decrease)	% Increase (Decrease)	Years Ended December 31,
	2010	2009			2010	2009
Enterprise	$82,767	$55,353	$27,414	49.5%	44.9%	39.3%
M&A	68,604	50,741	17,863	35.2%	37.2%	36.1%
DCM	32,961	34,605	(1,644)	(4.8)%	17.9%	24.6%
Total Revenues	$184,332	$140,699	$43,633	31.0%	100.0%	100.0%

Enterprise — The results for the year ended December 31, 2010 reflect an increase in Enterprise principal market revenue of $27.4 million or 49.5%, as compared to the year ended December 31, 2009. The year-over-year increase in Enterprise principal market revenue was primarily driven by an increased customer base, increased average contract values (compared to historic levels), as well as higher renewal levels, on an absolute dollar basis, for existing customers. This activity reflects both wider adoption of our services across customers’ organizations and greater utilization of our services than customers initially expected, thus resulting in increased overage fees and higher renewal levels. We attribute this growth to improved global market conditions as well as our increased investment in product development, sales headcount and marketing resources dedicated to this market. We believe our revenue growth going forward will be driven by the following key trends: expanded geographic and industry focus to establish a wider distribution of our services, ongoing investment in our platform to ensure we continue to meet customer needs, and increased focus on providing the types of services that generate repeat business and expand our subscription base. We believe that the resources invested in our platform, as well as our operational infrastructure, will allow us to better serve larger clients on a global basis. Additionally, we believe the Enterprise principal market represents a significant long-term expansion opportunity and we plan to continue to invest in resources dedicated to serving this market.

M&A — The results for the year ended December 31, 2010 reflect an increase in M&A principal market revenue of $17.9 million, or 35.2%, as compared to the year ended December 31, 2009. The year-over-year increase in M&A principal market revenue was primarily driven by improved global economic conditions resulting in increased volume of transactions in the overall market, and also reflects the capture of market share from our competition and increased average contract values over the prior year. Our growth in this principal market will be driven primarily by the pace of the overall economic recovery, our ability to continue to increase our market share globally, by winning business from our competition and by penetrating sectors that are currently not yet taking advantage of services such as ours, both geographic and deal size dependent. We plan to continue to invest in our platform as well as our operating, sales and servicing infrastructures in order to enhance our offering for existing customers and better attract new customers.

DCM — The results for the year ended December 31, 2010 reflect a decrease in DCM principal market revenue of $1.6 million, or 4.8%, as compared to the year ended December 31, 2009. The year-over-year decrease reflects the impact of marginally lower average contract values. In light of the slower recovery of the loan credit markets throughout most of 2010, clients are still adopting a cautious stance regarding upfront annual commitment levels. We believe results in this principal market will continue to generally be in line with macroeconomic conditions and also reflect the maturity of this market in terms of organizations adopting services such as ours, as well as our current leading market position. We plan to increase our growth potential in this market primarily through a focus on product development initiatives, which will allow us to expand the level of services provided to our existing customer base, attract customers away from our competition and allow us to enter adjacent and similar markets to expand our customer reach.

As a percentage of total revenue, revenue from subscription arrangements grew from approximately 57% in 2009 to 59% in 2010. During the year ended December 31, 2010, our renewal rate with respect to these subscription customers, on a per-customer absolute dollar commitment basis, increased to 104%. In 2011, we expect subscription arrangements to continue to represent the majority of our total revenue. We believe we have aligned our organization, including our strategy, structure and sales leadership, to capitalize on long-term customer relationships and invest in the further growth of these relationships.

For the year ended December 31, 2010, approximately 17% of the contracts we entered into with our customers were based in foreign currency. Comparatively, during the year ended December 31, 2009, approximately 8% of the contracts we entered into with our customers were based in foreign currency. Foreign exchange transaction gains and losses are recorded in “Other (income) expense” on the Consolidated Statement of Operations, and were not material for all periods presented. See Item 7A: Quantitative and Qualitative Disclosures about Market Risk within this Annual Report for additional details.

Cost of Revenue and Gross Margin

The following table presents cost of revenue, gross profit and gross margin for the year ended December 31, 2010 compared to the year ended December 31, 2009:

	Years Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2010	2009
Cost of revenue	$47,496	$48,721	$(1,225)	(2.5)%
Gross profit	136,836	91,978	44,858	48.8%
Gross margin	74.2%	65.4%	8.9%

The results for the year ended December 31, 2010 reflect a decrease in cost of revenue of $1.2 million, or 2.5%, as compared to the year ended December 31, 2009. The year-over-year decrease in cost of revenue was attributed primarily to a $6.2 million scheduled decrease in amortization of definite-lived intangible assets. This decrease in cost of revenue was partially offset by a $2.8 million increase in amortization of capitalized software costs, an increase of $1.1 million in costs associated with our client service centers and a $0.8 million increase in software maintenance and license fees, all reflecting the growth of, and costs to support, the business. This decrease in cost of revenue, coupled with the increase in total revenue described above, drove improvements in gross margin of 8.9 percentage points, from 65.4% to 74.2% for the year ended December 31, 2010, on a year-over-year basis.

Operating Expenses

Total operating expenses for the year ended December 31, 2010 increased by approximately $30.3 million, or 31.8%, as compared to the year ended December 31, 2009.

The following table presents the components of operating expenses for the year ended December 31, 2010, compared to the year ended December 31, 2009:

	Years Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2010	2009
Product development	$17,953	$14,222	$3,731	26.2%
Sales and marketing	79,251	59,058	20,193	34.2%
General and administrative	28,435	20,556	7,879	38.3%
Restructuring costs	—	1,494	(1,494)	*
Total operating expenses	$125,639	$95,330	$30,309	31.8%

*	not meaningful

Product Development — The results for the year ended December 31, 2010 reflect an increase in product development expense of $3.7 million, or 26.2%, as compared to the year ended December 31, 2009. The year-over-year increase in product development expense was primarily driven by increased support and maintenance costs, largely headcount-related, reflecting an expanded product portfolio. Product development expense as a percentage of revenue was 9.7% for the year ended December 31, 2010, compared to 10.1% for the year ended December 31, 2009.

Total product development costs comprise both capitalized software and product development expense.

	Years Ended December 31,		Increase	% Increase
	2010	2009
Capitalized software	$16,128	$10,279	$5,849	56.9%
Product development expense	17,953	14,222	3,731	26.2%
Total product development costs	$34,081	$24,501	$9,580	39.1%

For the year ended December 31, 2010, total product development costs were $34.1 million and included $16.1 million of capitalized software related to product development enhancements and $18.0 million in product development expense. For the year ended December 31, 2009, total product development costs were $24.5 million, and included $10.3 million of capitalized software related to product development enhancements and $14.2 million of product development expense. The increase in total product development costs of $9.6 million, or 39.1% reflects a higher level of spending to support our expanded focus on Enterprise-related and geography-related initiatives as well as increased support and maintenance costs reflecting an expanded product portfolio. Total product development costs as a percentage of revenue was 18.5% for the year ended December 31, 2010, compared to 17.4% for the year ended December 31, 2009.

Sales and Marketing — The results for the year ended December 31, 2010 reflect an increase in sales and marketing expense of $20.2 million, or 34.2%, as compared to the year ended December 31, 2009. The year-over-year increase in sales and marketing expense was primarily driven by (i) a $9.4 million increase in headcount related expenses, including recruitment, which reflects the expansion of the sales function in line with growth plans, particularly around the Enterprise principal market, (ii) a $4.7 million increase in travel and entertainment expenses, driven by increased headcount, a wider geographic focus and the costs of our worldwide annual sales conference which was reinstated for 2010, (iii) $2.9 million in additional expenditures on marketing programs and initiatives as well as consulting and marketing research projects and (iv) $1.0 million in additional non-cash stock compensation charges as a result of the year ended December 31, 2010 representing a full year of expense as compared to the year ended December 31, 2009, due to awards being granted to sales executives during the third quarter of 2009 (therefore, resulting in less than a full year of expense). Sales and marketing expense as a percentage of revenue was 42.7% for the year ended December 31, 2010, compared to 42.0% for the year ended December 31, 2009.

General and Administrative — The results of the year ended December 31, 2010 reflect an increase in general and administrative expense of $7.9 million, or 38.3%, as compared to the year ended December 31, 2009. The year-over-year increase in general and administrative costs was primarily driven by our overall growth strategy and our transition from a privately held to a public company, specifically: (i) $1.4 million in increased professional and advisory fees incurred in setting up our new global entity organization structure, (ii) a $1.3 million increase in costs for temporary services and consultants, (iii) $1.0 million in additional software maintenance and licensing costs to upgrade our various back-office support systems and (iv) a $0.6 million increase in depreciation expense as a result of capital expenditures made during 2009 and 2010. Additionally we incurred $1.4 million of expenses related to our third quarter initial public offering and fourth quarter follow-on offering, as well as $1.0 million of ongoing public company operating costs not incurred in the prior year, including headcount-related and professional fees. We also recorded an increase of $0.8 million in non-cash stock-based compensation expenses related to additional awards granted throughout 2010. These increases were partially offset by a credit of $0.9 million recorded to general and administrative expenses during the first quarter of 2010, representing a reversal of an accrual for corporate, non-income taxes, for which we had no liability as of March 31, 2010. General and administrative expense as a percentage of revenue was 15.4% for the year ended December 31, 2010, compared to 14.6% for the year ended December 31, 2009.

Restructuring Costs — Restructuring costs of $1.5 million incurred during the year ended December 31, 2009 included employee severance and other employee related termination costs, for which we have no comparable costs during the current year period. The 2009 restructuring plan primarily involved a reorganization of our sales and sales supporting operation functions and was designed to enable us to operate more efficiently in a still uncertain economic environment and for continued expansion of our services into broader markets.

Non-Operating Expenses

The following table presents the components of non-operating expenses for the year ended December 31, 2010 compared to the year ended December 31, 2009:

	Years Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2010	2009
Interest expense, net	$24,724	$28,935	$(4,211)	(14.6)%
Amortization of debt issuance costs	$3,084	$1,872	$1,212	64.7%
Loss on extinguishment of debt	$4,974	$—	$4,974	*
Other (income) expense, net	$(2,722)	$9,027	$(11,749)	(130.2)%

*	not meaningful

Interest Expense, Net

Interest expense, net for the year ended December 31, 2010 decreased by $4.2 million, or 14.6%, as compared to the year ended December 31, 2009. The decrease was primarily driven by the use of the initial public offering and follow-on offering net proceeds to repay $171.5 million of our debt during the year ended December 31, 2010. Interest expense, net represented 13.4% and 20.6% of revenue for the year ended December 31, 2010 and 2009, respectively. In our consolidated statement of operations, interest expense is shown net of interest income. Interest income for the years ended December 31, 2010 and 2009 was de minimus.

Amortization of Debt Issuance Costs

Amortization of debt issuance costs for the year ended December 31, 2010 increased by $1.2 million, or 64.7%, as compared to the year ended December 31, 2009, primarily due to the accelerated recognition of approximately $0.7 million in deferred debt issuance costs incurred during the 2007 merger transaction. The recognition of these costs was accelerated during 2010 due to the repayment of the PIK Loan and Second Lien Credit Facility using the net proceeds from the initial public and follow-on offerings. During the year ended December 31, 2010 we also recognized approximately $0.5 million in arrangement fees related to the amendments of the First and Second Lien Credit Facilities during 2010, which allowed us to change the priority of repayment and use the net proceeds from the initial public offering and follow-on offering to first reduce outstanding indebtedness under the PIK Loan, then Tranches B and C of the Second Lien Credit Facility. The balance of the deferred debt issuance costs will be amortized over the term of the remaining loan, using the effective interest rate method. Amortization of debt issuance costs for the year ended December 31, 2010 and 2009 was approximately 1.7% and 1.3% of total revenue, respectively.

Loss on Extinguishment of Debt

During the year ended December 31, 2010, we recorded $5.0 million as a loss on extinguishment of debt, which included a 4% prepayment penalty on the PIK Loan totalling $4.1 million, $0.7 million in accelerated recognition of original issuance costs and $0.2 million in issuance costs related to the amendment of the First and Second Lien Credit Facilities, which allowed us to change the priority of repayment and use the net proceeds from the initial public offering to repay the outstanding indebtedness under the PIK Loan. No comparable costs were incurred during the year ended December 31, 2009.

Other (Income) Expense

The major component of other (income) expense is the fair value adjustment to our interest rate swap. Other income for the year ended December 31, 2010 was $2.7 million compared to other expense of $9.0 million for the year ended December 31, 2009. Other income for the year ended December 31, 2010 primarily consisted of a $2.8 million gain on the interest rate swap. Other expense for the year ended December 31, 2009 included a reclassification of $10.7 million from accumulated other comprehensive income within the consolidated balance sheet, due to the determination that our interest rate swap no longer qualified for hedge accounting under the FASB’s standards (see Note 8 to our consolidated financial statements in Item 8 of this Form 10-K for additional details regarding the accounting treatment of the interest rate swap prior to March 31, 2009). The $10.7 million recorded to other expense during the year ended December 31, 2009 represents cumulative fair value adjustments that were made through accumulated other comprehensive income during the period that the hedge was determined to be effective for accounting purposes. The $10.7 million expense recorded in the first quarter of 2009 was partially offset by gains of approximately $2.3 million on the interest rate swap, recognized during the remainder of 2009. We expect the fair value adjustments to the interest rate swap will continue to be recorded in “Other (income) expense” through the end of the swap agreement in 2012.

Income Tax Benefit

For the year ended December 31, 2010, the income tax benefit of $6.4 million represented an effective tax rate of 34.1% and was impacted by discrete items recorded in 2010, primarily a $2.2 million benefit related to a change in the apportionment methodology used to determine our state tax liability. For the year ended December 31, 2009, the income tax benefit of $18.4 million represented an effective tax rate of 42.6% and was impacted by discrete items recorded in the year, primarily a related to research and development tax credits. Our effective tax rates for the periods described above, excluding the discrete items, differ from the statutory rate due to the impact of state and local income taxes, certain non-deductible expenses and foreign earnings taxed at different tax rates.

Comparison of the Years Ended December 31, 2009 and 2008

					% Revenue
	Years Ended December 31,		Increase (Decrease)	% Increase (Decrease)	Years Ended December 31,
	2009	2008			2009	2008
Enterprise	$55,353	$35,783	$19,570	54.7%	39.3%	25.0%
M&A	50,741	65,718	(14,977)	(22.8)%	36.1%	45.8%
DCM	34,605	41,900	(7,295)	(17.4)%	24.6%	29.2%
Total Revenue	$140,699	$143,401	$(2,702)	(1.9)%	100.0%	100.0%

Revenue for the year ended December 31, 2009 decreased by $2.7 million, or 1.9%, to $140.7 million from $143.4 million for the year ended December 31, 2008. Revenue declines in the DCM and M&A principal markets were mostly offset by revenue growth achieved within the Enterprise principal market.

In the Enterprise principal market, we experienced a year-over-year increase in revenue of $19.6 million, or 54.7%, from $35.8 million to $55.4 million, primarily driven by an increased customer base, larger contract values for new customers (compared to historic levels), as well as higher renewal levels for existing customers. This activity reflects both wider adoption of our services across customers’ organizations and greater utilization of our services than customers initially expected, thus resulting in increased overage fees and higher renewal levels. We attribute this growth, notwithstanding the difficult economic conditions, to our increased investment in product development, sales headcount and marketing resources dedicated to this market. We believe our recent growth in the Enterprise principal market is indicative of a significant long-term expansion opportunity and we plan to continue to invest in resources dedicated to serving this market. We believe our revenue growth going forward will be driven by the following key trends: expanded geographic and industry focus to establish a wider distribution of our services, ongoing investment in our platform to ensure we continue to meet customer needs, and increased focus on providing the type of services that generate repeat business and drive our subscription base. We believe that the resources invested in our platform, as well as our operational infrastructure will allow us to better serve larger customers on a global basis.

In the M&A principal market, we experienced a year-over-year decrease in revenue of $15.0 million, or 22.8%, from $65.7 million to $50.7 million, primarily attributable to the global economic downturn resulting in reduced volume of transactions in the overall market. While the value of individual customer contracts stayed consistent during this period, we experienced lower transaction volume. Our growth in this principal market will be driven primarily by the pace of the overall economic recovery, as well as our ability to generate a greater flow of transactions through increasing our market share by winning business from our competition and by penetrating sectors that are currently not yet taking advantage of services such as ours, both geographic and deal size dependent. We plan to continue to invest in our platform as well as our operating, sales and servicing infrastructures in order to enhance our offering for existing customers and better attract new customers.

In the DCM principal market, we experienced a year-over-year decrease in revenue of $7.3 million, or 17.4%, from $41.9 million to $34.6 million, which primarily reflects the impact of reduced subscription renewal commitment levels, due to fewer primary loan syndications being conducted by our customer base in light of the deterioration in the credit markets in late 2008 and 2009. The reduced subscription renewal commitment levels were offset, in part, primarily by over-utilization of the lowered subscription commitments from existing customers and, to a lesser extent, business from new customers. We believe growth in this principal market will generally be in line with macroeconomic conditions and also reflect the maturity of this market in terms of organizations adopting services such as ours, as well as our current leading market position. We plan to optimize our growth opportunities in this market primarily through a focus on product development initiatives, which will allow us to expand our level of services provided to our existing customer base, attract customers away from our competition and allow us to enter adjacent and similar markets to expand our coverage.

As a percentage of total revenue, revenue from subscription arrangements grew from approximately 47% in 2008 to 57% in 2009. During the year ended December 31, 2009, our renewal rate with respect to these subscription customers, on a per-customer absolute dollar commitment basis, was 93%.

Cost of Revenue and Gross Margin

	Years Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2009	2008
Cost of revenue	$48,721	$56,161	$(7,440)	(13.2)%
Gross profit	91,978	87,240	4,738	5.4%
Gross margin	65.4%	60.8%	4.6%

Cost of revenue for the year ended December 31, 2009 decreased by $7.4 million, or 13.2%, to $48.7 million from $56.1 million for the year ended December 31, 2008. As a percentage of revenue, cost of revenue decreased to 34.6% for the year ended December 31, 2009, from 39.2% for the year ended December 31, 2008. The decrease in cost of revenue in 2009 was primarily driven by a decrease in amortization expense related to our definite-lived intangible assets. The decrease in intangible asset amortization expense primarily related to the scheduled amortization for developed technology, which is being amortized on an accelerated basis over its useful life, at a rate consistent with the expected future cash flows to be generated by this asset. The decrease in intangible asset amortization expense was also due to the fact that contractual revenue backlog, one of the components of the intangible asset portfolio, was fully amortized at December 31, 2008. The remainder of the decrease in cost of revenue was attributable to reduced headcount in service and operational departments representing the impact of our on-going investments in technology as well as a reflection of the overall adverse global market conditions and the replacement of full-time, domestic employees with third party off-shore contractors or service organizations. We also experienced decreases in scanning expenses, and related revenues, as our customers are increasingly using electronic data rather than hard-copy files that need to be scanned. These decreases were partially offset by an increase in the amortization of capitalized software costs, driven by the number of assets determined to be ready for their intended use and therefore capitalized and amortized over their estimated useful lives of three years. Additionally, our third generation IntraLinks Platform launched in September 2008 incurred a full year of amortization of the related capitalized software costs in 2009, compared to four months in 2008, thus contributing to the increase to cost of revenue in 2009.

Operating Expenses

	Years Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2009	2008
Product development	$14,222	$14,847	$(625)	(4.2)%
Sales and marketing	59,058	61,556	(2,498)	(4.1)%
General and administrative	20,556	19,209	1,347	7.0%
Restructuring costs	1,494	1,316	178	13.5%
Total operating expenses	$95,330	$96,928	$(1,598)	(1.6)%

Total operating expenses for the year ended December 31, 2009 decreased by $1.6 million, or 1.6%, to $95.3 million from $96.9 million for the year ended December 31, 2008. As a percentage of revenue, operating expenses remained relatively flat at 67.8% for the year ended December 31, 2009, compared to 67.6% for the year ended December 31, 2008.

Product Development

Product development expenses of $14.2 million for the year ended December 31, 2009 remained relatively flat as compared to $14.8 million for the year ended December 31, 2008, driven by consistent rates of spending during each of the years, respectively. Product development expenses as a percentage of revenue were 10.1% in 2009 compared to 10.4% in 2008.

	Years Ended December 31,
	2009	2008	Decrease	% Decrease
Capitalized software	$10,279	$12,391	$(2,112)	(17.0)%
Product development expense	14,222	14,847	(625)	(4.2)%
Total product development costs	$24,501	$27,238	$(2,737)	(10.0)%

In 2009, we incurred $24.5 million in total product development costs, including $10.3 million of capitalized software related to product development enhancements, compared to $27.2 million in 2008, which included $12.4 million of capitalized software related to product development enhancements. The decrease of $2.7 million, or 10.0%, in total product development costs reflects the higher level of capital spending in 2008 due to the completion and launch of our third generation IntraLinks Platform in September 2008. Total product development costs as a percentage of revenue was 17.4% in 2009 compared to 19.0% in 2008.

We consider investments in product development to be a fundamental prerequisite to expanding our presence in existing and potential new markets. The expenditures summarized above reflect our commitment to support our existing platform as well as to enhance its functionality and applicability for new markets and purposes.

Sales and Marketing

Sales and marketing expenses for the year ended December 31, 2009 decreased by $2.5 million, or 4.1% to $59.1 million from $61.6 million for the year ended December 31, 2008. Sales and marketing expenses as a percentage of revenue decreased slightly to 42.0% in 2009 from 42.9% in 2008. This decrease in sales and marketing expense was primarily driven by a decrease in amortization of intangible assets, which was in line with the amortization schedule determined at the time of the initial recognition of the assets. We also experienced decreases in marketing costs, driven by planned reductions in spending in this area, as well as a decrease in bad debt expense attributable to fewer bankruptcies and collection issues as compared to the prior year. The reduction of bad debt expense compared to the prior year is also a reflection of tighter controls around granting credit to customers, as well as increased and timelier collection efforts on our international accounts. The sales and marketing expenses outlined above are applied to both support our existing market share and customer base, as well as our growth initiatives such as promoting the use of our platform for new purposes and expanding our presence in new geographic regions.

General and Administrative

General and administrative expenses for the year ended December 31, 2009 increased by $1.3 million, or 7.0%, to $20.5 million from $19.2 million for the year ended December 31, 2008. General and administrative expenses as a percentage of revenue increased to 14.6% in 2009 from 13.4% in 2008. The increase in general and administrative expenses was attributable to increases in personnel-related costs due to the expansion of the finance, legal and human resources departments to properly align our resources in preparation of becoming a public company, and with regards to our plans for international expansion including new office locations in identified expansion regions on a global basis. Additionally, we expanded our facilities in both Boston and New York to accommodate headcount growth and new requirements. We also experienced increases in amortization of capitalized software, for reasons similar to those noted above, and depreciation expense on capital expenditures on leasehold improvements and equipment representing investments in our infrastructure to support the expansion and growth of our business. These increases were partially offset by a decrease in third party contractor costs driven by the impact of our decision to invest in our finance, legal and human resources departments, as previously noted, resulting in a decrease of third-party contractors in these areas.

Restructuring Costs

Our restructuring costs for the year ended December 31, 2009 were $1.5 million, or 1.1% of our revenue for the year ended December 31, 2009, compared to $1.3 million, or 0.9% of our revenue for the year ended December 31, 2008. The restructuring in 2009 accounted for employee severance and other employee-related termination costs and primarily involved a reorganization of our sales and sales supporting operation functions (the “2009 Plan”). The 2009 Plan was designed to enable us to operate more efficiently in a still uncertain economic environment and for continued expansion of our services into broader markets. The 2009 Plan encompassed approximately 60 employees that were terminated in 2009.

The restructuring in 2008 accounted for employee severance and other employee-related termination costs and involved a broad organizational streamlining, consolidating responsibilities in certain related functions and eliminating overlapping support functions (the “2008 Plan”). These changes were designed to streamline internal processes and to enable us to continue to be effective and efficient in meeting the needs of our organization and customers, given the impact of the depressed economic environment, particularly in the second-half of the year. Similar to the 2009 Plan, the 2008 Plan was also designed to position us for expansion of our services into broader markets. The 2008 Plan encompassed approximately 69 employees that were terminated in 2008.

Non-Operating Expenses

	Years Ended December 31,
	2009	2008	Increase	% Increase
Interest expense, net	$28,935	$28,234	$701	2.5%
Amortization of debt issuance costs	$1,872	$1,803	$69	3.8%
Other expense	$9,027	$271	$8,756	3231.0%

Interest Expense, Net

Interest expense, net for the year ended December 31, 2009 increased by $0.7 million, or 2.5%, to $28.9 million from $28.2 million for the year ended December 31, 2008. Interest expense, net represented 20.6% and 19.7% of revenue for the years ended December 31, 2009 and 2008, respectively. In our Consolidated Statements of Operations included elsewhere in this Form 10-K, Interest expense is shown net of Interest income. Interest income for the year ended December 31, 2009 decreased by $0.5 million, or 83.3%, to $0.1 million from $0.6 million for the year ended December 31, 2008. This decrease is attributable to the decrease in interest earned on our various investments in money market funds, commercial paper and U.S. treasury bonds (classified as cash equivalents on the Consolidated Balance Sheets, included elsewhere in this Form 10-K). The increase in interest expense of $0.2 million, was attributable to the scheduled increase in the interest rate on the PIK Loan (as defined within “— Liquidity and Capital Resources” below) in June 2009 from 12% to 13%, as per the credit agreement, offset by reduced interest expense on our First Lien Credit Facility as a result of scheduled debt repayments during the year. The effective interest rate on the PIK Loan for the year ended December 31, 2009 was 12.6%.

Amortization of Debt Issuance Costs

Amortization of debt issuance costs for the year ended December 31, 2009 remained relatively flat at $1.9 million, or 1.3% of our 2009 revenue. Debt issuance costs related to the Merger transaction are being amortized over the life of the loans.

Other Expense

Other expense for the year ended December 31, 2009 included a reclassification of $10.7 million from accumulated other comprehensive income (“AOCI”), within the Consolidated Balance Sheet included elsewhere in this Form 10-K, due to the determination that our interest rate swap no longer qualified for hedge accounting under the FASB’s standards. This amount represents cumulative fair value adjustments that were made through AOCI during the period that the hedge was determined to be effective for accounting purposes. From the date the hedge was determined to be ineffective to December 31, 2009, an offsetting gain of $2.3 million was recorded in “Other expense,” representing fair value adjustments to the interest rate swap, bringing the total charge related to the fair value adjustments on the interest rate swap to $8.4 million for the year ended December 31, 2009. We expect the fair value adjustments to the interest rate swap will continue to be recorded in “Other expense” through the end of the swap agreement in 2012.

Income Tax Benefit

For the year ended December 31, 2009, the income tax benefit of $18.4 million represented an effective tax rate of 42.6%, compared with the income tax benefit of $15.4 million, representing an effective tax rate of 38.5% for the year ended December 31, 2008. The increase in the income tax benefit of $3.0 million over the prior year was primarily related to the research and development tax credit taken in 2009, for which we had no comparable benefits in the prior year.

Quarterly Results of Operations

The following tables set forth selected unaudited quarterly statements of operations data for the eight quarters ended December 31, 2010. The information for each of these quarters has been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Form 10-K and, in the opinion of management, includes all adjustments necessary for the fair presentation of the results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. These quarterly operating results are not necessarily indicative of our operating results for any future period.

	Three Months Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Consolidated Statement of Operations Data:
Enterprise	$11,597	$12,362	$14,865	$16,529	$18,017	$19,717	$22,082	$22,951
M&A	13,811	11,725	11,483	13,722	14,201	16,224	18,153	20,026
DCM	9,215	8,776	4,689	8,925	7,713	8,468	7,639	9,141
Total Revenue	34,623	32,863	34,037	39,176	39,931	44,409	47,874	52,118
Cost of revenue	14,157	12,692	10,619	11,253	11,476	11,555	11,916	12,549
Gross profit	20,466	20,171	23,418	27,923	28,455	32,854	35,958	39,569
Gross margin	59.1%	61.4%	68.8%	71.3%	71.3%	74.0%	75.1%	75.9%
Operating expenses:
Product development	3,126	2,890	2,764	5,442	4,283	4,461	5,030	4,179
Sales and marketing	14,137	13,806	15,130	15,985	19,020	19,106	20,130	20,995
General and administrative	4,345	5,196	5,099	5,916	5,510	7,595	7,234	8,096
Restructuring costs	48	245	45	1,156	—	—	—	—
Total operating expenses	21,656	22,137	23,038	28,499	28,813	31,162	32,394	33,270
(Loss) income from operations	(1,190)	(1,966)	380	(576)	(358)	1,692	3,564	6,299
Interest expense, net	7,000	7,025	7,405	7,505	7,028	7,109	5,862	4,725
Amortization of debt issuance costs	477	473	464	458	457	457	1,111	1,059
Loss on extinguishment of debt	—	—	—	—	—	—	4,974	—
Other expense (income)(1)	11,162	(1,461)	625	(1,299)	73	(361)	(919)	(1,515)
Net (loss) income before income tax	(19,829)	(8,003)	(8,114)	(7,240)	(7,916)	(5,513)	(7,464)	2,030
Income tax (benefit) provision(2)	(7,710)	(2,922)	(5,175)	(2,608)	(2,438)	(1,568)	(3,433)	1,012
Net (loss) income(2)	$(12,119)	$(5,081)	$(2,939)	$(4,632)	$(5,478)	$(3,945)	$(4,031)	$1,018
Adjusted EBITDA(3)	$12,716	$11,334	$10,751	$10,291	$11,829	$14,189	$16,668	$19,865
Adjusted EBITDA margin	36.7%	34.5%	31.6%	26.3%	29.6%	32.0%	34.8%	38.1%

(1)	For the three month period ended March 31, 2009, “Other expense,” included a $10.7 million loss representing accumulated fair value adjustments to our interest rate swap, due to the de-designation of this derivative instrument in the first quarter of 2009. Prior to the first quarter of 2009 the fair value adjustments to the interest rate swap were recorded to “Accumulated Other Comprehensive Income (Loss)” on the Consolidated Balance Sheets, in accordance with the FASB’s authoritative guidance on hedge accounting. In periods subsequent to the first quarter of 2009, the fair value adjustments to our interest rate swap are reflected in “Other expense (income)” within the Consolidated Statements of Operations. For additional details regarding the accounting treatment of our interest rate swap, see Note 8 to the Consolidated Financial Statements, contained elsewhere in this Form 10-K.

(2)	During the financial close process for the year ended December 31, 2010, we identified an error totaling approximately $1.5 million, representing a reduction of the income tax benefit recorded as a discrete item during the three months ended September 30, 2010, related to a change in the apportionment methodology used to determine our state tax liability. The results of operations for the three months ended September 30, 2010, as presented in the table above, have been revised to reflect the correction of this error in the proper period. We believe that the adjustment noted above was not material to the consolidated financial statements for the period in which the error originated and therefore we have not restated our historical consolidated interim financial statements for this period. These revisions will be presented prospectively in future filings.
(3)	The table below provides a reconciliation between the non-U.S. GAAP financial measure of Adjusted EBITDA discussed above to the comparable U.S. GAAP measure of net (loss) income. For additional details regarding non-GAAP disclosures, refer to “Non-GAAP Financial Measures” contained elsewhere within this Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Three Months Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Net (loss) income(1)	$(12,119)	$(5,081)	$(2,939)	$(4,632)	$(5,478)	$(3,945)	$(4,031)	$1,018
Interest expense, net	7,000	7,025	7,405	7,505	7,028	7,109	5,862	4,725
Income tax (benefit) provision(1)	(7,710)	(2,922)	(5,175)	(2,608)	(2,438)	(1,568)	(3,433)	1,012
Depreciation and amortization	2,963	2,923	2,724	2,957	3,345	4,262	4,531	4,844
Amortization of intangible assets	10,527	9,976	7,218	7,218	7,218	7,208	7,157	7,158
Stock-based compensation expense	416	401	429	692	753	991	1,102	1,369
Amortization of debt issuance costs	477	473	464	458	457	457	1,111	1,059
Loss on extinguishment of debt	—	—	—	—	—	—	4,974
Other expense (income)	11,162	(1,461)	625	(1,299)	73	(361)	(919)	(1,515)
Costs related to initial public and follow-on offerings	—	—	—	—	871	36	314	195
Adjusted EBITDA	$12,716	$11,334	$10,751	$10,291	$11,829	$14,189	$16,668	$19,865

(1)	See footnote (2) above

Our total quarterly revenue has increased sequentially in six of the seven quarter-over-quarter comparisons presented. Over the periods presented, our total quarterly revenue has grown from $34.6 million in the first quarter of 2009 to $52.1 million for the fourth quarter of 2010, representing a 50.6% increase. We have continued to generate record levels of total revenue since the fourth quarter of 2009, most recently achieving total revenues of $52.1 million in the fourth quarter of 2010.

This sequential growth in revenues quarter-over-quarter has been led by a significant growth in our Enterprise principal market followed by the M&A principal market. As a result of new customers as well as larger commitments from existing customers, revenue from our Enterprise principal market grew 98%, increasing sequentially from the first quarter of 2009 through to the fourth quarter of 2010. The growth of the Enterprise principal market reflects our efforts to broaden our service offering, and to better serve customer needs, while widening our geographic focus and coverage through adding additional sales executives and marketing resources to take advantage of the large opportunity. Stronger deal flow together with a recovery in contract value combined to drive 46% revenue growth in our M&A principal market, increasing sequentially between the fourth quarter of 2009 and the fourth quarter of 2010. In 2010 we initiated 2,467 new merger and acquisition transactions compared to 1,800 in 2009. These increases in M&A and Enterprise principal market revenue are a result of the increase in demand for our services amid signs of a global economic recovery. Revenues related to our DCM principal market were generally flat over the periods presented. The recovery of our DCM principal market to pre-recession levels has been slower with more variability than the M&A principal market, reflecting the nature of underlying market conditions and the maturity of the sector in terms of our market share and subscription commitment levels.

Quarterly Gross Profit and Gross Margin Trends

Gross profit increased sequentially in six of the seven quarter-over-quarter comparisons presented. Over the period presented, our total quarterly gross profit has grown from $20.5 million for the first quarter of 2009 to $39.6 million for the fourth quarter of 2010, representing a 93% increase. With a return to revenue growth in the third quarter of 2009, gross margin growth was also driven by the ongoing impact of a lower cost operating environment, including greater use of technology and outsourced services and a larger customer base over which to spread related costs. We achieved record levels of gross profit in the fourth quarter of 2009 of $27.9 million, which was in line with record revenues in the same period, and again for each sequential quarter through to the fourth quarter of 2010. Record levels of gross profit of $39.6 million in the fourth quarter of 2010 was also in line with record revenues achieved in the same period.

Corresponding gross margins also increased sequentially in six of the seven quarter-over-quarter comparisons presented. In the fourth quarter of 2009 we achieved a gross margin of 71.3%, a previous record, which grew to 75.9% in the fourth quarter of 2010. Gross margin performance was the result of the recent growth of revenue in our Enterprise principal market, as well as the improved operational efficiencies described above. However, we expect to continue to invest in service personnel and other growth initiatives and therefore gross margins may not increase substantially or at all in future periods.

Quarterly Operating Expenses Trends

The improved operating results in the first half of 2009, led us to increase our investments in sales and marketing and product development in the latter half of that year. We continued to invest in our sales and marketing and product development efforts throughout 2010. Over the period presented, the largest quarter-to-quarter increase in operating expenses was in the fourth quarter of 2009 and was primarily due to (i) increased expenses for sales commissions and bonus accruals, reflecting the strong sales performance for the fourth quarter of 2009, (ii) restructuring costs incurred during that period as we continued to reorganize to better support the Enterprise principal market and (iii) incurrence of costs relating to our efforts to become a public company. Additionally, the $5.0 million increase in sales and marketing expenses from the fourth quarter of 2009 to the fourth quarter of 2010 largely reflected the impact of expanded external marketing communications initiatives, as well as ongoing personnel-related costs related to an expanded sales organization.

Seasonality

Renewal dates for our subscription contracts are typically spread over the course of the year. We generally experience a greater concentration of renewals in the second and fourth fiscal quarters. However, since our revenues are recognized ratably over the related service period and contracts are generally invoiced in advance either annually or on a quarterly basis over the contract period, the impact on our revenue is not material. We do experience seasonality in our cash flows used in operating activities in the first quarter of each year, which is described in more detail in “Liquidity and Capital Resources — Operating Activities” below.

Geographical Concentrations

We operate globally with approximately 65% of total revenues derived from customers located within the United States and the remaining 35% derived from customers located internationally. Revenue derived from customers located in the United Kingdom during the years ended December 31, 2010, 2009, and 2008 was $19.2 million, $15.6 million and $17.0 million, or 10.4%, 11.1% and 11.8%, of total revenue, respectively. No other individual foreign country accounted for more than 10% of our revenue during these periods. We hold fixed assets in three locations: the United States, United Kingdom and Brazil. No country outside of the United States holds greater than 10% of our total fixed assets.

Liquidity and Capital Resources

	Years Ended December 31,
	2010	2009	2008
Cash and cash equivalents	$50,467	$30,481	$24,671
Cash provided by operating activities	$35,564	$25,072	$23,657
Cash used in investing activities	(19,541)	(15,984)	(14,395)
Cash provided by (used in) financing activities	3,751	(3,235)	(2,224)
Effect of exchange rates on cash and cash equivalents	212	(43)	(38)
Net increase in cash and cash equivalents	$19,986	$5,810	$7,000

Since inception, we have financed our operations primarily through private sales of equity securities, credit facilities and more recently through cash generated from operations. We currently use the net cash generated from operations to fund our working capital needs and our capital expenditure requirements. Our available financing arrangements include a $15.0 million revolving line of credit, of which $12.6 million is available to us as of December 31, 2010, term loans and credit agreements with financial institutions and vendor financing arrangements. At December 31, 2010, we had approximately $50.5 million in cash and cash equivalents and $37.1 million in accounts receivable, net of allowances for doubtful accounts and credit reserves. We believe that we have sufficient cash resources to continue in operation for at least the next 12 months.

In connection with our initial public offering in August 2010 and the exercise by the underwriters of the related over-allotment option shortly thereafter, we received total net proceeds of approximately $144.8 million after deducting underwriting discounts and commissions. In December 2010, in connection with our follow-on public offering, we received net proceeds of $38.0 million after deducting underwriting discounts and commissions.

We used substantially all of the net proceeds of our public offerings to repay indebtedness. We used the net proceeds from our initial public offering to first reduce our outstanding indebtedness under the PIK Loan, with a portion of the remaining proceeds, as well as the proceeds from the underwriters’ exercise of their over-allotment option, to repay Tranche B and Tranche C of the Second Lien Credit Facility, on a pro rata basis. The net proceeds from the follow-on offering were used to pay the remaining outstanding balance of the Second Lien Credit Facility. This overall reduction of our outstanding indebtedness is expected to significantly reduce our total interest expense incurred in future periods.

The credit markets have experienced disruption that reached unprecedented levels during late 2008 and 2009. The disruption in the financial markets has affected some of the financial institutions with which we do business. A continued, sustained decline in the stability of these financial institutions could adversely affect our access to financing, as well as our revenue growth (due to our customer base in the DCM and M&A principal markets). Additionally, if the national or global economy or credit market conditions in general were to deteriorate further, it is possible that such changes could adversely affect our ability to obtain external financing or to refinance our existing indebtedness.

Operating Activities

Cash flows provided by operating activities during the year ended December 31, 2010 were $35.6 million, primarily driven by $40.8 million in cash generated by operations, partially offset by a net decrease in our operating assets and liabilities of $5.2 million. This net decrease in operating assets and liabilities primarily consisted of: (i) an $11.7 million increase in accounts receivable, partially offset by $11.4 million increase in deferred revenue, driven by an increase in business activity during the period, (ii) a $4.7 million decrease in accounts payable due to timing of payments, (iii) a $3.1 million increase in prepaid expenses and other assets primarily related to the timing of contractual and statutory obligations, offset by (iv) an increase of $2.7 million of accrued expenses and other liabilities driven by timing of payments. Cash flows provided by operating activities of $35.6 million were inclusive of a net loss of $12.4 million, offset by total non-cash charges of $53.2 million. Significant non-cash adjustments to net loss included: (i) amortization of intangible assets of $28.7 million, (ii) depreciation and amortization of $17.0 million, (iii) non-cash interest expense totaling $5.6 million, (iv) a $5.0 million loss on extinguishment of debt, (v) $4.2 million of stock-based compensation expense, (vi) $3.0 million in amortization of debt issuance costs, offset by (vii) a change in deferred taxes of $7.9 million and (viii) an increase in the fair value of our interest rate swap of $2.8 million.

Cash flows provided by operating activities during the year ended December 31, 2009 were $25.1 million, primarily driven by $24.1 million in cash generated by operations, as well as a contribution of $1.0 million from operating assets and liabilities consisting of: (i) a $4.7 million increase in accounts payable related to invoices received late in the year but not yet paid at December 31, 2009 and (ii) a $1.7 million increase in deferred revenue driven by the growth of the business, partially offset by (iii) a $3.5 million increase in accounts receivable due to increased invoicing and (iv) a $2.4 million increase in prepaid expenses and other assets due to increased deposits and prepayments on future business commitments. Cash flows provided by operating activities of $25.1 million were inclusive of a net loss of $24.8 million, offset by total non-cash charges of $48.9 million. Significant non-cash adjustments to net loss included: (i) amortization of intangible assets of $34.9 million, (ii) depreciation and amortization of $11.6 million, (iii) non-cash interest expense of $8.7 million, (iv) a decrease in the fair value of our interest rate swap of $8.4 million, offset by (v) change in deferred taxes of $19.3 million.

As a result of certain changes made to the swap agreement in March 2009 (including a reduction of the fixed rate from 5.43% to 5.25%), we no longer qualified to use hedge accounting under the FASB standard, and therefore recorded an initial loss of $10.7 million, reflected in “Other (income) expense” in our Consolidated Statement of Operations for the year ended December 31, 2009, included elsewhere in this Form 10-K. The loss of $10.7 million represented the total amount of fair value adjustments recorded to “Accumulated other comprehensive (loss) income” from the inception of the swap agreement through the date of the hedge de-designation. We incurred an offsetting gain of $2.3 million, representing net fair value adjustments from the date of de-designation through December 31, 2009, bringing the total impact on our 2009 results of operations to $8.4 million. At the inception of the swap agreement in 2007, the interest rate swap was designated as a cash flow hedge, with changes in fair value recorded through “Accumulated other comprehensive (loss) income”, a component of stockholders’ (deficit) equity within the Consolidated Balance Sheet.

Cash flows provided by operating activities during the year ended December 31, 2008 were $23.7 million, primarily driven by $26.6 million in cash generated by operations, partially offset by a $2.9 million net decrease in operating assets and liabilities. The $2.9 million net decrease in operating assets and liabilities consisted of a $5.4 million decrease in accrued expenses and other liabilities, driven by timing of interest payments year-over-year, partially offset by a decrease of restricted cash of $2.1 million related to the vesting of cash-based awards to employees. Cash flows provided by operating activities of $23.7 million were inclusive of a net loss of $24.6 million, offset by total non-cash charges of $51.2 million. Significant non-cash adjustments to net loss included: (i) amortization of intangible assets of $44.6 million, (ii) depreciation and amortization of $4.6 million, (iii) $3.8 million of stock-based compensation expense, (iv) non-cash interest expense of $10.5 million, partially offset by (v) a change in deferred taxes of $16.5 million.

Investing Activities

Currently, our investing activities primarily relate to our investment in the business through capital expenditures for network infrastructure and investments in software development. Cash used in investing activities for the years ended December 31, 2010, 2009 and 2008 was $19.5 million, $16.0 million and $14.4 million, respectively. Cash used in investing activities related to capital expenditures for infrastructure during the years ended December 31, 2010, 2009 and 2008 was $6.9 million, $5.8 million and $3.0 million, respectively. Investments in capitalized software development costs for the years ended December 31, 2010, 2009 and 2008 were $16.1 million, $10.2 million and $12.4 million, respectively. We anticipate future capital expenditures and investments in our software development may increase in future periods, however, due to restrictive covenants in our First Lien Credit Facility, future capital expenditures are not expected to exceed $25.0 million on an annual basis. Additionally, purchases of investments during the year ended December 31, 2010 totaled $4.3 million and consisted primarily of bank time deposits with maturities greater than three months. Sales of investments during the year ended December 31, 2010 totaled $7.8 million and consisted primarily of redemptions of our ARS and maturities of the bank time deposits purchased during the year. Additionally, in the year ended December 31, 2008, there were $1.0 million in ARS redemptions.

Financing Activities

Cash flows provided by financing activities for the year ended December 31, 2010 were $3.8 million, primarily consisting of $182.8 million in net proceeds from our initial public offering and follow-on offering, including the underwriters’ exercise of their over-allotment option, partially offset by $171.5 million in payments made on our outstanding long-term debt, including the repayment of all outstanding indebtedness under the PIK Loan and Second Lien Credit Facility, as well as a $4.1 million prepayment penalty on the PIK Loan during the year ended December 31, 2010. Additionally, in the year ended December 31, 2010 we paid $1.7 million in arrangement and amendment fees relating to debt financing costs. Cash flows used in financing activities for the year ended December 31, 2009 were $3.2 million, primarily consisting of $3.2 million of principal payments on our outstanding long-term debt.

As described in Note 8 to our consolidated financial statements set forth in Item 8 of this Form 10-K, on May 14, 2010, we entered into an agreement with our lenders to amend the First Lien Credit Facility and Second Lien Credit Facility. The purpose of the amended credit agreements was to allow us to use the net proceeds from our initial public offering for the repayment in full of the PIK Loan under the Holdings Senior PIK credit agreement and for the repayment of the Tranche B and Tranche C term loans under the Second Lien Credit Facility on a pro rata basis. Under the terms of the original First and Second Lien Credit Facilities, we were restricted with regards to repayment preference. The amendment of the First Lien Credit Facility included updated terms on the interest rate, including a floor of 1.5% (should we elect the Eurodollar Rate option) plus 4.50% per annum, or 4.25% per annum provided that at any time our corporate credit rating of B1 (stable) or higher from Moody’s and at least B+ (stable) from Standard & Poor’s. The amendment of the Second Lien Credit Facility included updated terms on the interest rate of the Tranche C term loan, including a floor of 2.0% (should we elect the Eurodollar Rate option) plus 6.50% per annum. The updated interest rates under the amended credit agreements became effective immediately following the consummation of our initial public offering, which occurred on August 11, 2010. On November 24, 2010, we entered into an agreement with our lenders on the First Lien Credit Facility to allow for the repayment of the remainder of the outstanding balance of the Second Lien Credit Facility using the net proceeds from the follow-on stock offering.

The First Lien Credit Facility provides for term loans in the aggregate principal amount of $135.0 million, with quarterly installment payments equal to 0.25% of the initial principal balance due on the last day of each quarter, which commenced on September 30, 2007 and continues for 27 installments, with the balance due in a final installment on June 15, 2014. Additionally, the First Lien Credit Facility includes a requirement for mandatory prepayments of 50% of our excess free cash flow as measured on an annual basis. Excess free cash flow is generally defined as our adjusted EBITDA less debt service costs, capital expenditures, current income taxes paid and any cash security deposits made in respect of leases for office space, as adjusted for changes in our working capital. As a result of our fiscal 2009 excess free cash flow, we made a mandatory prepayment on April 1, 2010 of approximately $1.2 million under the First Lien Credit Facility. The term loans under the First Lien Credit Facility bear interest at the higher of the Eurodollar Rate (as defined in the credit agreement) or 1.50%, plus 4.25% per annum, which was 5.75% at December 31, 2010. Interest payments on the First Lien Credit Facility are due on the last business day of each month. The First Lien Credit Facility also provides for a $15.0 million revolving line of credit, of which $12.6 million was unused as of December 31, 2010. As of December 31, 2010, $1.6 million of the revolving line of credit was reserved for standby letters of credit for several of the operating lease agreements related to our various office locations, and an additional $0.8 million of the revolving line of credit was reserved for a standby letter of credit related to our corporate charge card utilized by executives and certain other employees.

The First Lien Credit Facility is secured by security interests and liens against all of our assets, including a pledge of 100% of the equity interests in our domestic subsidiaries and an obligation to pledge 65% of the equity interests in our direct foreign subsidiaries.

All obligations under the First Lien Credit Facility are unconditionally guaranteed by our direct and indirect domestic subsidiaries. These guarantees are secured by substantially all the present and future property of the guarantors.

Cash paid for interest on the loans described above, during the years ended December 31, 2010 and 2009, was $16.7 million and $20.1 million, respectively.

Due to the continued positive operating performance of our business and the absence of any acquisition activity, we have not needed to borrow additional amounts under our credit facilities or obtain additional financing to fund operations and capital expenditures.

Covenants

The borrowings under the First Lien Credit Facility are subject to certain affirmative and negative covenants, both financial and non-financial. These covenants include the timely submission of audited financial statements to the lender, as well as customary restrictions on certain activities, including the following, which are subject to lender approval, with certain exceptions:

•	incurring additional indebtedness;
•	creating liens or other encumbrances on our assets;
•	engaging in merger or acquisition transactions;
•	capital expenditures;
•	making investments; and
•	entering into asset sale agreements or paying dividends or making distributions on and in certain cases, repurchasing our stock.

Additionally, the borrowings (including the available revolving line of credit under the First Lien Credit Facility) contain a financial covenant limiting our senior secured debt to Consolidated EBITDA (as defined under the First Lien Credit Facility) ratio for the trailing four quarters to 6.5 to 1.0 as of the last day of each fiscal quarter through the maturity date. Our senior secured debt to Consolidated EBITDA ratio at December 31, 2010 was 2.0. We were in compliance with all of these covenants as of December 31, 2010. These agreements also contain customary events of default, including, but not limited to, cross-defaults among these agreements. Although we currently expect to remain in compliance with these existing covenants, any breach of these covenants or a change in control could result in a default, and subsequent cross-defaults, under the credit agreements, which could cause all of the outstanding indebtedness to become immediately due and payable and terminate all commitments to extend further credit.

Contractual Obligations and Commitments

The following table sets forth, as of December 31, 2010, certain significant cash obligations that will affect our future liquidity.

	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 years
Long-term debt, including current portion	$127,236	$1,350	$2,700	$123,186	$—
Interest on long-term debt	29,953	11,763	14,807	3,383	—
Operating leases	25,208	2,063	4,755	5,429	12,961
Third-party hosting commitments	9,628	3,054	6,574	—	—
Total	$192,025	$18,230	$28,836	$131,998	$12,961

Long-Term Debt and Interest on Long-Term Debt

Cash obligations on long-term debt, presented in the table above, represent scheduled principal payments due in each respective period.

Interest on long-term debt consists of expected interest payments on the First Lien Credit Facility through its maturity date, based on assumptions regarding the amount of debt outstanding and assumed interest rates. The assumed interest rate on the First Lien Credit Facility was 5.75%, representing a 1.5% LIBOR floor plus 4.25% spread. In addition, this amount reflects the impact of the interest rate swap on the variable rate debt, for which we expect to pay a fixed rate of 5.25% through June 2012.

Operating Leases and Service Obligations

Our principal commitments consist of obligations under operating leases for office space in New York, NY, Boston, MA, London, UK, Chicago, IL, Sao Paolo, Brazil, Paris, France and Hong Kong which expire in July 2011 (see below for details regarding execution of new lease beginning August 2011), December 2015, June 2013, April 2013, January 2012, May 2011 and March 2011, respectively. Rent is amortized on a straight-line basis over the applicable lease terms. Our office space lease obligations may increase as a result of customary contractual escalation clauses or if we enter into new agreements to lease additional office space. In December 2009, we executed a new 10 year lease directly with the landlord for our corporate headquarters in New York, New York. Currently we occupy the space under a sublease arrangement that expires immediately prior to the time the new lease takes effect. The new lease begins in August 2011 for 10 years and provides for approximately 12 months of initial free rent and an allowance from the landlord to be used for office improvements and certain other payments of approximately $1.9 million. The present value of the future minimum lease payments of the new lease is included in the above table.

Service obligations consist of our commitments to our third-party hosting provider, which expire in December 2013. Our hosting obligations are largely impacted by service expansion requirements in line with the growth of our business.

Uncertain Tax Positions

In addition to the above, our uncertain tax positions are included within “other long term liabilities” on the consolidated balance sheet. We have classified these uncertain tax positions as long-term, as we do not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

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

We believe the accounting policies and estimates discussed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K reflect our more significant judgments and estimates used in the preparation of the consolidated financial statements. There have been no material changes to the critical accounting policies and estimates as filed in such report.

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

Recently Adopted Accounting Pronouncements

We refer to Note 2 to the Consolidated Financial Statements for discussion regarding the expected impact of the adoption of certain accounting pronouncements on future period consolidated financial statements.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion should be read together with our consolidated financial statements and related notes to consolidated financial statements included elsewhere in this Annual Report.

Interest Rate Sensitivity

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash and cash equivalents and investments in a variety of securities, including bank time deposits, money market funds, and U.S. treasuries. A 10% decrease in interest rates in the years ended December 31, 2010 and 2009, would not have had a material impact (on a total dollar basis) on our interest income during those periods, respectively, due to the immateriality of the interest income generated by our investments during those periods.

We maintain an interest rate swap agreement that, as of December 31, 2010, fixed the interest rate on 90% of our variable rate debt. The fair value of the interest rate swap derivative is measured based on dealer quotes and a credit valuation adjustment to reflect our credit risk. The fair value measurement of the swap may fluctuate considerably from period-to-period due to volatility in underlying interest rates, which is driven by market conditions and the duration of the swap. For the years ended December 31, 2010 and 2009, a 10% increase or decrease in interest rates would have resulted in an increase or decrease of less than $0.1 million to “Other (income) expense,” within our consolidated statement of operations.

Foreign Currency Exchange Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pounds Sterling and the Euro. During the year ended December 31, 2010, approximately 35% of our revenues were generated from sales across 60 countries outside of the United States. However, for the year ended December 31, 2010, only 17%, of the contracts we entered into with our customers were based in foreign currency. Comparatively, during the year ended December 31, 2009, approximately 33% of our revenues were generated from sales across 61 countries outside of the United States. However, for the year ended December 31, 2009, only 8% of the contracts we entered into with our customers were based in foreign currency. Additionally, during the years ended December 31, 2010 and 2009, approximately 25% and 15%, respectively, of our expenses were incurred in foreign currency. However, to date, we have not entered into any foreign currency hedging contracts, since exchange rate fluctuations have had little impact on our operating results and cash flows. For the years ended December 31, 2010 and 2009, we incurred foreign currency transaction losses of $0.4 million and $0.6 million, which represents less than 1% of our revenues for the same periods.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Financial Statements of IntraLinks Holdings, Inc.

Page
Report of Independent Registered Public Accounting Firm	74
Consolidated Balance Sheets as of December 31, 2010 and 2009	75
Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008	76
Consolidated Statements of Changes in Preferred Stock and Stockholders’ (Deficit) Equity and Comprehensive (Loss) Income for the years ended December 31, 2010, 2009 and 2008	77
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008	80
Notes to Consolidated Audited Financial Statements	81
Financial Statement Schedule:
Schedule II — Valuation and Qualifying Accounts	112

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of IntraLinks Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in preferred stock and stockholders’ (deficit) equity and comprehensive (loss) income, and cash flows, present fairly, in all material respects, the financial position of IntraLinks Holdings, Inc. and its subsidiaries at December 31, 2010, and 2009, and the results of their operations and their cash flows for the years ended December 31, 2010, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 22, 2011

INTRALINKS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and per Share Data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$50,467	$30,481
Restricted cash	—	87
Accounts receivable, net of allowances of $2,418 and $2,470, respectively	37,137	25,898
Investments	—	3,414
Deferred taxes	18,264	6,979
Prepaid expenses	5,916	5,880
Other current assets	2,457	475
Total current assets	114,241	73,214
Fixed assets, net	8,075	7,064
Capitalized software, net	25,676	20,734
Goodwill	215,478	215,478
Other intangibles, net	160,863	189,604
Other assets	2,022	3,247
Total assets	$526,355	$509,341
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,191	$8,870
Accrued expenses and other current liabilities	22,444	21,958
Deferred revenue	38,043	26,795
Total current liabilities	64,678	57,623
Long term debt	125,886	290,513
Deferred taxes	46,103	42,719
Other long term liabilities	2,244	4,040
Total liabilities	238,911	394,895
Commitments and contingencies (Note 15)
Redeemable convertible preferred stock:
Series A $0.001 par value, 0 and 36,000,000 shares authorized at December 31, 2010 and 2009, respectively; 0 and 35,864,887 shares issued and outstanding (liquidation preference of $0 and $176,604) as of December 31, 2010 and December 31, 2009, respectively	—	176,478
Stockholders’ equity (deficit):
Undesignated Preferred Stock, $0.001 par value; 10,000,000 and 0 shares authorized at December 31, 2010 and 2009, respectively; 0 shares issued and outstanding as of December 31, 2010 and December 31, 2009	—	—
Common stock, $0.001 par value; 300,000,000 and 41,000,000 shares authorized at December 31, 2010 and 2009, respectively; 52,387,374 and 3,152,669 shares issued and outstanding as of December 31, 2010 and December 31, 2009, respectively	52	3
Additional paid-in capital	365,962	4,302
Accumulated deficit	(78,813)	(66,377)
Accumulated other comprehensive income	243	40
Total stockholders’ equity (deficit)	287,444	(62,032)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$526,355	$509,341

The accompanying notes are an integral part of these consolidated financial statements.

INTRALINKS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and per Share Data)

	Years Ended December 31,
	2010	2009	2008
Revenue	$184,332	$140,699	$143,401
Cost of revenue	47,496	48,721	56,161
Gross profit	136,836	91,978	87,240
Operating expenses:
Product development	17,953	14,222	14,847
Sales and marketing	79,251	59,058	61,556
General and administrative	28,435	20,556	19,209
Restructuring costs (Note 14)	—	1,494	1,316
Total operating expenses	125,639	95,330	96,928
Income (loss) from operations	11,197	(3,352)	(9,688)
Interest expense, net	24,724	28,935	28,234
Amortization of debt issuance costs	3,084	1,872	1,803
Loss on extinguishment of debt	4,974	—	—
Other (income) expense, net	(2,722)	9,027	271
Net loss before income tax	(18,863)	(43,186)	(39,996)
Income tax benefit	(6,427)	(18,415)	(15,398)
Net loss	$(12,436)	$(24,771)	$(24,598)
Net loss per common share – basic and diluted	$(0.58)	$(15.38)	$(25.54)
Weighted average number of shares used in calculating net loss per common share – basic and diluted	21,310,284	1,611,090	963,019

The accompanying notes are an integral part of these consolidated financial statements.

INTRALINKS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK AND
STOCKHOLDERS’ (DEFICIT) EQUITY AND COMPREHENSIVE (LOSS) INCOME
(In Thousands, Except Share and per Share Data)

	Series A Redeemable Convertible Preferred Stock				Common Stock
	Shares	Amount	Additional Paid-in Capital	Total	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
Balance at January 1, 2008	36,000,000	$36	$173,715	$173,751	2,116,804	$2	$1,205	$(17,008)	$(4,201)	$(20,002)
Foreign currency translation adjustment net of tax $194	—	—	—	—	—	—	—	—	301	301
Unrealized loss on derivatives, net of tax $(1,201)	—	—	—	—	—	—	—	—	(1,865)	(1,865)
Net loss	—	—	—	—	—	—	—	(24,598)	—	(24,598)
Total comprehensive loss for 2008	—	—	—	—	—	—	—	—	—	(26,162)
Forfeiture of Restricted Series A Preferred Stock	(106,295)	—	(522)	(522)	—	—	—	—	—	—
Forfeiture of unvested Restricted Common Stock	—	—	—	—	(6,250)	—	—	—	—	—
Issuance of Restricted Common Stock	—	—	—	—	740,000	1	(1)	—	—	—
Exercise of stock options for Common Stock	—	—	—	—	4,607	—	1	—	—	1
Stock-based compensation expense	—	—	2,762	2,762	—	—	1,552	—	—	1,552
Balance at December 31, 2008	35,893,705	$36	$175,955	$175,991	2,855,161	$3	$2,757	$(41,606)	$(5,765)	$(44,611)

The accompanying notes are an integral part of these consolidated financial statements.

INTRALINKS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK AND
STOCKHOLDERS’ (DEFICIT) EQUITY AND COMPREHENSIVE (LOSS) INCOME – (Continued)
(In Thousands, Except Share and per Share Data)

	Series A Redeemable Convertible Preferred Stock				Common Stock
	Shares	Amount	Additional Paid-in Capital	Total	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
Balance at January 1, 2009	35,893,705	$36	$175,955	$175,991	2,855,161	$3	$2,757	$(41,606)	$(5,765)	$(44,611)
Foreign currency translation adjustment, net of tax $(123)	—	—	—	—	—	—	—	—	(214)	(214)
Recognized loss on derivatives, net of tax $4,634	—	—	—	—	—	—	—	—	6,019	6,019
Net loss	—	—	—	—	—	—	—	(24,771)	—	(24,771)
Total comprehensive loss for 2008	—	—	—	—	—	—	—	—	—	(18,966)
Forfeiture of Restricted Series A Preferred Stock	(28,818)	—	(142)	(142)	—	—	—	—	—	—
Forfeiture of unvested Restricted Common Stock	—	—	—	—	(18,125)	—	—	—	—	—
Issuance of Restricted Common Stock	—	—	—	—	256,250	—	—	—	—	—
Exercise of stock options for Common Stock	—	—	—	—	59,383	—	94	—	—	94
Stock-based compensation expense	—	—	629	629	—	—	1,451	—	—	1,451
Balance at December 31, 2009	35,864,887	$36	$176,442	$176,478	3,152,669	$3	$4,302	$(66,377)	$40	$(62,032)

The accompanying notes are an integral part of these consolidated financial statements.

INTRALINKS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK AND
STOCKHOLDERS’ (DEFICIT) EQUITY AND COMPREHENSIVE (LOSS) INCOME – (Continued)
(In Thousands, Except Share and per Share Data)

	Series A Redeemable Convertible Preferred Stock				Common Stock
	Shares	Amount	Additional Paid-in Capital	Total	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
Balance at January 1, 2010	35,864,887	36	176,442	176,478	3,152,669	$3	$4,302	$(66,377)	$40	$(62,032)
Foreign currency translation adjustment, net of tax $69	—	—	—	—	—	—	—	—	203	203
Net loss	—	—	—	—	—	—	—	(12,436)	—	(12,436)
Total comprehensive loss for the year ended December 31, 2010	—	—	—	—	—	—	—	—	—	(12,233)
Forfeiture of Restricted Series A Preferred Stock	(1,618)	—	(8)	(8)	—	—	—	—	—	—
Proceeds from initial public offering	—	—	—	—	11,000,000	11	132,979	—	—	132,990
Conversion of Preferred Stock to Common Stock	(35,863,269)	(36)	(176,560)	(176,596)	35,101,716	35	176,561	—	—	176,596
Proceeds from underwriters’ overallotment shares	—	—	—	—	980,000	1	11,847	—	—	11,848
Proceeds from follow-on offering	—	—	—	—	2,000,000	2	37,998	—	—	38,000
Offering costs paid in connection with IPO and follow-on offering	—	—	—	—	—	—	(2,548)	—	—	(2,548)
Forfeiture of unvested Restricted Common Stock	—	—	—	—	(122,143)	—	—	—	—	—
Exercise of stock options for Common Stock	—	—	—	—	256,136	—	516	—	—	516
Issuance of common stock in connection with employee stock purchase plan	—	—	—	—	18,996	—	210	—	—	210
Stock-based compensation expense	—	—	126	126	—	—	4,097	—	—	4,097
Balance at December 31, 2010	—	$—	$—	$—	52,387,374	$52	$365,962	$(78,813)	$243	$287,444

The accompanying notes are an integral part of these consolidated financial statements.

INTRALINKS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net loss	$(12,436)	$(24,771)	$(24,598)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,982	11,567	4,643
Stock-based compensation expense	4,215	1,938	3,792
Amortization of intangible assets	28,741	34,939	44,585
Amortization of debt issuance cost	3,084	1,872	1,803
Provision for bad debts and customer credits	508	539	1,337
(Gain) loss on disposal of fixed assets, including insurance proceeds	(224)	75	1,082
Change in deferred taxes	(7,901)	(19,341)	(16,529)
(Gain) loss on interest rate swap	(2,778)	8,427	—
Loss on extinguishment of debt	4,974	—	—
Non-cash interest expense	5,648	8,878	10,454
Changes in operating assets and liabilities:
Restricted cash	87	509	2,060
Accounts receivable	(11,662)	(3,479)	(155)
Prepaid expenses and other current assets	(2,479)	(2,418)	344
Other assets	(645)	89	289
Accounts payable	(4,673)	4,685	(1,263)
Accrued expenses and other liabilities	2,728	(132)	(5,437)
Deferred revenue	11,395	1,695	1,250
Net cash provided by operating activities	35,564	25,072	23,657
Cash flows from investing activities
Capital expenditures	(6,863)	(5,755)	(3,004)
Capitalized software development costs	(16,128)	(10,279)	(12,391)
Purchase of bank time deposits with maturities greater than three months	(4,320)	—	—
Sale of investments and maturity of bank time deposits greater than three months	7,770	50	1,000
Net cash used in investing activities	(19,541)	(15,984)	(14,395)
Cash flows from financing activities
Proceeds from exercise of stock options	516	94	1
Offering costs paid in connection with initial public offering and follow-on offering	(2,365)	—	—
Capital lease payments	(27)	(119)	(307)
Payment of financing costs	(1,663)	—	(230)
Proceeds from initial public offering (including underwriters’ overallotment) and follow-on offering, net of underwriting discounts and commissions	182,838	—	—
Repayments of outstanding principal on long-term debt	(171,456)	(3,210)	(1,688)
Prepayment penalty on PIK loan	(4,092)	—	—
Net cash provided by (used in) financing activities	3,751	(3,235)	(2,224)
Effect of foreign exchange rate changes on cash and cash equivalents	212	(43)	(38)
Net increase in cash and cash equivalents	19,986	5,810	7,000
Cash and cash equivalents at beginning of period	30,481	24,671	17,671
Cash and cash equivalents at end of period	$50,467	$30,481	$24,671
Supplemental Schedule of Cash Flow Information:
Cash paid during the period for:
Interest	$19,881	$20,121	$23,116
Income tax	$1,358	$498	$405

The accompanying notes are an integral part of these consolidated financial statements.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

1. Organization and Description of Business

IntraLinks Holdings, Inc. (“IntraLinks Holdings”) and its subsidiaries (collectively, the “Company”), is a leading global provider of Software-as-a-Service (“SaaS”) solutions for securely managing content, exchanging critical business information and collaborating within and among organizations. The Company’s cloud-based solutions enable organizations to control, track, search and exchange time-sensitive information, inside and outside of the firewall, all within a secure and easy-to-use environment. The Company’s customers rely on its cost-effective solutions to manage large amounts of electronic information, accelerate information-intensive business processes, reduce time to market, optimize critical information workflow, meet regulatory and risk management requirements and collaborate with business counterparties in a secure, auditable and compliant manner. The Company helps its customers eliminate the inherent risks and inefficiencies of using email, fax, courier services and other existing solutions to collaborate and exchange information.

The Company was incorporated in Delaware as “IntraLinks, Inc.” in June 1996. In June 2007, the Company completed a merger (the “Merger”) pursuant to which IntraLinks, Inc. became a wholly-owned subsidiary of TA Indigo Holding Corporation, a Delaware corporation formed by an investor group led by TA Associates, Inc., a prominent growth private equity firm, and Rho Capital Partners, Inc., an investment and venture capital management company and one of the principal investors in IntraLinks, Inc. since 2001. In 2010, the Company changed the name of TA Indigo Holding Corporation to “IntraLinks Holdings, Inc.”

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

On December 6, 2010, the SEC declared effective the Company’s registration statement on Form S-1, as amended (File No.333-170694) (the “Second Registration Statement”), in connection with our follow-on public offering of an additional 2,000,000 shares of Common Stock at a public offering price of $20.00 per share. Total net proceeds received from the follow-on offering, which closed on December 10, 2010, was $38 million after deducting underwriter commissions and discounts of $2 million. The Company used substantially all of the net proceeds of our initial public offering, including the sale of the underwriters’ over-allotment shares, and the follow-on offering to repay a significant amount of our outstanding indebtedness.

2. Summary of Significant Accounting Policies

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates — The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.

Significant estimates and assumptions made by management include the determination of the fair value of stock options and awards issued, fair value of the Company’s reporting unit, valuation of intangible assets (and their related useful lives), fair value of financial instruments, certain components of the income tax provisions, including valuation allowances on the Company’s deferred tax assets, compensation accruals

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

2. Summary of Significant Accounting Policies  – (continued)

during interim periods, and accounts receivable and sales reserves. The Company bases estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. Actual results could differ from those estimates.

Out-of-period Adjustments — During the financial statement close process for the three months ended March 31, 2010, the Company identified prior period errors totaling approximately $850, which were corrected and recorded as a credit to general and administrative expense during the three months ended March 31, 2010. The adjustment totaling approximately $850 represents (1) the cumulative effect of prior period over-accruals related to the Company’s corporate, non-income tax liabilities, principally originating in the years ended December 31, 2005 and 2006, as well as (2) an escrow receivable balance that was received during the year ended December 31, 2009 and recorded as a reduction to expense during that period. The Company does not believe that the adjustments noted above were material to the consolidated financial statements for the periods in which the errors originated and in which they were corrected and thus has not restated its consolidated financial statements for these periods.

During the financial statement close process for the period ended December 31, 2010, the Company identified an error totaling approximately $1,518, representing a reduction of the income tax benefit recorded as a discrete item during the three months ended September 30, 2010, related to a change in the Company’s apportionment methodology used to determine its state tax liability, as presented in the “Quarterly Results of Operations” table in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations within this Form 10-K. The results of operations for the three months ended September 30, 2010 have been revised to reflect the correction of this error. The Company believes that the adjustment was not material to the consolidated financial statements for the period ended September 30, 2010, and therefore has not restated its consolidated financial statements for the period ended September 30, 2010. These revisions had no impact on the annual results of operations for the year ended December 31, 2010 and will be presented prospectively in future filings.

Revenue Recognition — The Company derives revenue primarily through fixed commitment contracts, under which the Company provides access to the IntraLinks Platform, including the IntraLinks cloud-based exchange environment, together with the related implementation, training, customer support and document scanning services. The Company’s customers do not have a contractual right, or the ability, to take possession of the IntraLinks software at any time during the hosting period, or contract with an unrelated third party to host the IntraLinks software. Therefore, revenue recognition for the Company’s services is not accounted for under the Financial Accounting Standards Board’s (“FASB”) specific guidance on software revenue recognition. The Company recognizes revenue for its services ratably over the related service period, provided that there is persuasive evidence of an arrangement; the service has been provided to the customer; collection is reasonably assured; the amount of fees to be paid by the customer is fixed or determinable; and the Company has no significant remaining obligation at the completion of the contracted term. In circumstances where the Company has a significant remaining obligation after completion of the initial contract term, revenue is recognized ratably over the extended service period. The Company’s contracts do not contain general rights of return. Certain of the Company’s contracts contain customer acceptance clauses, for which revenue is deferred until acceptance occurs.

Revenue is disclosed as net of a reserve for customer credits in the Consolidated Statement of Operations. The reserve for customer credits is estimated based on historical patterns of actual credit memos issued. Credit memos are issued in order to resolve disputes with customers regarding previously invoiced amounts. All invoiced fees are supported by the terms of the contract, however when disputes arise, the Company may issue a credit memo to maintain the relationship with the customer. In all cases where the disputed amount is a result of the Company’s error, a credit memo will be issued to correct the error. Therefore, revenue disclosed as net of the estimated credit reserve is a more accurate reflection of the

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

2. Summary of Significant Accounting Policies  – (continued)

underlying business activity for each respective period and is in line with the requirement that all revenue recognized during the period is earned and realizable.

In accordance with the FASB’s guidance on multiple-deliverable arrangements, the Company has evaluated the deliverables in its arrangements to determine whether they represent separate units of accounting. The Company has determined that the services delivered to customers under its existing arrangements, which primarily include providing access to an IntraLinks-hosted workspace environment and the related implementation, training, customer support and document scanning services, represent a single unit of accounting. This determination was based on the Company’s conclusions that the delivered services do not have value to the customer on a stand-alone basis, and the customer could not resell the delivered services on a stand-alone basis.

Deferred Revenue — Deferred revenue represents the billed but unearned portion of existing contracts for services to be provided. Deferred revenue does not include future potential revenue represented by the unbilled portion of existing contractual commitments of the Company’s customers. Accordingly, the deferred revenue balance does not represent the total contract value of outstanding arrangements. However, amounts that have been invoiced are recorded as revenue or deferred revenue, as appropriate, and are included in the Company’s accounts receivable balances. Deferred revenue that will be recognized during the subsequent 12-month period is classified as “Deferred revenue” with the remaining portion as non-current deferred revenue in “Other long-term liabilities” on the Consolidated Balance Sheets.

Stock-Based Compensation — The fair value of each option granted from the Company’s 2007 Stock Option and Grant Plan and 2010 Equity Incentive Plan, and the fair value of the Employee Stock Purchase Plan (“ESPP”) rights granted from the 2010 Employee Stock Purchase Plan, was estimated on the date of grant using the Black-Scholes option-pricing model (see Note 11 for further details). Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s Common Stock price, (ii) the expected life of the award, which for options is the period of time over which employees and board directors are expected to hold their options prior to exercise and for ESPP rights is the period of time between the offering date and the exercise date (as defined in Note 11), (iii) expected dividend yield on the Company’s Common Stock, and (iv) a risk-free interest rate, which is based on quoted U.S. Treasury rates for securities with maturities approximating the expected term. Expected volatility is estimated based on the Company’s public peer group. The expected life of options has been determined using the “simplified” method as prescribed by SAB 110, an amendment to SAB 107, which uses the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate is based on quoted U.S. Treasury rates for securities with maturities approximating the awards’ expected term. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future. Compensation expense for stock options is recorded over the requisite service period, less estimated forfeitures. Compensation expense for ESPP rights is recorded in line with each respective offering period.

For grants of restricted Common Stock awards (“RSAs”) and restricted stock units (“RSUs”), the Company records compensation expense based on the fair value of the shares on the grant date over the requisite service period, less estimated forfeitures.

Forfeitures of options, RSAs and RSUs are estimated at the grant date and reduce the compensation recognized. The Company considers several factors when estimating future forfeitures, including types of awards, employee grade level and historical experience. Actual forfeitures may differ from current estimates.

Sales Commissions — Commissions payable to the Company’s sales staff are expensed in the period the related sales efforts are performed. Commission expense was $10,749, $9,810 and $10,216, respectively, for the years ended December 31, 2010, 2009 and 2008. All amounts noted are included within Sales and marketing in the accompanying Consolidated Statements of Operations.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

2. Summary of Significant Accounting Policies  – (continued)

Advertising — The Company expenses the cost for producing and communicating advertising and promoting its services when incurred.

Income Taxes — The Company accounts for income taxes on the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred taxes are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in results of operations in the period that includes the enactment date.

The Company assesses whether it is necessary to establish a valuation allowance to reduce the deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company’s process includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence and assessing, based on the evidence, whether it is more likely than not that the deferred tax assets will not be realized.

The Company recognizes the impact of a tax position if that tax position is more likely than not to be sustained upon audit, based on the technical merits of the tax position. This involves the identification of potential uncertain tax positions, the evaluation of tax law and an assessment of whether a liability for uncertain tax positions is necessary. The Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The Company recognizes accrued interest expense and penalties related to the unrecognized tax benefits as additional tax expense.

Net Loss Per Share — Basic loss per share is computed using net loss and the weighted average number of common shares outstanding. Diluted loss per share reflects the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options and unvested shares of restricted Common Stock (using the treasury stock method) and conversion of preferred shares (using the as converted method). Common equivalent shares are excluded from the diluted computation if their effect is anti-dilutive.

Foreign Currency Translation and Transactions — The functional currencies of the Company’s foreign operations are British Pounds Sterling, Japanese Yen, Australian Dollars, Euro and Brazilian Real, which are the local currencies in each of the foreign subsidiary locations. Adjustments resulting from translating foreign currency financial statements into U.S. dollars are recorded as a separate component of accumulated other comprehensive income within the Consolidated Statements of Changes in Preferred Stock and Stockholders’ (Deficit) Equity.

Foreign currency transaction gains and losses are included in net loss for each period presented. In 2010, approximately 17% of the contracts entered into with customers were based in foreign currency and approximately 25% of the Company’s expenses were incurred in foreign currency. During the year ended December 31, 2009, 8% of the contracts we entered into with our customers were based in foreign currency, and approximately 15%, of our expenses were incurred in foreign currency. The Company has not entered into any foreign currency hedging contracts, since exchange rate fluctuations did not have a material impact on operating results and cash flows. For years ended December 31, 2010, 2009and 2008, foreign currency transaction losses of $363, $600 and $271 respectively, were recorded as a component of “Other (income) expense”, after “Income (loss) from operations”. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars primarily at the exchange rate on the balance sheet date, with a small number of transactions translated using the historical exchange rate on the date the transaction occurred. Revenue and expenses are translated on a monthly basis at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

2. Summary of Significant Accounting Policies  – (continued)

Comprehensive Loss — Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss includes certain changes in stockholders’ (deficit) equity that are excluded from net loss, specifically, cumulative foreign currency translation adjustments and unrealized gains or losses on marketable securities. Comprehensive loss has been reflected in the Consolidated Statements of Changes in Preferred Stock and Stockholders’ (Deficit) Equity, as well as in Note 16.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds.

Restricted Cash — Restricted cash represents amounts held in escrow to cash-settle certain stock-based compensation awards which were unvested at the time of the Merger. Cash settlement and recognition of the related stock-based compensation expense occurs in line with the original vesting schedule for these awards.

Investments — Investments consisted of bank time deposits with maturity dates in excess of three months and auction rate securities (“ARS”), which have interest rate resets every 90 days or less, but maturity dates in excess of 90 days. The Company’s bank time deposits with maturity dates in excess of three months were classified as trading securities and were recorded at fair value, with unrealized gains and losses recorded to “Other (income) expense” within the Consolidated Statement of Operations.

In November 2008, the Company entered into an agreement with UBS AG (“UBS”) providing the Company with rights related to its investments in ARS (the “Rights”). The Rights permitted the Company to require UBS to redeem the ARS at par value at any time during the period of June 30, 2010 through July 2, 2012. The enforceability of the Rights resulted in a separate freestanding instrument that was accounted for separately from the ARS portfolio. The Company elected to measure this instrument at fair value and also to classify the ARS as trading securities in order to match the respective fluctuations in fair value recorded in the Consolidated Statement of Operations. The ARS were measured at fair value using discounted cash flow approach. The assumptions used in the discounted cash flow approach were based on data available to us at each respective measurement date and include estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS. The Company also valued the Rights using a discounted cash flow approach, based on data available at each reporting date, which includes estimates of interest rates, timing and amount of cash flows and an adjustment for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. On July 1, 2010, at the Company’s request under the agreement, UBS redeemed the remaining ARS at par value. Realized gains or losses on ARS securities redeemed during the period were calculated based on the specific identification method.

Fair Value of Financial Instruments — The carrying amounts of the Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other accrued expenses, approximate fair value due to the short-term maturities of these instruments. ARS and the Rights were measured and recorded at their respective fair values, as described in “Investments” above. See “Derivative Instruments and Hedging Activities” below for a discussion of the Company’s accounting policy for its interest rate swap.

Concentration of Credit Risk and Significant Customers — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, investments and trade accounts receivable. Although the Company deposits its cash with more than one financial institution, its deposits, at times, may exceed federally insured limits. The Company has not experienced any losses on cash and cash equivalent accounts to date and the Company believes it is not exposed to any significant credit risk related to cash. Additionally, the Company believes its cash on hand, positive cash flows and access to credit facilities provides sufficient liquidity to finance the Company’s anticipated working capital, interest expense and capital expenditure requirements for at least the next twelve months.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

2. Summary of Significant Accounting Policies  – (continued)

The Company operates globally with approximately 65% of total revenues derived from customers located in the United States and the remaining 35% derived from customers located in various international locations. Revenue derived from customers located in the United Kingdom during the years ended December 31, 2010, 2009 and 2008 was $19,181, $15,617 and $16,972, or 10.4%, 11.1% and 11.8% of total revenue, respectively. No other individual foreign country accounted for more than 10% of the Company’s revenue during these periods and no individual foreign country accounted for more than 10% of the Company’s accounts receivable during the years ended December 31, 2010, 2009 and 2008. The Company holds fixed assets in three locations: the United States, United Kingdom and Brazil. No country outside of the United States holds greater than 10% of the Company’s total fixed assets.

No individual customer accounted for more than 10% of the Company’s revenue in the years ended December 31, 2010, 2009, and 2008. The Company does not require collateral from its customers and from time to time performs credit evaluations of customers’ financial conditions. Accounts receivable are due principally from large U.S. and European companies under stated contract terms and the Company provides for estimated credit losses at the time of sale. Such losses have not been significant to date. No individual customer accounted for more than 10% of the Company’s accounts receivable at December 31, 2010, 2009 and 2008.

The Company evaluates the adequacy of the allowance for doubtful accounts on a quarterly basis. The evaluation includes historical loss experience, length of time receivables are past due, adverse situations that may affect a customer’s ability to repay and prevailing market conditions. This evaluation is inherently subjective and estimates may be revised as more information becomes available.

The Company currently derives a substantial part of its revenue from the commercial banking and investment banking industries, and in particular, through the facilitation of corporate loan syndications and due diligence for mergers and acquisitions (“M&A”). As a result, the Company’s revenue is sensitive to the level of activity in both the corporate loan and M&A markets.

Property and Equipment, Net — Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of those assets, as follows:

Computers and software	3 years
Office equipment	5 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of estimated useful life or remaining lease term

Repairs and maintenance costs are expensed as incurred.

Software Development Costs — The Company accounts for the cost of computer software developed or obtained for internal use of its application service by capitalizing qualifying costs, which are incurred during the application development stage and amortizing them over the software’s estimated useful life. Costs incurred in the preliminary and post-implementation stages of the Company’s products are expensed as incurred. The amounts capitalized include external direct costs of services used in developing internal-use software and for payroll and payroll-related costs of employees directly associated with the development activities. The Company amortizes capitalized software over the expected period of benefit, which is three years, beginning when the software is ready for its intended use.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

2. Summary of Significant Accounting Policies  – (continued)

Goodwill and Other Intangible and Long-Lived Assets — The Company does not amortize goodwill, but reviews goodwill at the reporting unit level for impairment on an annual basis, and when events or circumstances indicate that the carrying value of the asset may be impaired. The Company has one reporting unit that is assessed in the impairment testing process, which is performed annually as of October 1. The impairment test involves a two-step process. The first step of the impairment test requires a comparison of the fair value of the reporting unit to the carrying value. If the carrying value of the reporting unit is less than the fair value, no indication of impairment exists and a second step is not performed. If the carrying value of the reporting unit is higher than its fair value, there is an indication that an impairment may exist and a second step must be performed. In the second step, the impairment is computed by comparing the implied fair value of the goodwill with the carrying amount of the goodwill. If the carrying amount is greater than the implied fair value, an impairment loss must be recognized for the excess and charged to operations. There were no impairments of goodwill in any of the periods presented in these consolidated financial statements.

The Company’s long-lived assets include property and equipment and intangible assets subject to amortization, as noted above. Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. No impairments were recorded on long-lived assets for the periods presented in these consolidated financial statements.

Other Intangibles, net represents definite-lived intangible assets, which are being amortized over their estimated useful lives as follows:

Developed technology	10 years
Customer relationships	10 years
Contractual backlog	1.5 years
Trade name	12 years
Non-compete agreement	3 years

Developed technology and contractual backlog are amortized on an accelerated basis, over their estimated useful lives at rates consistent with the expected future cash flows to be generated by the assets. All other definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.

Deferred Financing Costs — Deferred financing costs related to the financing of the 2007 Merger as well as fees for the 2010 credit amendments are being amortized using the effective interest method over the remaining term of the loan. Amortized costs are presented separately as non-operating costs within the Company’s Consolidated Statement of Operations.

Derivative Instruments and Hedging Activities — The Company maintains an interest rate swap agreement to hedge its exposure to changes in the amounts of future cash flows, driven by the variable rates associated with the Company’s long-term debt. The interest rate swap is recorded on the balance sheet at fair value. The fair value of the interest rate swap is measured based on third-party dealer quotes and incorporating a credit valuation adjustment at each measurement date. The credit valuation adjustments represent discounts to consider the Company’s own credit risk, since the interest rate swap is in a liability position. Valuations may fluctuate considerably from period-to-period due to volatility in underlying interest rates, which is driven by market conditions and the duration of the derivative instrument. The Company does not use financial instruments or derivatives for any trading or other speculative purposes.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

2. Summary of Significant Accounting Policies  – (continued)

From the inception of the interest rate swap agreement through March 2009, the interest rate swap was designated as a cash flow hedge. During this time, hedge effectiveness was measured by comparing the change in fair value of the hedged item with the change in fair value of the derivative instrument. The effective portion of the gain or loss of the hedge was recorded on the Consolidated Balance Sheets under the caption “Accumulated other comprehensive income”. In March 2009, the Company amended certain provisions of the interest rate swap agreement, which caused the instrument to no longer qualify for hedge accounting. Therefore, as of the second quarter of 2009, all fair value adjustments, including the credit valuation adjustments, were recorded on the Consolidated Statements of Operations under the caption “Other (income) expense”. The Company currently has no plans to re-designate the interest rate swap agreement as a cash flow hedge, and therefore expects all future fair value adjustments to be recorded in “Other (income) expense”. See Note 8 for additional details.

Warranties and Indemnification — The Company’s revenue contracts generally provide for indemnification of customers against liabilities arising from third party claims that are attributable to the Company’s breach of its warranties or infringement of third party intellectual property rights, subject to contractual limitations of liability. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements as the Company currently has no infringement or warranty related disputes with customers or third parties.

The Company has entered into service level agreements with a minority of its customers warranting certain levels of uptime reliability and permitting those customers to receive credits or terminate their arrangement in the event that the Company fails to meet those levels. To date, the Company has not provided credits nor had any agreement cancelled based on these service level agreements.

The Company warrants that its service is provided in a manner reasonably designed for the secure transmission of customer data. The Company does not monitor its exposure to customer contracts in terms of maximum payout. In the event of an infringement claim giving rise to indemnification liability, the Company has the right to satisfy such obligations by providing a workaround or may suspend or terminate service to mitigate any liability. The Company relies on a risk framework to define risk tolerances and establish limits to ensure that certain risk-related losses occur within acceptable, predefined limits. Factors that it considers in determining exposure include the fact that the Company disclaims liability for consequential and indirect damages, including for loss of data, resulting from any breach of contract and that the Company, to date, has never had to do any make-good rework or been impacted by any payout in connection with any of these guarantees. Thus, the potential for the Company to be required to make payments under these arrangements is remote and, accordingly, no contingent liability is carried on the Consolidated Balance Sheet for these transactions.

Segment Information — The Company operates in one reportable segment, as management makes operating decisions and assesses performance based on one single operating unit.

Newly Adopted Accounting Pronouncements

In June 2009, the FASB revised the authoritative guidance for Accounting for Transfers of Financial Assets and Consolidations. This revised authoritative guidance amends the previously issued derecognition guidance and eliminates the exemption from consolidation for qualifying special-purpose entities (“QSPEs”). As a result, a transferor will need to evaluate all existing QSPEs to determine whether they must now be consolidated in accordance with the new standard, which amends the consolidation guidance applicable to variable interest entities. The revised authoritative guidance is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The revised authoritative guidance for consolidations is effective as of the beginning of the first fiscal year that begins

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

2. Summary of Significant Accounting Policies  – (continued)

after November 15, 2009. The Company adopted this guidance as of January 1, 2010. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

In September 2009, the FASB issued revised authoritative guidance covering Fair Value Measurements and Disclosures. The revised authoritative guidance amended the existing guidance on arrangements with entities that calculate net value per share or its equivalent to disclose (a) the nature of restrictions on an investor’s ability to redeem its investments at the measurement date, (b) any unfunded commitments, (c) investment strategies of the investees, and (d) determine the basis of the nature and risks of the investment in a manner consistent with U.S. GAAP. The revised authoritative guidance is effective for the first reporting period, including interim periods, ending after December 15, 2009. Early application is permitted in financial statements for interim or annual periods that have not been issued. If early adoption is elected the entity is permitted to defer the adoption of the disclosure provisions until periods ending after December 15, 2009. The Company adopted this guidance as of January 1, 2010. The Company does not currently hold any investments in entities that calculate net asset value per share (or its equivalent). Therefore, the adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued the revised authoritative guidance covering Multiple-Deliverable Revenue Arrangements. The revised authoritative guidance amends the current guidance on arrangements with multiple deliverables to (a) eliminate the separation criterion that requires entities to establish objective and reliable evidence of fair value for undelivered elements; (b) establish a selling price hierarchy to help entities allocate arrangement consideration to the separate units of account; (c) eliminate the residual allocation method which will be replaced by the relative selling price allocation method for all arrangements; and (d) significantly expand the disclosure requirements. The revised authoritative guidance is effective for new or materially modified arrangements in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. If early adoption is elected and the period of adoption is not the beginning of the fiscal year, retrospective application from the beginning of the fiscal year of adoption and additional disclosure are required. Retrospective application for all prior periods presented in the financial statements is also permitted, but not required. The Company will adopt the revised authoritative guidance prospectively for new or materially modified arrangements beginning January 1, 2011. Management of the Company has not completed its evaluation of the impact of adoption of the revised authoritative guidance on its consolidated financial statements. The Company expects to have its evaluation completed by the close of the first quarter ending March 31, 2011 and will update its disclosures regarding the adoption of the revised authoritative guidance within its Form 10-Q, accordingly.

In January 2010, the FASB issued revised authoritative guidance covering Disclosures About Fair Value Measurements, which will add new requirements for disclosures about transfers into and out of Level 1 and 2 assets and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The revised authoritative guidance also clarifies existing fair value disclosure requirements for the level of disaggregation and inputs and valuation techniques used to measure fair value. This authoritative guidance is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. Early adoption is permitted. The Company adopted the guidance related to the Level 1 and 2 disclosures during the three months ended March 31, 2010. The adoption of the provisions related to Level 3 disclosures are not expected to have a material impact on the Company’s consolidated financial statements due to the fact that the Company does not currently have assets or liabilities measured at fair value using Level 3 inputs. See Note 3 for further discussion.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

3. Investments and Fair Value Measurements

During the year ended December 31, 2010, the Company invested $4,320 in bank time deposits with maturity dates in excess of three months. The Company classified these investments as trading securities, with gains and losses recorded to “Other (income) expense” within the Consolidated Statement of Operations. The gains and losses incurred on these investments during the year ended December 31, 2010 were not material. During the year ended December 31, 2010, there were no transfers in or out of the Company’s Level 1 or Level 2 assets or liabilities, other than maturing bank time deposits, of which $4,320 matured during the year ended December 31, 2010. Upon maturity, the bank time deposits were transferred into the Company’s money market fund, which is classified as a cash equivalent on the Consolidated Balance Sheet.

At December 31, 2009, the Company held investments in auction rate securities (“ARS”) at par value of $3,450. At December 31, 2009, the Company measured the fair value of the ARS using a discounted cash flow approach, resulting in a fair value of $3,414, which after consideration of a redemption of certain securities at $50 par value which occurred during 2009, represented an increase of $524 over the 2008 measurement. The assumptions used in the discounted cash flow approach were based on data available at each respective measurement date and include estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS.

In November 2008, the Company entered into an agreement with UBS AG (“UBS”) providing the Company with rights related to its investments in ARS (the “Rights”). The Rights permitted the Company to require UBS to redeem the ARS at par value at any time during the period of June 30, 2010 through July 2, 2012. Additionally, UBS had the right, at its discretion, to purchase or sell the Company’s ARS at any time until July 2, 2012, so long as payments were received at par value upon any sale or disposition. The Company redeemed its ARS for par value under the Rights on July 1, 2010. The enforceability of the Rights resulted in a separate freestanding instrument that was accounted for separately from the ARS portfolio. The Company elected to measure this instrument at fair value and also to classify the ARS as trading securities in order to match the respective fluctuations in fair value recorded in the Consolidated Statement of Operations. The Company valued the Rights using a discounted cash flow approach, based on data available at each reporting date, which includes estimates of interest rates, timing and amount of cash flows and an adjustment for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010.

At December 31, 2009 the fair value of the Rights was determined to be $36, using a discounted cash flow approach. The loss on the decrease in fair value of the Rights of $524 offset the gain on the ARS portfolio, resulting in no impact on the Consolidated Statement of Operations as of December 31, 2009.

Additionally, at December 31, 2009, the fair value of the ARS and Rights were classified as current assets (in “Investments” and “Other current assets”, respectively), on the Consolidated Balance Sheet, based on the Company’s intent and ability to require UBS to redeem the ARS at par value beginning June 30, 2010.

On July 1, 2010, at the Company’s request under the Rights Agreement, UBS redeemed the ARS at par value and the Company received $900. At December 31, 2010, the Company did not hold any investments in ARS.

The fair value framework under the FASB’s guidance requires the categorization of assets and liabilities into three levels based upon the assumptions used to measure the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3, if applicable, generally would require significant management judgment. The three levels for categorizing assets and liabilities under the fair value measurement requirements are as follows:

•	Level 1: Fair value measurement of the asset or liability using observable inputs such as quoted prices in active markets for identical assets or liabilities;

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

3. Investments and Fair Value Measurements  – (continued)

•	Level 2: Fair value measurement of the asset or liability using inputs other than quoted prices that are observable for the applicable asset or liability, either directly or indirectly, such as quoted prices for similar (as opposed to identical) assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and
•	Level 3: Fair value measurement of the asset or liability using unobservable inputs that reflect the Company’s own assumptions regarding the applicable asset or liability.

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Total	Level 1	Level 2	Level 3
Assets:
Money market funds as cash equivalents	$12,900	$12,900	$—	$—
Liability:
Interest rate swap(a)	$5,649	$—	$5,649	$—

(a)	Based on one-month U.S. Dollar LIBOR index, inclusive of a $138 credit valuation adjustment (see Note 8).

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Total	Level 1	Level 2	Level 3
Assets:
Money market funds as cash equivalents	$12,970	$12,970	$—	$—
Money market funds as restricted cash	$87	$87	$—	$—
Investment in ARS	$3,414	$—	$—	$3,414
Guarantee rights option on ARS investment	$36	$—	$—	$36
Liability:
Interest rate swap(a)	$8,427	$—	$8,427	$—

(a)	Based on one-month U.S. Dollar LIBOR index, inclusive of a $494 credit valuation adjustment (see Note 8).

Prior to December 31, 2010 the Company utilized Level 3 inputs to measure the ARS. As such, the changes in fair value of the ARS and Rights during the years ended December 31, 2009 and 2010 are as follows:

ARS
Balance at January 1, 2009	$2,940
Gain on ARS portfolio	524
Redemptions	(50)
Balance at December 31, 2009	$3,414
Redemptions	(3,450)
Gain on ARS portfolio	36
Balance at December 31, 2010	$—

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

3. Investments and Fair Value Measurements  – (continued)

Guarantee Rights Options
Balance at January 1, 2009	$560
Loss on Rights	(524)
Balance at December 31, 2009	$36
Loss on Rights	(36)
Balance at December 31, 2010	$—

4. Goodwill and Other Intangibles

There have been no changes in the carrying amount of goodwill through December 31, 2010.

As of December 31, 2010, Other intangibles consists of the following:

	Definite — Lived Intangible Assets
	Developed Technology	Customer Relationships	Contractual Backlog	Trade Name	Non- Compete Agreement	Total
Acquired value at June 15, 2007	$132,369	$141,747	$9,219	$14,618	$728	$298,681
Amortization	(14,340)	(7,679)	(6,743)	(660)	(131)	(29,553)
Net book value at December 31, 2007	$118,029	$134,068	$2,476	$13,958	$597	$269,128
Amortization	(26,474)	(14,174)	(2,476)	(1,218)	(243)	(44,585)
Net book value at December 31, 2008	$91,555	$119,894	$—	$12,740	$354	$224,543
Amortization	(19,304)	(14,174)	—	(1,218)	(243)	(34,939)
Net book value at December 31, 2009	$72,251	$105,720	$—	$11,522	$111	$189,604
Amortization	(13,236)	(14,176)	—	(1,218)	(111)	(28,741)
Net book value at December 31, 2010	$59,015	$91,544	$—	$10,304	$—	$160,863

The Company has not identified impairment for any of the definite-lived intangible assets and no additional definite-lived intangible assets have been acquired through December 31, 2010.

Intangible amortization expense is classified in each of the operating expense categories for the periods included below as follows:

	Years Ended December 31,
	2010	2009	2008
Cost of revenue	$13,237	$19,304	$26,474
Sales and marketing	14,175	14,174	16,650
General and administrative	1,329	1,461	1,461
Total	$28,741	$34,939	$44,585

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

4. Goodwill and Other Intangibles  – (continued)

Estimated intangible amortization expense on an annual basis for the succeeding five years is as follows:

For the year ended December 31,	Amount
2011	$28,630
2012	25,762
2013	23,335
2014	23,335
2015	23,335
Thereafter	36,466
Total	$160,863

5. Fixed Assets and Capitalized Software

Fixed assets consisted of the following at:

	December 31,
	2010	2009
Computer and office equipment and software	$17,148	$10,642
Furniture and fixtures	774	644
Leasehold improvements	1,699	1,528
Total fixed assets	19,621	12,814
Less: Accumulated depreciation and amortization	(11,546)	(5,750)
Fixed assets, net	$8,075	$7,064

The Company holds fixed assets in three locations: the United States, United Kingdom and Brazil. No country outside of the United States holds greater than 10% of the Company’s total fixed assets. Depreciation expense relating to fixed assets for the years ended December 31, 2010, 2009 and 2008 was $5,796, $3,528 and, $3,109 respectively.

On March 5, 2010, the Company entered into an equipment sales agreement to purchase previously leased equipment from the lessor for $3,424, thereby releasing the Company from any further commitment or obligation for continued operating lease payments. The Company made the final payment for the purchase of the equipment in April 2010, at which time title of the assets that were previously subject to the lease arrangement passed to the Company. The cost of the purchased equipment is being depreciated over the remaining useful lives of the respective assets. During the year ended December 31, 2010 the Company recorded $1,999 of depreciation expense related to the purchased equipment.

Capitalized software consisted of the following at:

	December 31,
	2010	2009
Capitalized software	$46,435	$30,307
Less: Accumulated amortization	(20,759)	(9,573)
Capitalize software, net	$25,676	$20,734

Amortization expense of capitalized software for the years ended December 31, 2010, 2009 and 2008 was $11,186, $8,039 and $1,534, respectively.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at:

	December 31,
	2010	2009
Sales commissions and bonuses	$12,004	$8,316
Current portion of interest rate swap	4,332	5,115
Current portion of long-term debt	1,350	2,530
Professional fees	449	275
Restructuring reserve	—	732
Current portion of capital lease obligations	—	29
Accrued interest payable	58	53
Other accrued expenses	4,251	4,908
Total accrued expenses and other current liabilities	$22,444	$21,958

7. Income Taxes

The following is a summary of the Company’s net loss before income tax by jurisdiction:

	Years Ended December 31,
	2010	2009	2008
U.S.	$(16,310)	$(43,396)	$(40,884)
Non-U.S.	(2,553)	210	888
Net loss before income tax	$(18,863)	$(43,186)	$(39,996)

Information pertaining to the Company’s income tax benefit is as follows:

	Years Ended December 31,
	2010	2009	2008
Current:
Federal	$(45)	$344	$411
State and local	654	248	188
Foreign	864	280	532
Total Current	1,473	872	1,131
Deferred:
Federal	(6,024)	(16,086)	(13,491)
State and local	(2,006)	(2,914)	(3,038)
Foreign	130	(287)	—
Total Deferred	(7,900)	(19,287)	(16,529)
Total Income tax benefit	$(6,427)	$(18,415)	$(15,398)

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

7. Income Taxes  – (continued)

A reconciliation of the provision for income taxes at the U.S. Federal statutory income tax rate of 35% to the Company’s effective income tax rate is as follows:

	Years Ended December 31,
	2010	2009	2008
Tax at U.S. federal statutory rate	$(6,602)	$(15,115)	$(13,999)
State taxes, net of federal income tax effect	(1,581)	(2,667)	(2,850)
Non-deductible expenses	1,568	1,178	1,049
Foreign taxes	495	417	290
Research and development credit	(341)	(2,211)	(67)
Other	34	(17)	179
Total	$(6,427)	$(18,415)	$(15,398)

The following illustrates the attributes and the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2010 and 2009:

	Years Ended December 31,
	2010	2009
Net operating loss carryforwards – current portion	$13,036	$3,483
Accrued expenses	2,546	2,431
Unrealized loss on interest rate swap – short term	1,713	2,118
Allowance for doubtful accounts	684	1,023
Research and development credit	139	42
Other	146	—
Current deferred tax assets	18,264	9,097
Net operating loss carryforwards – long-term portion	13,051	22,064
Research and development tax credit carryforwards	4,081	3,750
AMT tax credit carryforwards	946	964
Unrealized loss on interest rate swap – long term	520	1,344
Stock-based compensation – long term	236	—
Deferred interest expense	—	8,687
Other	386	325
Long-term deferred tax assets	19,220	37,134
Valuation allowance	—	—
Total deferred tax assets	37,484	46,231
Depreciation and amortization	(64,353)	(80,621)
Bonus accrual adjustment	(606)	(888)
Branch taxes	(104)	(137)
Stock-based compensation – long-term portion	—	(325)
Other	(266)	—
Long-term deferred tax liabilities	(65,329)	(81,971)
Total deferred tax liabilities	(65,329)	(81,971)
Net deferred tax liabilities	$(27,845)	$(35,740)

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

7. Income Taxes  – (continued)

During 2010, the Company recorded a deferred tax liability of $102 in connection with foreign branch currency translation adjustments. Also, as of December 31, 2010, the Company had no deferred interest, as all outstanding indebtedness on the PIK Note was repaid using the net proceeds from the initial public offering. During 2009, the Company recorded an increase in deferred tax asset of $135 for an unrealized loss on investment and reclassified $4,411 from “Accumulated other comprehensive income” on the Consolidated Balance Sheet to “Other expense” on the Consolidated Statement of Operations, due to the de-designation of the interest rate swap as a hedge instrument. In addition, the Company recorded a deferred tax liability of $52 in connection with foreign branch currency translation adjustments.

At December 31, 2010, the Company had net operating loss carryforwards of $68,842, excluding $5,164 of excess tax benefits attributable to equity compensation. These net operating loss carryforwards expire in various years beginning in 2019 through 2030, if not utilized. The excess tax benefits attributable to equity compensation will be recorded to additional paid-in capital when such amounts reduce income taxes payable. Due to ownership changes, including in 2001, 2004, 2007, as well as the Company’s initial public offering and follow-on stock offering in 2010, the Company’s net operating loss carryforwards may be subject to limitations pursuant to IRC Section 382 and similar state provisions. As of December 31, 2010, the Company concluded that it is more likely than not that its deferred tax assets will be realized, and therefore a valuation allowance is not required, based on its evaluation of both positive and negative evidence, including the expectation that the reversal of existing taxable temporary differences will create taxable income.

The following table summarizes the activity related to the Company’s unrecognized tax benefits, excluding interest and penalties, for the periods presented:

	2010	2009	2008
Beginning Balance as of January 1	$2,239	$252	$47
Additions based on tax positions related to the current year	384	245	109
Additions for tax positions of prior years	—	1,742	96
Reductions for tax positions of prior years	(45)	—	—
Balance as of December 31	$2,578	$2,239	$252

If recognized, the total unrecognized tax benefits of $2,578 as of December 31, 2010 would impact the effective income tax rate. The liability related to unrecognized tax benefits is classified within “Other long-term liabilities” on the Consolidated Balance Sheets.

At December 31, 2010, total accrued interest and penalties related to the unrecognized tax benefits was $140, which includes $27, $37 and $63 recorded during the years ended December 31, 2010, 2009 and 2008, respectively. These amounts were recorded as additional tax expense during the respective periods.

Due to the Company’s history of net operating losses, all years, with the exception of 2005, are open for examination by federal and state taxing authorities. The Company is also subject to income tax examinations by foreign tax authorities for all open tax years. There are no tax audits currently ongoing. The Company’s management believes it has adequately reserved for all uncertain tax positions. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.

The Company does not anticipate that the total amounts of unrecognized tax benefits will significantly increase or decrease over the next twelve months.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

8. Debt and Derivative Financial Instrument

Debt

Long-term debt consisted of the following at:

	Years Ended December 31,
	2010	2009
First Lien Credit Agreement (“First Lien Credit Facility”)	$127,236	$129,765
Second Lien Credit Agreement (“Second Lien Credit Facility”):
- Tranche B, net of discount of $0 and $768, respectively	—	29,232
- Tranche C	—	35,000
Holdings Senior PIK Credit Agreement (“PIK Loan”)	—	99,046
Total notes	127,236	293,043
Less: current portion	(1,350)	(2,530)
Total long-term debt	$125,886	$290,513

Based on available market information, the estimated fair value of the Company’s long-term debt was approximately $125,964 as of December 31, 2010.

In connection with IntraLinks Holdings’ financing of the Merger, the Company entered into three credit agreements, dated June 15, 2007.

On May 14, 2010, the Company entered into an agreement with its lenders to amend the First Lien Credit Agreement and Second Lien Credit Agreement. The purpose of the amended credit agreements was to allow the Company to use net proceeds from its initial public offering for the repayment in full of the PIK Loan under the Holdings Senior PIK Credit Agreement and for the repayment of the Tranche B and Tranche C term loans under the Second Lien Credit Agreement on a pro rata basis. Under the terms of the existing First and Second Lien Credit Agreements, the Company was restricted with regards to repayment preference. The amendment of the First Lien Credit Agreement included updated terms on the interest rate, including a floor of 1.5% (should the Company elect the Eurodollar Rate option) and an increase in the rate margin of 1.75%. The amendment of the Second Lien Credit Agreement included updated terms on the interest rate of the Tranche C term loan, including a floor of 2.0% (should the Company elect the Eurodollar Rate option) and an increase in the rate margin of 0.75%. The updated interest rates under the amended credit agreements became effective immediately following the consummation of the Company’s initial public offering, which closed on August 11, 2010.

On November 24, 2010, the Company entered into an agreement with its lenders on the First Lien Credit Facility to allow for the repayment of the remainder of the outstanding balance of the Second Lien Credit Facility using the net proceeds from the follow-on stock offering.

First Lien Credit Facility

The First Lien Credit Facility provides for term loans in the aggregate principal amount of $135,000, and quarterly installment payments equal to 0.25% of the initial principal balance due on the last day of each quarter, which commenced on September 30, 2007 and with the balance due in a final installment on June 15, 2014. Additionally, the First Lien Credit Facility includes a requirement for mandatory prepayments based on annual excess free cash flow. Term loans under the First Lien Credit Agreement, as amended, bear interest at the higher of the Eurodollar Rate (as defined in the credit agreement) or 1.5%, plus 4.25% per annum. At December 31, 2010 the interest rate on the First Lien Credit Facility was 5.75%. Prior to the amendment, term loans under the First Lien Credit Facility bore interest at the Eurodollar Rate plus 2.75% per annum, which was 2.98% at December 31, 2009. In March 2009, the Company made an election allowable by the credit

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

8. Debt and Derivative Financial Instrument  – (continued)

agreement to change the basis which determines the variable Eurodollar interest rate from three-month LIBOR to one-month LIBOR, with a corresponding change in the timing of interest payments to be due on the last business day of each month.

The First Lien Credit Facility also provides for a $15,000 revolving line of credit, of which $12,613 was unused as of December 31, 2010. At December 31, 2010, $2,387 was reserved for standby letters of credit, $1,587 for operating lease agreements related to the Company’s various office locations and $800 related to the Company’s corporate charge card utilized by executives and certain other employees. The interest rate on the unutilized portion of the revolving line of credit was 0.5% for the year ended December 31, 2010.

The current portion of long-term debt reflects the quarterly mandatory principal payments of approximately $338 on the First Lien Credit Facility due in the following year. Current portion of long-term debt aggregated to $1,350 for the year ended December 31, 2010.

Second Lien Credit Facility

During the year ended December 31, 2010, the Company prepaid all outstanding amounts under the Second Lien Credit Facility using a portion of the proceeds from the initial public offering, the proceeds from the exercise of the underwriters’ overallotment option, and a significant amount of the proceeds from the follow-on offering. The Second Lien Credit Facility provided for two tranches of term loans, Tranche B in the amount of $30,000 and Tranche C in the amount of $35,000. Tranche B bore interest at the rate of 11.0% per annum. Prior to the amendment, Tranche C bore interest at the Eurodollar Rate (as defined in the credit agreement) plus 5.75% per annum, which was 5.98% at December 31, 2009. Subsequent to the amendment, Tranche C bore interest at the higher of the Eurodollar Rate (as defined in the credit agreement) or 2.0%, plus 6.5% per annum. Similar to the change noted for the First Lien Credit Facility above, in March 2009, the Company made an election allowable by the credit agreement to change the basis which determines the variable Eurodollar interest rate on the Tranche C term loan from three-month LIBOR to one-month LIBOR, with a corresponding change in the timing of interest payments to be due on the last business day of each month. The Second Lien Credit Facility permitted, at the Company’s option, interest on the Tranche C term loan to be payable in full or in part in kind by adding the accrued interest to the principal of the term loans, which thereafter accrues interest at the rate stated above, plus a PIK margin of 0.5%. Through December 31, 2010, the Company had not paid any of the interest on the Tranche C term loan in kind, either in part or in full.

In connection with the 2007 Merger, the Company issued and sold to affiliates of TA Associates, Inc. an aggregate of 20,557,900 shares of Series A-2 Preferred Stock at a price of $4.92414 per share and 761,554 shares of Common Stock for a total of $761.55 and in consideration for the issuance of the $30,000 loan described above. The Company recognized a debt discount on Tranche B of the Second Lien Credit Facility of $1,164 representing the relative fair value associated with the issuance of the 761,554 shares of Common Stock. The debt discount on Tranche B of the Second Lien Credit Facility was recognized as additional interest expense, on a straight-line basis, for all periods prior to the repayment date. Upon repayment of the all outstanding amounts due under the Second Lien Credit Facility, the Company accelerated the recognition of the remaining balance of the debt discount, and recorded $652 as non-cash interest expense within “Interest expense, net” on the Consolidated Statement of Operations.

PIK Loan

During the year ended December 31, 2010, the Company prepaid the PIK Loan balance using the proceeds from the initial public offering (see “Prepayment Penalties and Other Financing Costs” below for additional details). The PIK Loan provided for loans in the amount of $75,000 and bore interest at the rate of 12.0% per annum for dates prior to June 15, 2009 and 13.0% per annum thereafter. Interest payments were due quarterly on the last business day of each March, June, September and December. PIK Loan interest was automatically payable in kind and added to the principal balance of the PIK Loan, which thereafter accrued

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

8. Debt and Derivative Financial Instrument  – (continued)

interest. Under the terms of the First Lien Credit Facility, the Company was allowed to elect to pay PIK Loan interest in cash in amounts up to $2,000 per year and an additional $7,500 over the term of the loan. On March 31, 2010, the Company exercised its option and elected to pay the quarterly interest due in cash of $3,219. All PIK Loan interest for the period of April 1, 2010 through the date the PIK Loan was paid in full, was paid-in-kind, adding to the principal amount due.

Prepayment Penalties and Other Financing Costs

Upon repayment of the PIK Loan, the Company incurred a prepayment penalty in the amount of $4,092, or 4% of the outstanding balance. The prepayment penalty, as well as $715 in accelerated amortization of deferred financing costs from original issuance and $167 in financing costs from the arrangement of the credit amendments, was recorded as a “Loss on extinguishment of debt” within the Consolidated Statement of Operations for the year ended December 31, 2010.

As a result of the repayment of the Second Lien Credit Facility, the Company recorded $426 of accelerated amortization of deferred financing costs from original issuance, classified as “Amortization of deferred financing costs” within the Consolidated Statement of Operations for the year ended December 31, 2010.

As a result of the May and November amendments to the First and Second Lien Credit Agreements, the Company incurred amendment fees of $663, equal to 0.25% of the outstanding respective balances, payable to the creditors. These amendment fees were deferred when incurred and are being amortized over the remaining term of the loans using the effective interest method. The amendment fees related to the amendment of the Second Lien Credit Facility were accelerated upon repayment of those loans, with $163 recorded within “Amortization of deferred financing costs” within the Consolidated Statement of Operations for the year ended December 31, 2010.

The Company also incurred arrangement fees of $850 payable to Deutsche Bank Securities, Inc., who acted as a third-party administrator and sole arranger and book runner for the amendments to the First and Second Lien Credit Agreements. These arrangement fees were expensed as incurred during the year ended December 31, 2010, with $683 classified as “Amortization of deferred financing costs” within the Consolidated Statement of Operations, and $167, representing the PIK Loan portion, classified as “Loss on extinguishment of debt”, as noted above.

Accounting for Debt Modification

The modification of certain terms of the First and Second Lien Credit Agreements, as described above, required the Company to perform an assessment of future cash flows to determine if the modified terms represented a substantial difference when compared to the original terms. Based on the results of the assessment of future cash flows, the Company concluded that the amendments to the First and Second Lien Credit Agreements did not represent substantially different terms and therefore, modification accounting, rather than debt extinguishment, should be applied. Therefore, the Company calculated a new effective interest rate based on the carrying amounts of the original debt instruments. The effective interest rate for the First Lien Credit Facility as of December 31, 2010 was 6.77%. The effective interest rate includes the pro rata share of the amendment fees, which were deferred and will be amortized over the remaining term of the loan utilizing the effective interest rate method. “Amortization of deferred financing costs” is disclosed separately as a non-operating expense within the Consolidated Statement of Operations.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

8. Debt and Derivative Financial Instrument  – (continued)

The following table summarizes the interest expense incurred on long-term debt:

	Years Ended December 31,
	2010	2009	2008
First Lien Credit Facility	$5,578	$4,552	$8,601
Second Lien Credit Facility
- Tranche B, inclusive of $768, $155 and $155, respectively, related to debt discount	3,452	3,501	3,547
- Tranche C	1,829	2,259	3,292
PIK Loan	8,099	12,013	10,299
Interest rate swap (see below)	5,804	6,668	3,123
Total interest expense on long-term debt	$24,762	$28,993	$28,862

Derivative Financial Instrument

Interest Rate Swap Transaction

For the periods presented, the Company recorded the fair value of the interest rate swap liability as follows:

	December 31,
	2010	2009
Interest rate swap liability	$5,649	$8,427
Less: current portion as recorded within “Accrued expenses and other current liabilities” (See Note 6)	(4,332)	(5,115)
Total long-term liability as recorded within “Other long-term liabilities”	$1,317	$3,312

On July 19, 2007, the Company entered into an interest rate swap agreement that fixed the interest rate at 5.43% on a beginning notional amount of $170,000. The notional amount amortizes over a period ending June 30, 2012. At December 31, 2010 the notional amount of $115,000 covered approximately 90% of the Company’s variable rate debt on the First Lien Credit Facility.

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

The fair value of the interest rate swap derivative is derived from dealer quotes, which incorporate a credit valuation adjustment at the reporting date. The credit valuation adjustments represent discounts to consider the Company’s own credit risk, since the interest rate swap is in a liability position. Valuations may fluctuate considerably from period-to-period due to volatility in underlying interest rates, which is driven by market conditions and the duration of the swap. The Company recorded $138 and $494 in credit valuation adjustments during the years ended December 31, 2010 and 2009, respectively. The value of the interest rate swap represents the estimated amount the Company would receive (or pay) to terminate the agreement at the respective measurement date.

Prior to March 25, 2009, the Company had not recorded any gain or loss due to ineffectiveness of the hedge, or as the result of a discontinuance of the hedge. Based on the changes made to the swap agreement on March 25, 2009, as of that date the Company no longer qualified to use hedge accounting, and therefore recorded a loss of $10,653 during the three months ended March 31, 2009, which was reflected in “Other (income) expense” within the Consolidated Statement of Operations. The loss of $10,653 represents the

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

8. Debt and Derivative Financial Instrument  – (continued)

accumulated fair value adjustments that were recorded through “Accumulated other comprehensive income” on the Consolidated Balance Sheet, from the inception of the swap agreement through the date of the hedge de-designation.

The effects of derivative instruments on the consolidated statements of operations were as follows for the periods presented (amounts presented excluded any income tax effects):

	Years Ended December 31,
	2010	2009	2008
Location:
Other (income) expense	$(2,778)	$8,427	$—

9. Series A Redeemable Convertible and Undesignated Preferred Stock

At the closing of the initial public offering, all outstanding shares of Series A Preferred Stock converted to 35,101,716 shares of Common Stock. At December 31, 2010, there were 10,000,000 shares of undesignated preferred stock authorized, with none issued or outstanding. At December 31, 2009, there were 15,442,100 shares of Series A-1 Preferred Stock (“Series A-1 Preferred”) authorized with 15,306,986 shares issued and outstanding. Series A-1 Preferred issued and outstanding also consisted of 48,065 unvested shares issued under the Restricted Preferred Stock Plan (hereinafter defined, see Note 11) at December 31, 2009. At December 31, 2009, there were 20,557,900 shares of Series A-2 Preferred authorized, issued and outstanding.

The following is a summary of the significant terms of the Series A Preferred Stock:

Dividends

The Company may not declare, pay or set aside any dividends on shares of any other class or series of capital stock (other than dividends on shares of Common Stock (hereinafter defined, see Note 10)) unless the holders of the Series A Preferred Stock, which includes both Series A-1 Preferred and Series A-2 Preferred Stock (“Series A-2 Preferred,” altogether with Series A-1 Preferred, “Series A Preferred”) then outstanding shall first receive, or simultaneously receive, a dividend on each outstanding share of Series A Preferred in the amount at least equal to, in the case of a dividend on Common Stock or any class or series that is convertible into Common Stock, the product of (i) the dividend payable on all shares of such class or series divided by the number of shares of Common Stock issuable upon conversion and (ii) the number of shares of Common Stock issuable upon conversion of a share of Series A Preferred or, in the case of a dividend on any class or series that is not convertible into Common Stock, at a rate per share of Series A Preferred determined by (i) dividing the amount of the dividend payable on each share of such class or series of capital stock by the original issuance price of such class or series and (ii) multiplying such fraction by $4.92414, the Series A original issue price on such shares; provided that if the Company declares, pays or sets aside a dividend on more than one class of capital stock on the same date, the calculation that results in the highest dividend shall be used in calculating the Series A Preferred dividend.

Voting Rights

On matters presented to the stockholders of the Company for their consideration, the holders of the Series A Preferred have the right to one vote for each whole share of Common Stock into which their respective shares of Series A Preferred are convertible on the record date for the vote. In addition, a separate vote of at least 75% in interest of the issued and outstanding shares of Series A Preferred is required in order for the Company to effectuate, among other things, an amendment to its organizational documents, certain related party transactions, dividends, redemptions, repurchases, the issuance of additional shares and the merger, consolidation, business combination or reorganization of the Company.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

9. Series A Redeemable Convertible and Undesignated Preferred Stock  – (continued)

Liquidation Preference

In the event of any liquidation, dissolution or winding up of the affairs of the Company, the holders of shares of Series A Preferred, subject to the rights of any outstanding debt instruments for borrowed money, shall be entitled to receive, in preference to the holders of Common Stock, the greater of (i) $4.92414 per share, the original issuance price of the Series A Preferred (as may be adjusted in accordance with the Company’s certificate of incorporation) plus any declared but unpaid dividends, or (ii) the amount per share that would have been payable had each share been converted into Common Stock immediately prior to such liquidation, dissolution or winding up. A liquidation is also deemed to occur on a consolidation or merger of the Company, a sale of all or substantially all of the Company’s assets, or the sale, exchange or transfer of voting control of the Company’s stockholders, in each case unless elected otherwise by the holders of at least 75% in interest of the issued and outstanding shares of Series A Preferred.

Conversion

Each share of Series A-1 Preferred is convertible into Common Stock at any time at the option of the holder of such shares at a conversion price equal to $4.92414 (as may be adjusted in accordance with the Company’s certificate of incorporation). In addition, all shares of Series A Preferred convert automatically upon either (i) the election of the holders of at least 75% in interest of the issued and outstanding shares of Series A Preferred or (ii) the closing of the sale of shares of Common Stock in a public offering where the per share offering price of the Common Stock is at least $14.77242, such offering results in at least $75,000 in proceeds, and the Common Stock is listed on the NYSE or NASDAQ.

Each share of Series A-2 Preferred is convertible into Common Stock at any time at the option of the holder of such shares at a conversion price equal to $5.1135686 (as may be adjusted in accordance with the Company’s certificate of incorporation). As a result of the difference in conversion rate between the A-1 and A-2 series, upon full conversion there would be a ratio resulting in less than one-to-one for the A-2 series. In addition, all shares of Series A Preferred convert automatically upon either (i) the election of the holders of at least 75% in interest of the issued and outstanding shares of Series A Preferred or (ii) the closing of the sale of shares of Common Stock in a public offering where the per share offering price of the Common Stock is at least $14.77242, such offering results in at least $75,000 in proceeds, and the Common Stock is listed on the NYSE or NASDAQ.

Redemption

The shares of Series A Preferred are redeemable at the election of the holders of at least 75% in interest of the issued and outstanding shares of Series A Preferred by delivery of written notice to the Company of such election at any time on or after the fifth anniversary of the original issuance date of such shares. Such redemption rights are subject to restrictions in effect from time to time under the Company’s debt instruments.

10. Common Stock

As of December 31, 2010, the Company had 300,000,000 shares of common stock, par value $0.001 per share (“Common Stock”) authorized, with 52,387,374 shares of Common Stock issued and outstanding. The number of authorized shares of Common Stock may be increased or decreased (but not below the number of shares then outstanding) by the affirmative vote of holders representing at least 75% in interest of the issued and outstanding shares of Common Stock. The transactions that affected the Common Stock authorized, issued and outstanding during the year ended December 31, 2010 are described in detail below.

In August 2010, the Company completed its initial public offering, issuing 11,000,000 shares of Common Stock at a public offering price of $13.00 per share. As a result of the offering, the Company received net proceeds of $132,990 after deducting underwriting discounts and commissions of $10,010.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

10. Common Stock  – (continued)

Upon completion of the initial public offering, the Company filed an amended and restated certificate of incorporation to increase the Company’s authorized capital stock from 77,000,000 shares, consisting of 36,000,000 shares of Series A Preferred Stock and 41,000,000 shares of Common Stock, to 310,000,000 shares, consisting of 300,000,000 shares of Common Stock and 10,000,000 shares of preferred stock.

At the closing of the initial public offering, all outstanding shares of Series A Preferred Stock converted to 35,101,716 shares of Common Stock. At December 31, 2010, there were no shares of Series A Preferred Stock issued or outstanding.

In September 2010, the underwriters exercised their over-allotment option to purchase 980,000 shares of Common Stock at the public offering price of $13.00 per share. The Company received an additional $11,848 in net proceeds, after deducting underwriting discounts and commissions of $892.

In December 2010, the Company completed its follow-on offering, issuing 2,000,000 shares of Common Stock at a public offering price of $20.00 per share. As a result of the follow-on offering, the Company received net proceeds of $38,000 after deducting underwriter commissions and discounts of $2,000.

The Company used substantially all of the net proceeds of the initial public offering, including the sale of the underwriters’ over-allotment shares, and the follow-on offering to repay a significant amount of the outstanding indebtedness (see Note 8). As of December 31, 2010, offering costs paid in connection with the initial public offering and follow-on offering totaled $2,546, consisting primarily of legal and accounting fees.

11. Employee Stock Plans

The Company maintains several share-based compensation plans which are more fully described below. Total stock-based compensation expense related to all of the Company’s stock awards was included in various operating expense categories within the periods below, as follows:

	Years Ended December 31,
	2010	2009	2008
Cost of revenue	$105	$63	$173
Product development	755	483	519
Sales and marketing	1,638	529	855
General and administrative	1,717	863	2,245
Total	$4,215	$1,938	$3,792

2007 Restricted Preferred Stock Plan

The maximum number of restricted Series A-1 Preferred shares authorized and issued under the 2007 Restricted Preferred Stock Plan was 2,033,320, all of which were granted on June 15, 2007, in conjunction with the Merger. There were 48,065 restricted Series A-1 Preferred shares unvested at December 31, 2009. At the closing of the initial public offering, all outstanding shares of Series A Preferred Stock converted to Common Stock, including unvested restricted preferred shares. At December 31, 2010, there were no shares of Series A Preferred Stock issued or outstanding.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

11. Employee Stock Plans  – (continued)

The following table summarizes the Restricted Preferred Stock Plan activity for the year ended December 31, 2010:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at January 1, 2010	48,065	$4.92
Vested	(40,495)	4.92
Cancelled	(1,617)	4.92
Converted to Common Stock	(5,953)	$4.92
Non-vested shares at December 31, 2010	—

The aggregate intrinsic value of restricted Series A-1 Preferred shares outstanding at December 31, 2010 and 2009 was $0 and $372, respectively. The intrinsic value for restricted Series A-1 Preferred shares is calculated based on the fair value of the underlying awards and the calculated fair value of such awards as of each respective period end-date.

The total fair value of shares vested during the periods December 31, 2010, 2009 and 2008 was $199, $615 and $3,742, respectively.

Stock based compensation for the restricted Series A-1 Preferred shares during the years ended December 31, 2010, 2009 and 2008 was $160, $487 and $2,240, respectively.

2007 Stock Option and Grant Plan

The maximum number of shares of Common Stock initially reserved and available for issuance under the 2007 Stock Option and Grant Plan was 4,000,000 shares. Under the 2007 Stock Option and Grant Plan, the maximum number of shares increased by one share automatically for every share of restricted Series A-1 Preferred issued under the Restricted Preferred Stock Plan that failed to vest and was cancelled. On March 8, 2010, an additional 4,000,000 shares of Common Stock were authorized for issuance under the 2007 Stock Option and Grant Plan, increasing the number of shares of Common Stock authorized for issuance to 8,000,000. Effective upon the adoption of the Company’s 2010 Equity Incentive Plan, the Company’s board of directors decided not to grant any further awards under the 2007 Stock Option and Grant Plan.

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

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

11. Employee Stock Plans  – (continued)

The following table summarizes the weighted average values of the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the period presented:

	Years Ended December 31,
	2010	2009	2008
Expected volatility	61.7%	77.0%	77.6%
Expected life of option	6.17 years	5.94 Years	6.04 Years
Risk free interest rate	2.4%	2.61%	3.23%
Expected dividend yield	0.0%	0.0%	0.0%

The following table summarizes stock option activity for the year ended December 31, 2010:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2010	1,585,243	$2.03
Granted	1,676,000	9.74
Exercised	(256,136)	2.01
Cancelled	(225,636)	3.70
Outstanding at December 31, 2010	2,779,471	$6.53

The following table contains additional information with respect to options outstanding and exercisable at December 31, 2010:

	Options Outstanding			Options Exercisable
	Number of Options Outstanding	Remaining Weighted Average Life	Weighted Average Exercise Price	Number Exercisable	Remaining Weighted Average Life	Weighted Average Exercise Price
Exercise Prices:
$1.59	875,632	7.08	$1.59	612,497	7.06	$1.59
$3.29	284,339	8.37	3.29	77,366	8.37	3.29
$6.76	975,000	9.16	6.76	16,625	9.16	6.76
$13.00	516,000	9.60	13.00	—	—	—
$19.59	128,500	9.84	19.59	—	—	—
	2,779,471	8.53	$6.53	706,488	7.26	$1.90

At December 31, 2010 the aggregate intrinsic value of stock options outstanding and exercisable was $37,529 and $12,810, respectively. At December 31, 2009, the aggregate intrinsic value of stock options outstanding and exercisable was $9,028 and $3,755, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the calculated fair value of such awards as of each respective period-end date.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

11. Employee Stock Plans  – (continued)

The following table summarizes non-vested stock option activity for the year ended December 31, 2010:

	Shares	Weighted Average Grant Date Fair Value
Non-vested options outstanding at January 1, 2010	972,811	$3.35
Granted	1,676,000	7.12
Vested	(380,283)	3.09
Cancelled	(195,545)	4.86
Non-vested options outstanding at December 31, 2010	2,072,983	$6.28

The following table provides additional information pertaining to the Company’s stock options:

	Years Ended December 31,
	2010	2009	2008
Weighted average grant date fair value for options granted during the period	$7.12	$6.22	$1.12
Total fair value of options vested	$1,176	$407	$451

The intrinsic value of options exercised for the years ended December 31, 2010 and 2009, was $2,859 and $350, respectively. The intrinsic value of options exercised was not material for the year ended December 31, 2008.

At December 31, 2010, there was $10,179 of total unrecognized compensation cost related to non-vested stock options, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 3.41 years. At December 31, 2009, there was $2,332 of total unrecognized compensation cost related to non-vested stock options, net of estimated forfeitures, which was expected to be recognized over a weighted average period of 2.93 years. Stock-based compensation expense for the Company’s stock options under the 2007 Stock Option and Grant Plan and 2010 Equity Incentive Plan, during the years ended December 31, 2010, 2009 and 2008 was $2,626, $502 and $464, respectively.

Restricted Stock Awards (“RSAs”)

Information concerning RSAs outstanding under the 2007 Stock Option and Grant Plan is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at January 1, 2010	1,197,607	$2.90
Vested and exchanged for Common Stock	(507,013)	2.79
Cancelled	(122,143)	1.59
Non-vested shares at December 31, 2010	568,451	$3.29

As of December 31, 2010, no RSAs had been awarded under the 2010 Equity Incentive Plan.

For the years ended December 31, 2010, 2009 and 2008, the weighted-average grant date fair value for RSAs was $0, $7.73 and $1.59, respectively. The fair value of RSAs vested was $1,422, $871 and $925, respectively, during the same periods.

The aggregate intrinsic value of RSAs outstanding at December 31, 2010 and 2009 was $11,332 and $9,258, respectively. The intrinsic value for RSAs is calculated based on the par value of the underlying awards and the calculated fair value of such awards as of each period-end date.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

11. Employee Stock Plans  – (continued)

At December 31, 2010, there was $1,646 of total unrecognized compensation cost related to non-vested RSAs, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 1.50 years. At December 31, 2009, there was $2,759 of total unrecognized compensation cost related to non-vested RSAs, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.25 years. Stock-based compensation expense for the Company’s RSAs under the 2007 Stock Option and Grant Plan, for the years ended December 31, 2010, 2009, and 2008 was $1,164 $949, and $1,088, respectively.

Restricted Stock Units (“RSUs”)

Information concerning RSUs outstanding under the 2010 Equity Incentive Plan is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at January 1, 2010	—	$—
Granted	100,000	20.03
Non-vested shares at December 31, 2010	100,000	$20.03

At December 31, 2010, the weighted-average grant date fair value for RSUs was $20.03. The aggregate intrinsic value of RSUs outstanding at December 31, 2010 was $1,871. The intrinsic value for RSUs is calculated based on the par value of the underlying awards and the calculated fair value of such awards as of each period-end date.

At December 31, 2010, there was $1,712 of total unrecognized compensation cost related to non-vested RSUs, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 4.17 years. At December 31, 2009 and 2008 there was no unrecognized compensation cost related to non-vested RSUs. During the years ended December 31, 2009 and 2008, no RSUs were granted.

Stock based compensation for RSUs during the year ended December 31, 2010, was $90.

2010 Employee Stock Purchase Plan

The 2010 Employee Stock Purchase Plan (the “2010 ESPP”) was adopted by the Company’s board of directors and approved by its stockholders in July 2010. The Company’s 2010 ESPP authorizes the issuance of up to a total of 400,000 shares of its Common Stock to participating employees. The Company will make one or more offerings each year to its employees to purchase stock under the 2010 ESPP, usually beginning on the first business day occurring on or after each January 1, April 1, July 1 and October 1 (the “offering date”) and will end on the last business day occurring on or before the following March 31, June 30, September 30 and December 31, respectively (the “exercise date”).

The 2010 ESPP permits a participating employee to make contributions to purchase shares of Common Stock by having withheld from his or her salary a minimum of 10 dollars ($10) per pay period, up to a maximum of 10% of the employees’ salary per pay period. Under the 2010 ESPP, eligible employees of the Company may elect to participate up to 15 business days prior to the offering date. On the exercise date, a participating employee’s contributions will be used to purchase up to 5,000 shares of the Company’s Common Stock for the participating employee. In addition to the 5,000 share purchase limit, the cost of shares purchased under the plan by a participating employee cannot exceed $25,000 in any plan year. The purchase price for each share will be 85% of the fair market value, as defined in the 2010 ESPP, of the Common Stock on either the offering date or the exercise date, whichever is less.

On December 31, 2010, 18,996 shares were issued under the 2010 ESPP Plan, at a price of $11.05 per share, which represented 85% of the initial public offering price.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

11. Employee Stock Plans  – (continued)

The weighted average grant-date fair value of ESPP rights arising from elections made by the 2010 ESPP participants was $9.26 during the year ended December 31, 2010. The fair value of ESPP rights that vested during the year ended December 31, 2010, was $176.

The fair value for the ESPP rights was estimated using the Black-Scholes option pricing model with the following assumptions:

Year Ended December 31, 2010
Expected volatility	43.1%
Expected life	0.25 years
Risk free interest rate	0.16%
Expected dividend yield	0.0%

At December 31, 2010, there were no outstanding ESPP rights, due to the exercise date of the first offering period being the same date as the end of the fiscal year. Therefore, the aggregate intrinsic value of ESPP outstanding at December 31, 2010 was $0. Additionally, as of December 31, 2010, there was no unrecognized compensation cost related to non-vested ESPP rights, as all of the ESPP rights were vested at December 31, 2010. Stock-based compensation expense related to the Company’s 2010 ESPP for the years ended December 31, 2010, 2009, and 2008 was $175 $0, and $0, respectively.

12. Net Loss per Share

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

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per common share:

	Years Ended December 31,
	2010	2009	2008
Numerator:
Net loss	$(12,436)	$(24,771)	$(24,598)
Denominator:
Basic shares:
Weighted-average common shares outstanding	21,310,284	1,611,090	963,019
Diluted shares:
Weighted-average shares used to compute basic net loss per share	21,310,284	1,611,090	963,019
Effect of potentially dilutive securities:	—	—	—
Options to purchase Common Stock	—	—	—
Unvested shares of restricted Common Stock	—	—	—
Series A Preferred Stock	—	—	—
Weighted-average shares used to compute diluted net loss per share	21,310,284	1,611,090	963,019
Net loss per share:
Basic and Diluted	$(0.58)	$(15.38)	$(25.54)

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

12. Net Loss per Share  – (continued)

The following outstanding options, unvested shares of restricted Common Stock, and Series A Preferred Stock were excluded from the computation of diluted net loss per share for the periods presented as their effect would have been antidilutive:

	Years Ended December 31,
	2010	2009	2008
Options to purchase Common Stock	2,779,471	1,585,243	1,432,428
Unvested shares of restricted Common Stock	568,451	1,197,607	1,507,216
Series A Preferred Stock (as-converted basis)	—	35,103,333	35,132,152

13. Related Party Transactions

In connection with the 2007 Merger, the Company issued and sold to certain affiliates of TA Associates, Inc., an aggregate of 20,557,900 shares of Series A-2 Preferred Stock at a price of $4.92414 per share, and 761,554 shares of Common Stock, for an aggregate purchase price of $101,230 and in consideration for the issuance of the Second Lien Credit Facility (see Note 8) consisting of $30,000 in principal. The Company also issued 13,159,650 shares of Series A-1 Preferred Stock valued at a price of $4.92414 per share to affiliates of Rho Capital Partners, Inc., in exchange for their shares of IntraLinks, Inc. for an aggregate value of $64,800. In conjunction with the Company’s initial public offering, all of the outstanding shares of Series A Preferred Stock were converted into shares of Common Stock (see Note 10). In December 2010, the affiliates of TA Associates, Inc. and Rho Capital Partners, Inc. participated in the secondary stock offering and sold 4,525,488 and 2,896,883 shares of the Company’s Common Stock, respectively. As of December 31, 2010, the affiliates of TA Associates, Inc. and Rho Capital Partners, Inc. collectively owned 30.6% and 19.6% of the Company, respectively. Additionally, during the year ended December 31, 2010, the Company utilized a portion of the net proceeds from the Company’s initial public offering and follow-on stock offering to repay all amounts outstanding under its Second Lien Credit Facility, for which affiliates for TA Associates, Inc. were the lenders.

Certain affiliates of the Company’s two largest shareholders, TA Associates, Inc. and Rho Capital Partners, Inc., are also customers. Revenue generated from these related party stockholders for the years ended December 31, 2010, 2009 and 2008, including companies under common control with TA Associates, Inc. for the years ended December 31, 2009 and 2008, was $293, $246 and $198, respectively. At December 31, 2010, 2009 and 2008, amounts due from these affiliates, and companies under common control with TA Associates, Inc. totaled $0, $17, and $10, respectively.

14. Restructuring Costs

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

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

14. Restructuring Costs  – (continued)

The following table displays activity and balances of the restructuring reserves through December 31, 2010:

	2008 Plan	2009 Plan	Total Costs
Balance at January 1, 2009	$657	$—	$657
Expense	—	1,494	1,494
Payments	(657)	(762)	(1,419)
Balance at December 31, 2009	—	732	732
Payments	—	(732)	(732)
Balance at December 31, 2010	$—	$—	$—

As of December 31, 2009, the unpaid reserve balance of restructuring costs was included in “Accrued expenses and other current liabilities” (see Note 6) in the Company’s Consolidated Balance Sheet.

15. Commitments and Contingencies

Operating Leases

The Company has entered into operating lease agreements for office space, equipment and application-hosting related services. Rent is amortized on a straight-line basis over the applicable lease terms.

The approximate aggregate future minimum lease obligations under non-cancelable operating leases for the five years after December 31, 2010 and thereafter are set forth below:

Year Ending December 31,	Amount
2011	$5,117
2012	5,139
2013	6,190
2014	2,715
2015	2,715
Thereafter	12,960
Total	$34,836

Total facilities expenses, net of sublease income, charged to operations for the years ending December 31, 2010, 2009, and 2008, $3,688, $4,375, and $3,893, respectively.

In December 2009, the Company executed a new 10 year lease directly with the landlord for its corporate headquarters in New York, New York. Currently, the Company occupies the space under a sublease arrangement that expires immediately prior to the time the new lease takes effect. The new lease begins in August 2011 for 10 years and provides for approximately 12 months of initial free rent and an allowance from the landlord to be used for office improvements and certain other payments of approximately $1.9 million. In addition, the Company’s research and development facilities in Charlestown, Massachusetts occupy 36,557 square feet under a lease that expires on December 31, 2015. The present value of the future minimum lease payments of these operating leases is included in the table above.

Legal Proceedings

The Company is involved in claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of such matters will not have a material effect on the Company’s financial position, results of operations, or liquidity. Presently, the Company is not involved in any material legal proceedings.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

16. Comprehensive Loss

Comprehensive Loss is comprised of two components, net loss and other comprehensive loss. For years ended December 31, 2010, 2009 and 2008, comprehensive loss consisted of the following:

	Years Ended December 31,
	2010	2009	2008
Net loss	$(12,436)	$(24,771)	$(24,598)
Other comprehensive income, net of tax:
Foreign currency translation adjustments (net of tax of $69, ($123), and $194, respectively)	203	(214)	301
Recognized loss on derivatives, (net of tax of $4,634)	—	6,019	—
Unrealized loss on derivatives, (net of tax of ($1,201))	—	—	(1,865)
Total other comprehensive income, net of tax	203	5,805	(1,564)
Comprehensive loss	$(12,233)	$(18,966)	$(26,162)

INTRALINKS HOLDINGS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2010, 2009 and 2008
(In Thousands)

	Balance at Beginning of Period	Additions Charged to Expense(1)	Deductions for Purposes for Which the Accounts Were Set Up(2)	Balance at End of Period
Year ended December 31, 2010
Deducted from Accounts Receivable:
Allowance for doubtful accounts	$611	$530	$(560)	$581
Credit reserve	1,859	7,164	(7,186)	1,837
Total	$2,470	$7,694	$(7,746)	$2,418
Year ended December 31, 2009
Deducted from Accounts Receivable:
Allowance for doubtful accounts	$865	$483	$(737)	$611
Credit reserve	1,740	5,845	(5,726)	1,859
Total	$2,605	$6,328	$(6,463)	$2,470
Year ended December 31, 2008
Deducted from Accounts Receivable:
Allowance for doubtful accounts	$223	$1,200	$(558)	$865
Credit reserve	1,640	4,670	(4,570)	1,740
Total	$1,863	$5,870	$(5,128)	$2,605

(1)	Additions to Allowance for doubtful accounts are charged to expense, and additions to the credit reserve are recorded as a reduction of revenue.
(2)	Includes actual write offs (net of recoveries) and credits issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

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

Report of Management on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm, PricewaterhouseCoopers LLP, regarding our internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

Our policy governing transactions in our securities by directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company. As of the date of this filing J. Andrew Damico, our Chief Executive Officer, Anthony Plesner, our Chief Financial Officer, and Patrick Wack, one of our directors, have trading plans in effect covering periods after the date of this Form 10-K in accordance with Rule 10b5-1 and our policy governing transactions in our securities.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information about our executive officers, key employees and directors as of the date of this Form 10-K:

Name	Age	Position(s)
Executive Officers
J. Andrew Damico	48	President, Chief Executive Officer and Director
Anthony Plesner	52	Chief Financial Officer and Chief Administrative Officer
David G. Curran	49	Executive Vice President, Business and Legal Affairs
Key Employees
Gregory Kenepp	49	Chief Marketing Officer
Fahim Siddiqui	44	Executive Vice President, Product and Operations
Jody Tracey	43	Executive Vice President, Human Resources
Directors
Patrick J. Wack, Jr.	43	Director, Chairman of the Board
Brian J. Conway(1)(3)	52	Director
Peter Gyenes(1)(2)(3)	65	Director
Thomas Hale(2)	42	Director
Habib Kairouz(1)(3)	44	Director
Robert C. McBride(1)(2)	66	Director
Harry D. Taylor(2)	36	Director

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

The following paragraphs provide information as of the date of this Form 10-K about our executive officers, key employees and directors. The information presented includes information about each of our director’s specific experience, qualifications, attributes and skills that led our board of directors to the conclusion that he should serve as a director.

J. Andrew Damico was appointed President, Chief Executive Officer and Director in February 2008 after serving as acting President and Chief Executive Officer since August 2007. He has been with us since February 2001, holding various roles of increasing responsibility including Chief Operating Officer from December 2006 to August 2007 and, prior to that, Executive Vice President of Sales and Marketing. Mr. Damico has also served as one of our directors since February 2008. Prior to joining us, he served as Senior Vice President at Radnet, Inc., a provider of shared workspaces to financial services companies, from December 1997 to January 2001. From December 1989 to December 1997, Mr. Damico served in a variety of positions at Lotus Development Corporation, a software company. Prior to joining Lotus, he served in a variety of positions at JP Morgan, a global financial firm. Mr. Damico received a B.S. in Business Administration from the University of Delaware. Through his experience as our Chief Executive Officer as well as his long history with our company, in connection with his service on our Board of Directors, Mr. Damico provides critical insights into our challenges, opportunities and operations, reflecting his detailed knowledge of our company, employees, customers, technology and industry.

Anthony Plesner has served as our Chief Financial Officer and Chief Administrative Officer since April 2005. Prior to joining us, Mr. Plesner founded and operated snapSolutions, a consulting group which provided strategic and operational financial support services to a variety of content management and distribution organizations, from July 2004 to March 2005. From April 2003 to June 2004, Mr. Plesner served as Chief Operating Officer and Chief Financial Officer of The NewsMarket, an online broadcast video news distribution service. From December 2002 to April 2003, Mr. Plesner acted as an independent consultant. Mr. Plesner served as President and Chief Operating Officer of 24/7 Media, Inc., a provider of digital marketing services and solutions, from October 2000 to December 2002. Mr. Plesner served as the Senior

Vice President, Finance/Business Development at Medscape, Inc., a provider of health information via the Internet, from March 1999 to September 2000. Mr. Plesner also serves on the board of directors of Bluefly, Inc., a leading online retailer of designer brands and fashion trends. Mr. Plesner holds an M.B.A. from the University of Pittsburgh and a B.A. from the University of Manchester, England.

David G. Curran has served as our Executive Vice President, Business and Legal Affairs, since joining us in October 2010. Prior to joining us, Mr. Curran was the Senior Strategic Advisor to Brightleaf Corporation, a document process automation platform company focused on providing legal document software solutions and services, from April 2009 to September 2010. From June 2007 to April 2009, he served as President and Chief Executive Officer of Integrity Interactive Corporation, a provider of SaaS risk management solutions. From 2002 to 2007, Mr. Curran served as President and Chief Executive Officer of Data Communique, Inc., a subsidiary of Havas, a global communications and media company. From 2000 to 2002, he served as group president of Vertis, Inc., a digital solutions and marketing firm. From 1998 to 2000, he was employed at Big Flower Holdings, Inc., a predecessor company to Vertis, Inc. Prior to that, Mr. Curran held senior legal and compliance positions at Campbell Soup Company and the Reader’s Digest Association, Inc. Mr. Curran began his career as an associate at Satterlee Stephens Burke and Burke, a boutique law firm in New York. Mr. Curran holds a J.D. from Boston University School of Law and a B.A. from the State University of New York at Stony Brook.

Gregory Kenepp has served as our Chief Marketing Officer since July 2008. Prior to joining us, Mr. Kenepp served as interim Chief Executive Officer and Executive Vice President of Sales and Marketing for Violin Memory, Inc., a technology start-up company and innovator in solid-state scalable memory appliances and technology, from January 2008 to July 2008. From February 2005 to April 2007 he served as President of IPC Command Systems, where he started a new business unit providing hardware and software command and control solutions to the government and public safety sectors. From December 2001 to February 2005, he served as President and Chief Operating Officer of IPC Systems, Inc., a global provider of technology products and services for mission critical communications solutions to financial services institutions. Mr. Kenepp has a B.S. from Clarkson University and an M.S. from Stanford University.

Fahim Siddiqui has served as our Executive Vice President of Product and Operations since January 2008. Prior to joining us, Mr. Siddiqui served as Chief Executive Officer at Sereniti, a privately held technology company from February 2004 to January 2008. From January 2001 to February 2004, Mr. Siddiqui was the Managing Partner of K2 Software Group, a technology consulting partnership providing product solutions to companies in the high tech, energy and transportation industries with clients including Voyence, Inc., E-470 Public Highway Authority and Tellicent, Inc. From June 1987 to October 2000, Mr. Siddiqui held executive and senior management positions in engineering and information systems with ICG Telecom, Enron Energy Services, MCI, Time Warner Telecommunications and Sprint. In these roles, he led teams with more than 1,100 members and assisted in scaling organizations from start-ups to over $2 billion in revenue. Mr. Siddiqui holds a B.S. in Computer Science from Iowa State University and an M.S. in Computer Science from the University of Missouri, Kansas City.

Jody Tracey has served as our Executive Vice President of Human Resources since April 2006. Prior to joining us, Ms. Tracey pursued and received her M.A. in Organizational Psychology and Leadership from Columbia University. From November 1997 to February 2005, Ms. Tracey led the human resources function for two divisions of Bowne & Co., Inc., a financial printing services and secure document transmission provider. Ms. Tracey began her career with IPC Systems, Inc., a $350 million voice and data communications company, where she helped to lead the company’s growth towards a spin-off from GTE and ultimately an initial public offering, from September 1989 to October 1997. Ms. Tracey holds a B.A. from Manhattanville College and an M.A. in Organizational Psychology and Leadership from Columbia University.

Patrick J. Wack, Jr. has served as one of our directors since March 2002 and has served as the Chairman of our board of directors since September 2007. Mr. Wack has served as a Venture Partner and independent consultant to Rho Capital Partners, Inc. since December 2008. Mr. Wack served as our President and Chief Executive Officer from March 2002 to August 2007, our Executive Vice President of Business Development from September 1999 to January 2002, and our Chief Operating Officer from July 1997 to September 1999. Prior to IntraLinks, Mr. Wack was a director and Chief Operating Officer of Professional Sports Care

Management, Inc., a publicly-traded provider of outpatient physical therapy services. In addition to IntraLinks, Mr. Wack presently serves on the boards of directors of several private companies. Mr. Wack holds a B.S. from Princeton University. Because of Mr. Wack’s long history with us and strong leadership and management background, we believe he is ideally suited to serve as our Chairman.

Brian J. Conway has served as one of our directors since June 2007. Mr. Conway is a Managing Director, the head of the Boston office technology group, and on the executive committee of TA Associates, Inc., a prominent growth private equity firm, which he joined in August 1984. Prior to his time at TA Associates, Inc., Mr. Conway worked in mergers and acquisitions and corporate finance for Merrill Lynch, Pierce, Fenner & Smith Incorporated. Mr. Conway holds an M.B.A. from Stanford University and a B.A. from Amherst College. As a Managing Director of TA Associates, Inc., our largest stockholder that acquired a controlling interest in June 2007, Mr. Conway has a thorough understanding of our business and industry and has been instrumental in our development. Mr. Conway brings substantial investing experience in growth-oriented technology companies having invested in and served on the board of directors of numerous public and private companies.

Peter Gyenes has served as one of our directors since March 2008. Mr. Gyenes has served as the non-executive Chairman of Sophos plc, a privately held global security software company, since May 2006. Mr. Gyenes served as Chairman and Chief Executive Officer of Ascential Software Corporation (“Ascential”), a market leader in data integration software, and its predecessor companies VMark Software, Ardent Software and Informix from 1996 until it was acquired by IBM in May 2005. Mr. Gyenes also serves on the board of directors of RealPage, Inc., a provider of property management software, Lawson Software, Inc., a provider of enterprise applications software, Pegasystems, Inc., a provider of business process management software and services, and VistaPrint Limited, a global e-commerce provider of marketing services to small business. In addition, Mr. Gyenes served on the board of directors of Applix, Inc., a business intelligence software company from 2000 to 2007, BladeLogic, Inc., a data center automation company, from 2006 to 2008, Netezza Corporation, a provider of data warehouse appliances, from 2008 to 2010, and webMethods, Inc., an enterprise integration software business, from 2005 to 2007. Mr. Gyenes is also a trustee emeritus of the Massachusetts Technology Leadership Council. Mr. Gyenes holds an M.B.A. and a B.A. from Columbia University. Mr. Gyenes brings to our board of directors over 40 years of experience in technology, sales, marketing, and general management within the computer systems and software industry in the Americas, Europe and Asia/Pacific. He currently serves and has served on the board of directors of public and private companies and has extensive experience with strategic acquisitions and divestitures, team building and corporate governance.

Thomas Hale has served as one of our directors since April 2008. Mr. Hale has served as the Chief Product Officer of Homeaway.com, Inc, a private software firm, since July 2010. Mr. Hale has served as the Chief Product Officer of Linden Lab, a private software firm, from October 2008 to June 2010. Mr. Hale served as an Entrepreneur in Residence at Redpoint Ventures, a venture capital firm, from December 2007 to October 2008. Mr. Hale was Senior Vice President/General Manager of the Knowledge Worker business unit, of Adobe, Inc. (“Adobe”), a software firm, where he was in charge of strategy and execution for core Adobe franchises like Adobe Acrobat and Acrobat Connect Professional, a flash-based web conferencing solution, from October 2005 to October 2007. From April 1995 to October 2005, Mr. Hale was Senior Vice President/General Manager of the communications, publishing and training division at Macromedia, Inc. (“Macromedia”), which was later acquired by Adobe, where he led the company into the web collaboration market with its first Software as a Service offering. Mr. Hale holds a B.A. from Harvard University. Mr. Hale has extensive experience in enterprise collaboration, content and document management, and software as a service, encompassing operating disciplines ranging from product development, strategy, sales and marketing, and operations. In addition, at Macromedia, Mr. Hale served as an executive officer where he participated in the operations, governance, and administration of a public company of a similar scale to us. In addition, during his tenure at Redpoint Ventures, Mr. Hale engaged with many companies that comprise the technology and competitive landscape relevant to us.

Habib Kairouz has served as one of our directors since 2001. Mr. Kairouz is a Managing Partner of Rho Capital Partners, Inc., an investment and venture capital management company, which he joined in 1993. Prior to joining Rho, Mr. Kairouz worked for five years in investment banking and leveraged buyouts with Reich &

Co. and Jesup & Lamont. Mr. Kairouz also serves on the board of directors of Bluefly, Inc. and ReachLocal, Inc., both companies presently listed on NASDAQ, and other private companies. In addition, Mr. Kairouz served on the board of directors of iVillage Inc., a NASDAQ-listed company, from 1998 until it was acquired in 2006 by NBC Universal. Mr. Kairouz holds an M.B.A. from Columbia University and a B.S. from Cornell University. Mr. Kairouz has substantial experience in the development of technology companies, having served on the board of directors on various public and private companies. As a Managing Partner of Rho Capital Partners, Inc., one of our largest stockholders since 2001, Mr. Kairouz has been crucial to our success during his long tenure on our board.

Robert C. McBride has served as one of our directors since June 2008. Mr. McBride served as the Chief Financial Officer of Iona Technologies, a public software and services company, from February 2006 until his retirement in February 2008. From June 2001 to September 2005, Mr. McBride was the Vice President and Chief Financial Officer of Ascential, a public company and leading provider of enterprise data integration software, which was acquired by IBM in May 2005. Prior to that, Mr. McBride held a 17-year tenure at Data General Corporation (now part of EMC Corporation) during which he held various roles of increasing responsibility, including Vice President, Chief Administrative Officer, Corporate Controller and Corporate Treasurer, among other senior financial management positions. He served on the board of directors of Arbor Networks, a private U.S.-based network security products, services and solutions company, until its sale in 2010. Mr. McBride holds an M.B.A. from Washington University and a B.A. from Ohio Wesleyan University. Because of Mr. McBride’s over 35 year record of serving on the board of directors of several companies and his prior public company experience as Chief Financial Officer of Ascential, Iona Technologies and various other financial management positions with large software and technology companies, we believe Mr. McBride is able to provide valuable input into our strategic and financial affairs, as well as other matters.

Harry D. Taylor has served as one of our directors since June 2007. Mr. Taylor is a Principal at TA Associates, Inc., which he joined in July 2005, and focuses on recapitalizations, management-led buyouts, and growth capital investments in technology companies. Prior to TA Associates, Inc., Mr. Taylor served as a senior associate at Stone Point Capital, where he focused on investments in the financial services and technology sectors. Mr. Taylor currently serves on the boards of several private companies and holds an M.B.A. from Harvard Business School and a B.A. from Hamilton College. As a Principal of TA Associates, Inc., our largest stockholder that acquired a controlling interest in June 2007, Mr. Taylor has a thorough understanding of our business and industry and has been instrumental in our growth since June 2007.

There are no family relationships among any of the Company’s directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Ownership of, and transactions in, our Common Stock by our executive officers and directors and owners of 10% or more of our outstanding Common Stock are required to be reported to the SEC pursuant to Section 16(a) of the Exchange Act. Based solely on our review of such reports and written representations from certain reporting persons, during the fiscal year ended December 31, 2010, all such reports were filed in a timely manner.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. Our code of business conduct and ethics is available on our website at www.intralinks.com. We intend to disclose any amendments to the code, or any waivers of its requirements, on our website.

Audit Committee

The board of directors currently has an audit committee, which consists of Messrs. Gyenes, Hale, McBride and Taylor and is chaired by Mr. McBride. Our board of directors has determined that each member of the audit committee, except Mr. Taylor, is “independent” for audit committee purposes as that term is defined in the rules of the Securities and Exchange Commission and the applicable New York Stock Exchange rules. In compliance with the transitional rules of the Securities and Exchange Commission and the New York Stock Exchange, the entire audit committee will be “independent” on or prior to August 5, 2011, which is one year from the effective date of the registration statement for our initial public offering. Our board of directors has designated Mr. McBride as an “audit committee financial expert,” as defined under the applicable rules of the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section discusses our executive compensation policies and arrangements as they relate to our named executive officers who are listed in the compensation tables set forth below. The following discussion should be read together with the compensation tables and related disclosures set forth below.

Overview

We are a leading global provider of Software-as-a-Service (“SaaS”) solutions for securely managing content, exchanging critical business information and collaborating within and among organizations. With that in mind, we designed, and intend to modify as necessary, our compensation and benefits program and philosophy to attract, retain and incentivize talented, qualified and committed executive officers that share our philosophy and desire to work toward our goals. To support these compensation objectives, we strive to provide a competitive total compensation package to our executive officers that we believe:

•	is informed by the external environment allowing for competitiveness of the total package;
•	aligns the interests of our executive officers with those of our stockholders, and supports the strategic direction of our business;
•	encourages behavior consistent with our values and reinforces ethical business practices;
•	reflects the level of accountability and future potential of each executive and the achievement of outstanding individual results;
•	reflects internal pay equity ensuring team behavior consistent with the requirement for cross-organizational superior results;
•	links executive compensation to the achievement of near-term corporate targets as well as long-term business objectives and strategies; and
•	increases the proportion of compensation that is “at risk” as an executive’s level of responsibility increases, but without encouraging excessive or unnecessary risks.

We use a combination of base salary, annual cash incentive compensation programs and a long-term equity incentive compensation program to create a competitive compensation package for our executive management team. We generally apply the same compensation philosophy for our named executive officers to all levels of managerial employees. In 2010, our named executive officers included our Chief Executive Officer, J. Andrew Damico, our Chief Financial Officer, Anthony Plesner, our Senior Vice President, former General Counsel and Secretary, Gary Hirsch and our Executive Vice President, Business and Legal Affairs, David G. Curran. On October 4, 2010, Mr. Hirsch advised us of his decision to resign his position as Senior Vice President, General Counsel and Secretary, effective as of October 6, 2010, and as an employee, effective as of December 31, 2010. On October 6, 2010, we announced the appointment of David G. Curran as Executive Vice President, Business and Legal Affairs, succeeding Mr. Hirsch.

Role of Compensation Committee and Executive Officers

Our executive compensation program is administered by the compensation committee of our board of directors. Our compensation committee operates under a written charter adopted by the board of directors, which establishes that the committee has overall responsibility for overseeing our executive compensation policies, plans and programs, reviewing our achievements as a company and the achievements of our individual officers and determining the type and level of compensation of our chief executive officer, our other executive officers and our directors. In reviewing and approving these matters, our compensation committee considers such matters as it deems appropriate, including our financial and operating performance, the alignment of the interests of our executive officers and our stockholders and our ability to attract and retain qualified and committed individuals.

For executive officers other than our Chief Executive Officer, J. Andrew Damico, the compensation committee typically seeks and considers input from our Chief Executive Officer regarding such executive officers’ responsibilities, performance and compensation. Specifically, our Chief Executive Officer makes recommendations regarding base salary increases, incentive compensation and the grant of stock options and other equity awards to our named executive officers. These recommendations reflect compensation levels that our Chief Executive Officer believes are qualitatively commensurate with an executive officer’s individual qualifications, experience, responsibility level, functional role, knowledge, skills, and individual performance, as well as our company’s performance and the market for the position. Mr. Damico also generally participates in our compensation committee’s deliberations about executive compensation matters. However, Mr. Damico does not participate in the deliberation or determination of his own compensation. Our compensation committee considers our Chief Executive Officer’s recommendations with respect to the other officers, but is not required to follow any of his recommendations and may adjust up or down as it determines in its discretion, and approves the specific compensation for all the executive officers.

Role of Compensation Consultant

The compensation committee has the authority to engage the services of outside consultants and advisors to assist it making decisions regarding the establishment of our compensation programs and philosophy. The compensation committee has retained Pearl Meyer & Partners LLC as its independent compensation consultant to advise the compensation committee in matters related to executive officer and director compensation. Pearl Meyer & Partners LLC does not provide any services to us other than the executive compensation services provided to the compensation committee.

To assist our compensation committee to set appropriate compensation terms for our executives, Pearl Meyer & Partners LLC has conducted analyses of base salary, bonus and equity compensation as well as the severance terms provided to our executive officers. In connection with its analysis of compensation of our executive officers for 2010, Pearl Meyer & Partners LLC analyzed compensation data relating to the following 23 U.S.-based technology companies:

3PAR, Inc	Advent Software, Inc	ArcSight, Inc.
athenahealth, Inc.	Commvault Systems, Inc.	Concur Technologies, Inc.
Dealertrack Holdings, Inc	Interwoven, Inc.	Kenexa Corporation
Limelight Networks, Inc.	Netezza Corporation	NetSuite, Inc.
Omniture, Inc.	Phase Forward Inc	Rightnow Technologies, Inc.
RiskMetrics Group, Inc	S1 Corporation	SuccessFactors, Inc.
Switch & Data Facilities Company, Inc.	Taleo Corporation	TechTarget, Inc.
Vasco Data Sec Intl, Inc.		Virtusa Corporation

Certain of these companies were determined to be appropriate peer companies based on the size of their businesses. Certain of these companies were selected for executive compensation analysis purposes because they had recently completed initial public offerings. They are also representative of the types of companies with which we compete for executive talent. We may replace some or all of these companies with others from time to time as changes in market positions and company size, including our own, may suggest more representative peer group companies.

Elements of Compensation

The elements of our executive compensation program include the following:

•	base salary;
•	annual performance-based incentive cash compensation;
•	stock incentive programs, such as stock options and restricted stock; and
•	severance and change in control arrangements.

In addition, we provide our executives with benefits that are generally available to our U.S.-based salaried employees, including medical, dental, vision, group life and accidental death and dismemberment insurance and our 401(k) plan. We also offer to all of our U.S.-based employees, including our executive officers, a company match to all of our employees under our 401(k) plan.

Our compensation committee has not established any formal policies or guidelines for allocating compensation between current and long-term equity compensation, or between cash and non-cash compensation. In determining the amount and mix of compensation elements and whether each element provides the correct incentives and rewards for performance consistent with our short-term and long-term goals and objectives, our compensation committee relies on its judgment rather than adopting a formulaic approach to compensatory decisions. However, we generally strive to manage base compensation at or near the market median for our peer group with strong rewards for performance through our incentive plans.

Base Salary

We provide base salary to our named executive officers and other employees to compensate them for services rendered on a day-to-day basis during the fiscal year. Base salary also provides guaranteed cash compensation to secure the services of our executive talent. The base salaries of our named executive officers are primarily established based on the scope of their responsibilities, experience, performance and contributions, taking into account the Pearl Meyer & Partners LLC comparable company data and based upon our compensation committee’s understanding of compensation paid to similarly situated executives, and adjusted as necessary to recruit or retain specific individuals. We may also increase the base salary of an executive officer at other times if a change in the scope of the executive’s responsibilities, such as promotion, justifies such consideration. Executive officer base salaries are generally set at levels that are proportionately higher than other managers in our company to recognize their greater role in our success and additional roles and managerial responsibilities. We typically review the base salaries of our named executive officers annually.

We believe that a competitive base salary relative to the companies with which we compete for executives is a necessary element of any compensation program that is designed to attract and retain talented and experienced executives. We also believe that attractive base salaries can motivate and reward executives for their overall performance. Accordingly, our compensation committee generally strives to provide base salaries for each of our executive officers at or near the median base salary amount of similarly situated executives in our peer group.

Based on the above criteria, following its annual evaluation of salaries in 2010 for our named executive officers, our compensation committee determined not to adjust the base salaries of Messrs. Plesner and Hirsch, which were $260,800 and $220,000, respectively. With respect to Mr. Damico’s base salary, our compensation committee awarded a discretionary base salary increase of 15.4%, from $325,000 to $375,000, to bring his base salary closer to the median amount as compared to executives with similar titles and job responsibilities among our peer companies. With respect to Mr. Curran, who was appointed Executive Vice President, Business and Legal Affairs, on October 6, 2010, our compensation committee established his base salary at $260,000, representing an amount approximately 3% higher than the median for the peer group.

Annual Incentive Compensation

We believe that some portion of annual cash compensation for our named executive officers should be contingent upon successful company performance. Therefore, our named executive officers are eligible to receive annual cash incentive compensation, referred to as a performance bonus, which is generally tied to overall company performance. Our compensation committee established a cash incentive compensation program consistent with the foregoing principles.

In connection with our initial public offering, we adopted a Senior Executive Incentive Bonus Plan for use in 2010 and future fiscal years. On an annual basis, each eligible executive will be awarded an annual target performance bonus award that is tied to attainment of corporate performance targets.

Each year, within the first 90 days of the year, our compensation committee will select the applicable corporate performance metrics for the fiscal year including from the following: cash flow (including, but not limited to, operating cash flow and free cash flow), revenue (including, but not limited to, total company revenue and revenue in specific industries or use cases), bookings, EBITDA (earnings before interest, taxes, depreciation and amortization), net income (loss) (either before or after interest, taxes, depreciation and/or amortization), changes in the market price of our common stock, acquisitions or strategic transactions, operating income (loss), return on capital, assets, equity, or investment, stockholder returns, return on sales, gross or net profit levels, productivity, expense, margins, operating efficiency, customer satisfaction, working capital, earnings (loss) per share of our common stock, or any of these metrics in comparison to a peer group. There will be four levels of achievement for the financial performance metrics: Level 1 (75% of target earned), Level 2 (100% of target earned), Level 3 (125% of target earned) and Level 4 (150% of target earned). In limited circumstances, the compensation committee may award a target bonus award without the 150% cap. Each performance metric will have its own weighting. Each eligible executive must be employed on the bonus payment date to be entitled to receive the bonus.

Under the 2010 Annual Incentive Plan, each executive officer had an annual performance bonus target based upon a percentage of base salary. The compensation committee set the target performance bonus percentage for each executive officer based on his or her position, the compensation committee’s knowledge of the market compensation rates for such position, and internal pay equity. Each level is differentiated as follows:

Position	2010 Targeted Bonus % of Base Salary
President and Chief Executive Officer	100%
Chief Financial Officer	50%
Senior Vice President and General Counsel	40%
Executive Vice President, Business and Legal Affairs	50%

The compensation committee set these performance target bonus percentages to provide that a substantial portion of each executive’s cash compensation would be linked directly to business performance.

Each component of our 2010 Annual Incentive Plan had four levels of achievement: Level 1 (75% of target payout), Level 2 (100% of target payout), Level 3 (125% of target payout), and Level 4 (150% of target payout). To the extent that we exceed the Level 1, 2, or 3 target for any component, the respective percentage of target payout amount would be proportionately increased. For 2010, the maximum annual performance bonuses that could be paid were 150% of the target performance bonus percentage.

Our corporate financial goals for 2010 were based on internal financial target levels relating bookings, revenue, adjusted EBITDA, and unlevered free cash flow (“uFCF”). Our Level 1, Level 2, Level 3, and Level 4 total revenue targets were $162.2 million, $167.5 million, $175.9 million and $180.1 million, respectively. Our Level 1, Level 2, Level 3, and Level 4 targets for bookings were $177.1 million, $187.1 million, $207.1 million, and $215 million respectively. Our Level 1, Level 2, Level 3 and Level 4 uFCF targets were $34.9 million, $40.4 million, $44.7 million, and $46.5 million, respectively. The adjusted EBITDA targets for Level 1, Level 2, Level 3, and Level 4 were $53.5 million, $57.9 million, $62.7 million, and $65 million, respectively. These metrics were chosen because they support our objective of achieving growth and would align the interests of our executives with the interests of our shareholders. We believe that revenue is an appropriate measure for annual performance bonuses because it provides the executives with an incentive to achieve favorable current results, while also producing long-term growth for our company. Unlevered free cash flow represents net cash provided by operating activities minus capital expenditures and excluding cash charges from investing or financing activities. Adjusted EBITDA represents net income (loss) adjusted to exclude (i) interest expense, net of interest income, (ii) income tax provision (benefit), (iii) depreciation and amortization, (iv) amortization of intangible assets, (v) stock-based compensation, (vi) amortization of debt issuance costs and (vii) other (income) expense. These metrics require focus on marketing and sales execution, working capital management, a cost effective capital structure and cost containment.

Our compensation committee established these financial goals after considering our historical financial performance and internal strategic objectives. Our compensation committee also has the authority to award discretionary cash bonuses to our executive officers and non-executive employees.

For the year ended December 31, 2010, we achieved the target on all four components of the bonus; bookings, revenue, EBITDA, and uFCF as follows; $199.8 million (achievement 115%), $184.3 million (achievement 150%), $61.1 million (achievement 115%), and $37.9 million (achievement 94%) resulting in a total payout of 118.5% of the respective targeted bonus percentage. The resulting bonuses for Messrs. Damico, Plesner, Curran, and Hirsch were $444,375, $154,524, $39,105, and $104,280, respectively. Mr. Hirsch was awarded an additional amount of $20,000 based on his work in connection with our initial public offering.

Stock Awards

Equity based compensation is an integral part of our overall compensation program. Providing named executive officers with the opportunity to create significant wealth through stock ownership is viewed as a powerful tool to attract and retain highly qualified executives, to achieve strong long-term stock price performance and to help align our executives’ interests with our stockholders’ interests. In addition, the vesting feature of our equity grants contributes to executive retention because this feature provides an incentive to our named executive officers to remain in our employ during the vesting period. These stock-based incentives, which in recent years have consisted solely of stock option and restricted stock awards, are based on the compensation committee’s analysis of relevant compensation information, with the intention of keeping the executives’ overall compensation, including the equity component of that compensation, at a competitive level in line with the executive’s position and reflective of the executive’s contribution to our performance.

In 2010, we adopted an equity award grant policy, effective as of our initial public offering on August 5, 2010, which formalizes how we grant equity awards to our officers and employees. Under our equity award grant policy, all grants must be approved by the compensation committee. All equity awards will be made at fair market value based on the closing market price of our common stock on the effective date of grant. While our current equity incentive plans may permit the granting of equity awards at any time, our equity award grant policy provides that we will generally only grant incentive awards on a regularly scheduled basis, as follows:

•	grants made in connection with the hiring of a new employee or promotion of an existing employee will be made on a quarterly basis on the third trading day after we first publicly release our financial results for the prior quarter or year; and
•	grants made to existing employees, other than in connection with a promotion or other special recognition event will generally be made, if at all, on an annual basis.

The material terms of our 2010 Equity Incentive Plan, our 2010 Employee Stock Purchase Plan, and our 2007 Stock Option and Grant Plan are described under “— Benefit Plans” below.

For 2010, annual equity awards were provided to each executive officer in February. As we had not yet achieved an initial public offering at the time the awards were determined, the awards were informed by the percentage of outstanding shares given to peer positions in our peer companies who had recently completed an initial public offering, often referred to as the opportunity approach. For Mr. Damico, the guidance based on the peer group was 785,000 options. As Mr. Damico was still relatively new in his position, the grant awarded was 400,000 options which was consistent with his prior year’s award. For Mr. Plesner, the guidance based on the peer group was 59,000-80,000 options. As Mr. Plesner was 14% unvested at the time and retention of our chief financial officer was key to our initial public offering effort, a decision was made to award 100,000 options. The guidance for Mr. Hirsch was 35,000 to 48,000. Based on internal comparisons, Mr. Hirsch was awarded 30,000 options. Mr. Curran was hired in September 2010. As a seasoned general counsel, management used the guidance of Pearl Meyer and Partners LLC for equity at the 75th percentile of market. Pearl Meyer and Partners LLC issued guidance of 50,000-68,000 full value shares at the 75% of the market. Mr. Curran’s initial equity grant was established at 50,000 restricted stock units.

Severance and Change in Control Arrangements

Our goal in providing severance and change in control benefits is to offer sufficient cash continuity protection such that our executives will focus their full time and attention on the requirements of the business rather than the potential implications for their respective positions. We prefer to have certainty regarding the potential severance amounts payable to the named executive officers under certain circumstances, rather than negotiating severance at the time that a named executive officer’s employment terminates. We have also determined that accelerated vesting provisions in connection with a termination following a change in control are appropriate because they will encourage our restricted stock and option holders, including our named executive officers, to stay focused in such circumstances, rather than the potential implications for them. In addition, named executive officers are provided with severance packages in consideration for delivering to us a non-competition agreement. We believe the severance package enhances the enforceability of the non-competition agreement. The compensation committee believes that such agreements serve to reduce the likelihood that competitors will seek to hire our named executive officers who have significant knowledge about our operations and short- and long-term strategies.

For our Chief Executive Officer, Mr. Damico, we have set potential severance payments for termination without cause at six months’ continued payment of base salary plus health benefits. For our Chief Financial Officer, Mr. Plesner, we have set potential severance payments for termination without cause at six months’ continued payment of base salary and health benefits plus a prorated target bonus. These benefits are tied to Mr. Damico’s and Mr. Plesner’s covenant not to compete with us for 24 months and 12 months, respectively, following termination of his employment. These severance arrangements provide incentive for our executives to comply with their post-employment covenants and grant us the ability to suspend payment if an executive has breached these covenants. Pearl Meyers & Partners LLC reviewed the change in control and severance benefits we have in place for Messrs. Damico and Plesner. Pearl Meyers & Partners reported that amounts and other terms of these severance arrangements were within market norms. Mr. Hirsch did not have an individual severance arrangement. However, upon Mr. Hirsch’s resignation we entered into a consulting agreement with him, the terms of which are described in “Potential Payments Upon Termination or Change in Control — Gary Hirsch” in this Form 10-K.

Pearl Meyers & Partners LLC also recommended that we consider implementing consistent change in control benefits across our senior management team, and reported that the payment of one year’s cash compensation with corresponding health and welfare benefits upon termination of employment following a change in control (i.e., a “double-trigger” provision) would be within market norms. Our compensation committee considered the recommendation of Pearl Meyers & Partners LLC and determined that the existing severance and recommended change in control benefits would provide security to our executive officers whose leadership and experience would be crucial to maximize stockholder value. Accordingly, in December 2009, we adopted a “double-trigger” change in control policy for our senior management team, which includes all of our named executive officers. Under this policy, upon a termination by us without cause or by the executive for good reason within 12 months following a change in control of the company, each of our named executive officers and other senior executives are entitled to a lump sum payment equal to one year’s base salary plus the target bonus for the year of termination and continued health benefits for 12 months (or the date upon which such executive is employed by another employer, if sooner). Any executive who would otherwise be entitled to severance benefits under his employment agreement in connection with a change in control of our company will receive the greater of such benefits or the benefits provided under this severance policy. A description of the material terms of the employment agreement of each named executive officer is set forth under “— Employment Agreements and Change in Control Arrangements” below.

In addition, pursuant to the terms of stock option and restricted stock award agreements, vesting of equity awards granted to our named executive officers may accelerate if not assumed in connection with a change in control of our company or, if assumed, upon loss of position or termination of our named executive officers’ employment without cause following a change in control. See “— Employment Agreements and Change in Control Arrangements” and “— Potential Payments Upon Termination or Change in Control” below.

Other Benefits

We believe that establishing competitive benefit packages for our employees is an important factor in attracting and retaining highly qualified personnel. Executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life and accidental death and dismemberment insurance and our 401(k) plan, in each case on the same basis as other employees. We also provide a matching contribution under our 401(k) plan to employees generally, including our named executive officers. We generally do not provide any perquisites to our named executive officers and they do not participate in any retirement or pension plan other than our standard 401(k) plan because participation in the long-term appreciation in the value of our stock is expected to provide significant retirement value if we perform.

Tax and Accounting Considerations

We have not provided any executive officer or director with a gross-up or other reimbursement for tax amounts the executive might pay pursuant to Section 280G or Section 409A of the Internal Revenue Code. Section 280G (the “Code”) and related Code sections provide that executive officers, directors who hold significant stockholder interests and certain other service providers could be subject to significant additional taxes if they receive payments or benefits in connection with a change in control of our company that exceeds certain limits, and that we or our successor could lose a deduction on the amounts subject to the additional tax. Section 409A also imposes additional significant taxes on the individual in the event that an executive officer, director or service provider receives “deferred compensation” that does not meet the requirements of Section 409A.

For our financial statements, cash compensation, such as salary and bonus, is expensed and for our income tax returns, cash compensation is generally deductible except as set forth below. For equity-based compensation, we expense, the fair value of such grants over the vesting period.

Section 162(m) of the Code imposes a $1 million cap on federal income tax deduction for compensation paid to our Chief Executive Officer and to certain other highly compensated officer during any fiscal year unless the compensation is “performance-based” under Section 162(m). Under a special Section 162(m) exception, any compensation paid pursuant to a compensation plan in existence before the effective date of this public offering will not be subject to the $1,000,000 limitation until the earliest of: (i) the expiration of the compensation plan, (ii) a material modification of the compensation plan (as determined under Section 162(m)), (iii) the issuance of all the employer stock and other compensation allocated under the compensation plan, or (iv) the first meeting of stockholders at which directors are elected after the close of the third calendar year following the year in which the public offering occurs. While the compensation committee cannot predict how the deductibility limit may impact our compensation program in future years, the compensation committee intends to maintain an approach to executive compensation that strongly links pay to performance. In addition, while the compensation committee has not adopted a formal policy regarding tax deductibility of compensation paid to our named executive officers, the accounting and tax treatment of compensation pursuant to Section 162(m) and other applicable rules is a factor in determining the amounts of compensation for named executive officers.

Summary Compensation Table

The following table shows the compensation paid or to be paid by us, and certain other compensation paid or accrued, during the fiscal year ended December 31, 2010 and 2009 to our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)(1)	All Other Compensation ($)(2)	Total ($)
J. Andrew Damico President and Chief Executive Officer	2010	375,000	—	444,375	5,500	824,875
	2009	325,000	227,000	—	11,921	563,921
Anthony Plesner Chief Financial Officer and Chief Administrative Officer	2010	260,800	—	154,524	5,500	420,824
	2009	260,800	130,500	—	20,710	412,010
Gary Hirsch Former Senior Vice President and General Counsel	2010	220,000	20,000	104,280	13,308	357,588
	2009	220,000	88,000	—	7,698	315,698
David Curran(3) Executive Vice President Business and Legal Affairs	2010	66,000	—	39,105	—	105,105
	2009	—	—	—	—	—

(1)	Represents annual cash incentive compensation under our 2010 Annual Incentive Plan. See “— Annual Performance-Based Compensation” for additional details.
(2)	Includes amounts of $5,500, $5,500 and $4,000, respectively, for Damico, Plesner and Hirsch as a 401(k) plan matching contribution. Additionally, amounts include $9,308 for accrued but unused vacation days paid to Mr. Hirsch upon his departure from the Company.
(3)	Compensation for David Curran for the fiscal year ended December 31, 2010 reflects amounts earned from his start-date of October 6, 2010 through December 31, 2010.

Grants of Plan-Based Awards

The following table presents information on plan-based awards for the fiscal year ended December 31, 2010 to our named executive officers:

GRANT OF PLAN BASED AWARDS

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise Price of Option Award ($ per share)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Threshold ($)	Target ($)	Maximum ($)
J. Andrew Damico	281,250	375,000	562,500	—	400,000	6.76	2,552,000
Anthony Plesner	97,875	130,500	195,750	—	100,000	6.76	638,000
Gary Hirsch	66,000	88,000	132,000	—	30,000	6.76	191,400
David Curran	97,500	130,000	195,000	50,000	—	—	1,001,500

(1)	The amounts shown in the threshold, target and maximum columns reflect the minimum, target and maximum amounts potentially payable under our 2010 Annual Incentive Plan as implemented, respectively, assuming the minimum performance goals and other conditions were achieved.

Outstanding Equity Awards

The following table sets forth certain information concerning the number of outstanding equity awards held by our named executive officers that are exercisable and unexercisable, or vested and not vested, at December 31, 2010:

OUTSTANDING EQUITY AWARDS AT 2010 FISCAL YEAR END

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Share or Units of Stocks that have not Vested (#)		Market Value of Shares or Units of Stock that have not Vested ($)(11)
J. Andrew Damico	235,714	(1)	64,286	(1)	1.59	2/26/2018	—		—
	—		400,000	(2)	6.76	2/26/2020
	—		—		—	—	85,714	(6)	1,603,709
	—		—		—	—	21,429	(7)	400,937
Anthony Plesner	—		100,000	(3)	6.76	2/26/2020	—		—
	—		—		—	—	35,143	(8)	657,526
Gary Hirsch	4,285	(4)	4,286	(4)	1.59	12/4/2017	—		—
	—		30,000	(5)	6.76	2/26/2020	—		—
	—		—		—	—	4,286	(9)	80,191
David Curran	—		—		—	—	50,000	(10)	935,500

(1)	Represents a stock option award granted on February 26, 2008 for 300,000 shares of common stock under our 2007 Stock Option and Grant Plan. 25% of the shares vested on June 30, 2008 and the remainder of the shares vest at a rate of 1.78% each month thereafter such that the award becomes fully vested on December 31, 2011.
(2)	Represents stock option award granted on February 26, 2010 for 400,000 shares of common stock under our 2007 Stock Option and Grant Plan. 25% of the shares vested on February 28, 2011 and the remainder of the shares vest at a rate of 1.78% each month thereafter such that the award becomes fully vested on August 31, 2014.
(3)	Represents a stock option award granted on February 26, 2010 for 100,000 shares of common stock under our 2007 Stock Option and Grant Plan. 25% of the shares vested on February 28, 2011 and the remainder of the shares vest at a rate of 1.78% each month thereafter such that the award becomes fully vested on August 31, 2014.
(4)	Represents a stock option award granted on December 4, 2007 for 20,000 shares of common stock under our 2007 Stock Option and Grant Plan. 25% of the shares vested on June 30, 2008 and the remainder of the shares vest at a rate of 1.78% each month thereafter such that the award becomes fully vested on December 31, 2011. Mr. Hirsch partially exercised this option with respect to 11,429 shares on February 3, 2010.

(5)	Represents a stock option award granted on February 26, 2010 for 30,000 shares of common stock under our 2007 Stock Option and Grant Plan. 25% of the shares vested on February 28, 2011 and the remainder of the shares vest at a rate of 1.78% each month thereafter such that the award becomes fully vested on August 31, 2014.
(6)	Represents the unvested portion of restricted stock award granted on December 4, 2007 for 400,000 shares of common stock under our 2007 Stock Option and Grant Plan. 25% of the shares vested on June 30, 2008 and the remainder of the shares vest at a rate of 1.78% each month thereafter such that the award becomes fully vested on December 31, 2011.
(7)	Represents the unvested portion of restricted stock award granted on February 26, 2008 for 100,000 shares of common stock under our 2007 Stock Option and Grant Plan. 25% of the shares vested on June 30, 2008 and the remainder of the shares vest at a rate of 1.78% each month thereafter such that the award becomes fully vested on December 31, 2011.
(8)	Represents the unvested portion of a restricted stock award granted on December 4, 2007 for 164,000 shares of common stock under our 2007 Stock Option and Grant Plan. 25% of the shares vested on June 30, 2008 and the remainder of the shares vest at a rate of 1.78% each month thereafter such that the award becomes fully vested on December 31, 2011.
(9)	Represents the unvested portion of a restricted stock award granted on December 4, 2007 for 20,000 shares of common stock under our 2007 Stock Option and Grant Plan. 25% of the shares vested on June 30, 2008 and the remainder of the shares vest at a rate of 1.78% each month thereafter such that the award becomes fully vested on December 31, 2011.
(10)	Represents a restricted stock award granted on November 8, 2010 for 50,000 shares of common stock under our 2007 Stock Option and Grant Plan. 25% of the shares vested on September 30, 2011 and the remainder of the shares vest at a rate of 1.78% each month thereafter such that the award becomes fully vested on March 31, 2015.
(11)	The value of accelerated equity awards is based on the closing price of our stock on the New York Stock Exchange on December 31, 2010, which was $18.71 per share.

Option Exercises and Stock Vested for Fiscal Year Ended December 31, 2010

The following table sets forth for each named executive, certain information with respect to the exercise of stock options and the vesting of restricted stock awards during the fiscal year ended December 31, 2010:

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)(1)
J. Andrew Damico	—	—	115,211	(2)	2,155,598
Anthony Plesner	—	—	35,143	(3)	657,526
Gary Hirsch	11,429	70,174	4,285	(4)	80,172
David Curran	—	—	—		—

(1)	The value of accelerated equity awards is based on the closing price of our stock on the New York Stock Exchange on December 31, 2010, which was $18.71 per share.
(2)	Includes 85,715 shares and 21,428 shares, respectively, of restricted stock vested in 2010 pursuant to restricted stock awards made on December 4, 2007 and February 26, 2008 as described more fully in the Outstanding Equity Awards at Fiscal Year-End table above. Also includes 8,068 shares pursuant to a restricted stock award for 240,320 shares of Series A-1 Preferred Stock at a per share purchase price of $4.92414 per share under our 2007 Restricted Preferred Stock Plan. These shares converted into an equivalent number of shares of our common stock upon completion of our initial public offering. The aggregate purchase price of $1,183,370.09 for this restricted stock award was paid on June 15, 2007, the date of grant. This award generally vested quarterly from the date of grant, with the last tranche vesting on June 30, 2010.
(3)	Comprises 35,143 shares of restricted stock vested in 2010 pursuant to a restricted stock award made on December 4, 2007 as described more fully in the Outstanding Equity Awards at Fiscal Year-End table above.
(4)	Includes 4,285 shares of restricted stock vested in 2010 pursuant to a restricted stock award made on December 4, 2007 as described more fully in the Outstanding Equity Awards at Fiscal Year-End table above.

Pension Benefits

None of our named executive officers participates in or has account balances in qualified or non-qualified defined benefit plans sponsored by us.

Non-qualified Deferred Compensation

None of our named executive officers participates in or has account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us.

Employment Agreements and Change in Control Arrangements

On February 26, 2008, we entered into an employment agreement with Mr. Damico, our President and Chief Executive Officer, which provides for his at-will employment. The employment agreement, which sets forth the terms and conditions of Mr. Damico’s employment, has a term of twelve months and automatically renews for successive twelve month terms unless otherwise terminated by us or Mr. Damico. Mr. Damico’s base salary was set at $375,000 per year, subject to annual review and increases in the discretion of our board of directors. The agreement also provides that Mr. Damico may also receive an annual bonus payment originally targeted at up to 100% of his annual gross salary, as determined by the board in its sole discretion, based on achievement of performance milestones. Furthermore, he is eligible to participate in our employee benefits program. At any time, in the event Mr. Damico is terminated by us without cause as defined in the employment agreement, Mr. Damico will be entitled to receive continued payment of his annual base salary for six months and continuation of his health benefits for six months (or that date he becomes entitled to coverage by another employer if sooner). Mr. Damico’s severance is subject to his covenant not to compete with us for a period of two years following the termination of his employment.

On March 18, 2005, we entered into an employment agreement with Mr. Plesner, our Chief Financial Officer and Chief Administrative Officer, which sets forth the terms and conditions of Mr. Plesner’s employment. The employment agreement has no specified term and constitutes at-will employment. Mr. Plesner’s base salary was originally set at $260,800 per year, subject to annual review and increases in the discretion of our board of directors. The agreement also sets forth a potential annual bonus as a percentage of salary for Mr. Plesner, as determined by the board in its sole discretion, based on achievement of performance milestones. Furthermore, he is eligible to participate in our employee benefits program. At any time during the term of the agreement, in the event Mr. Plesner is terminated by us without cause as defined in the employment agreement, Mr. Plesner will be entitled to receive continued payment of his annual base salary for six months, a prorated portion of Mr. Plesner’s target bonus and continuation of his health benefits for six months (or that date he becomes entitled to coverage by another employer if sooner). The employment agreement also provided for certain additional severance benefits upon a termination without cause following a change in control of the company, which are superseded by our Senior Executive Severance Plan to the extent that it provides more advantageous benefits. Mr. Plesner’s severance is subject to his covenant not to compete with us for a period of one year following the termination of his employment.

We have not entered into an employment agreement with Mr. Curran. Although we did not have an employment agreement with Mr. Hirsch, we entered into a consulting agreement with him, the terms of which are described in “Potential Payments Upon Termination or Change in Control — Gary Hirsch” in this Form 10-K.

In addition to the foregoing agreements, in December 2010, we adopted a Senior Executive Severance Plan that provides for certain severance payments for termination of employment following a change in control. Upon a termination by us other than for cause, death or disability, or by the executive for good reason, within 12 months following a change in control of the company, each of our named executive officers and other senior executives is entitled to a lump sum payment equal to one year’s base salary plus the current year target bonus and continued health benefits for 12 months (or the date upon which such executive becomes entitled to coverage by another employer, if sooner). Any executive who would otherwise be entitled to severance benefits under his employment agreement in connection with a change in control of our company will receive the greater of such benefits or the benefits provided under this severance policy, as determined by us. Cause is defined under these agreements to include financial dishonesty, intentional misrepresentation, harassment, unauthorized disclosure of proprietary information, material misconduct or non-performance of duties and certain violations of our policies. Good reason includes a material reduction in the executive’s annual base salary (except for across the board salary reductions), a material diminution of the executive’s responsibility or authority or a more than 75 mile relocation of the executive’s primary business location.

Our stock option and restricted stock award agreements for our senior executives, including our named executive officers, also generally provide for 50% accelerated vesting of any unvested shares if such equity awards are not assumed, or otherwise substituted, in connection with a change in control. If assumed, such equity awards generally provide for 100% accelerated vesting upon termination of employment without cause or material diminution in duties within 12 months following a change in control.

The compensation committee may in its discretion revise, amend or add to the benefits if it deems advisable.

Potential Payments Upon Termination or Change in Control

The following summaries set forth potential payments payable to our executive officers upon termination of employment by us other than for cause or death or disability, or by the executive for good reason, following a change in control of us or otherwise.

Termination by us other than for cause prior to a change in control.  Our employment agreements with Messrs. Damico and Plesner provide that if we terminate such executive’s employment other than for cause the executive is entitled to:

•	six months of salary continuation; and
•	continued health benefits for six months (or the date upon which such executive becomes entitled to coverage by another employer, if sooner).

In addition, upon any such termination, Mr. Plesner is entitled to a prorated share of his target annual bonus, for the year in which the termination of employment occurs. The foregoing benefits are subject to Mr. Damico’s and Mr. Plesner’s compliance with a covenant not to compete with us for 24 months and 12 months, respectively, following termination of employment. No other executive officer is entitled to any severance payments upon a termination of employment prior to a change in control of our company.

Termination by us for cause; death or disability; or termination by executive for other than good reason.  Regardless of any change in control, we are not obligated to make any cash payment or benefit to our executive officers if their employment is terminated by us for cause or due to death or disability of the executive, other than the payment of unpaid salary and accrued and unused vacation pay. In addition, we do not provide benefits for any of our executive officers for any termination of employment by them without good reason prior to a change in control of our company.

Termination by us other than for cause or termination by executive for good reason following a change in control.  Our senior executive severance policy provides that, in the event of a termination of employment of any of our executive officers other than for cause, or if such executive terminates his employment for good reason within twelve months following a change in control, such executive is entitled to a lump-sum severance payment equal to:

•	100% of annual base salary;
•	100% of the executive officer’s target bonus for the year in which the termination of employment occurs; and
•	continued health benefits for 12 months (or the date upon which such executive becomes entitled to coverage by another employer, if sooner).

Any executive who would otherwise be entitled to severance benefits under his employment agreement in connection with a change of control will receive the greater of such benefits or the benefits provided under this severance policy, as determined by us. All unvested equity awards assumed in the change in control that are held by each such terminated executive officer also become fully-vested and immediately exercisable.

Partial acceleration of vesting upon a change in control.  The terms of our equity award agreements with our executive officers provide that the equity awards granted to each of our executive officers will have the vesting of the unvested portion of such awards accelerated by 50% upon any change in control in the event such awards are not assumed by, or substituted for equivalent awards of, the acquiring entity in such change in control.

The following tables describe the potential payments and benefits upon employment termination or change in control for our President and Chief Executive Officer, Mr. Damico, our Chief Financial Officer and Chief Administrative Officer, Mr. Plesner, our former Senior Vice President and General Counsel, Mr. Hirsch and our Executive Vice President Business and Legal Affairs, David G. Curran, as if his respective employment terminated as of December 31, 2010, the last business day of our last fiscal year.

J. Andrew Damico

Executive Benefits and Payments Upon Termination	Termination by Company for Other than Cause	Termination by the Company for Other than Cause or Voluntary Resignation for Good Reason Following Change in Control	Acceleration Upon Change in Control(1)
Base Salary	$187,500	$375,000	$—
Bonus(2)	$—	$375,000	$—
Equity acceleration(3)	$—	$11,920,646	$5,960,323
Continued health benefits	$5,259	$10,517	$—
Total	$192,759	$12,681,163	$5,960,323

(1)	Accelerated vesting indicated in this column is applicable only in the event that equity awards are not assumed by, or substituted for equivalent awards of, the acquiring entity in connection with the change in control.
(2)	The bonus amount reflected is based on the target bonus for our fiscal year ended December 31, 2010.
(3)	The value of accelerated equity awards is based on the closing price of our stock on the New York Stock Exchange on December 31, 2010, which was $18.71 per share.

Anthony Plesner

Executive Benefits and Payments Upon Termination	Termination by Company for Other than Cause	Termination by the Company for Other than Cause or Voluntary Resignation for Good Reason Following Change in Control	Acceleration Upon Change in Control(1)
Base Salary	$130,400	$260,800	$—
Bonus(2)	$130,400	$130,400	$—
Equity acceleration(3)	$—	$1,852,526	$926,263
Continued health benefits	$5,259	$10,517	$—
Total	$266,059	$2,254,243	$926,263

(1)	Accelerated vesting indicated in this column is applicable only in the event that equity awards are not assumed by, or substituted for equivalent awards of, the acquiring entity in connection with the change in control.
(2)	The bonus amount reflected is based on the target bonus for our fiscal year ended December 31, 2010.
(3)	The value of accelerated equity awards is based on the closing price of our stock on the New York Stock Exchange on December 31, 2010, which was $18.71 per share.

Gary Hirsch

Executive Benefits and Payments Upon Termination	Termination by Company for Other than Cause	Termination by the Company for Other than Cause or Voluntary Resignation for Good Reason Following Change in Control	Acceleration Upon Change in Control(1)
Base Salary	$—	$220,000	$—
Bonus(2)	$—	$88,000	$—
Equity acceleration(3)	$—	$512,067	$256,034
Continued health benefits	$—	$10,517	$—
Total	$—	$830,584	$256,034

(1)	Accelerated vesting indicated in this column is applicable only in the event that equity awards are not assumed by, or substituted for equivalent awards of, the acquiring entity in connection with the change in control.
(2)	The bonus amount reflected is based on the target bonus for our fiscal year ended December 31, 2010.
(3)	The value of accelerated equity awards is based on the closing price of our stock on the New York Stock Exchange on December 31, 2010, which was $18.71 per share.

David Curran

Executive Benefits and Payments Upon Termination	Termination by Company for Other than Cause	Termination by the Company for Other than Cause or Voluntary Resignation for Good Reason Following Change in Control	Acceleration Upon Change in Control(1)
Base Salary	$130,000	$260,000	$—
Bonus(2)	$—	$130,000	$—
Equity acceleration(3)	$—	$935,500	$467,750
Continued health benefits	$5,259	$10,517	$—
Total	$135,259	$1,336,017	$467,750

(1)	Accelerated vesting indicated in this column is applicable only in the event that equity awards are not assumed by, or substituted for equivalent awards of, the acquiring entity in connection with the change in control.
(2)	The bonus amount reflected is based on the target bonus for our fiscal year ended December 31, 2010.
(3)	The value of accelerated equity awards is based on the closing price of our stock on the New York Stock Exchange on December 31, 2010, which was $18.71 per share.

Mr. Hirsch resigned as an executive officer effective as of October 6, 2010. In connection with his resignation, Mr. Hirsch agreed to assist the Company on various corporate matters, including the management transition, until December 31, 2010 as a non-executive employee and, from January 1, 2011 to June 30, 2011, as a consultant pursuant to a consulting agreement with the Company entered into on October 6, 2010. During the term of the consulting agreement, the Company will pay Mr. Hirsch a monthly consulting fee of $18,333.00 and reimburse 70% of the cost of Mr. Hirsch’s health benefits. Mr. Hirsch’s outstanding equity awards will continue to vest and be exercisable in accordance with their existing terms during the term of the consulting agreement. Mr. Hirsch will also continue to be eligible for a cash bonus award, if any, made pursuant the terms of the Company’s Senior Executive Incentive Bonus Plan for fiscal 2010 performance. In consideration of the benefits conferred by the consulting agreement, Mr. Hirsch agreed to a standard release of claims.

Benefit Plans

Our employees are entitled to participate in various benefit plans as described below. Our executive officers participate in our 2010 Equity Incentive Plan, 2007 Stock Option and Grant Plan and 401(k) plan, and in 2007, participated in our 2007 Restricted Preferred Stock Plan.

2010 Equity Incentive Plan

Introduction.  Our 2010 Equity Incentive Plan, or 2010 Equity Plan, was adopted by our board of directors in March 2010 and approved by our stockholders in July 2010. The 2010 Equity Plan permits us to make grants of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, cash-based awards, performance shares and dividend equivalent rights to our executives, employees, non-employee directors and consultants.

Share Reserve.  The available shares under our 2007 Stock Option and Grant Plan at the time of our initial public offering were reserved for the issuance of awards under the 2010 Equity Plan. This number is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. Generally, shares that are forfeited or canceled from awards under the 2010 Equity Plan, our 2007 Stock Option and Gran Plan and our 2007 Restricted Preferred Stock Plan also will be available for future awards. As of the date of this filing, no awards had been granted under the 2010 Equity Plan.

Administration.  The 2010 Equity Plan is administered by either the board or the compensation committee of our board of directors (in either case, the “administrator”). The administrator has full power and authority to select the participants to whom awards will be granted, to make any combination of awards to participants, to accelerate the exercisability or vesting of any award and to determine the specific terms and conditions of each award, subject to the provisions of the 2010 Equity Plan.

Eligibility.  All full-time and part-time officers, employees, non-employee directors and other key persons (including consultants and prospective employees) are eligible to participate in the 2010 Equity Plan, subject to the discretion of the administrator. There are certain limits on the number of awards that may be granted under the 2010 Equity Plan. For example, no more than 2,000,000 shares of common stock may be granted in the form of stock options or stock appreciation rights to any one individual during any one calendar year period. The maximum performance-based award payable to any grantee in a performance cycle is 1,000,000 shares of common stock or $5,000,000 if the award is payable in cash. These limits are intended to comply with Section 162(m) of the Code and will become effective when the reliance period for a newly public company ends.

Types of Awards.  The types of stock awards that are available for grant under the 2010 Equity Plan are:

•	incentive stock options;
•	non-qualified stock options;
•	stock appreciation rights;
•	restricted stock awards and units;
•	unrestricted stock awards;
•	performance share awards;
•	cash based awards;
•	dividend equivalent rights; and
•	combinations of the foregoing.

The exercise price of stock options awarded under the 2010 Equity Plan may not be less than the fair market value of our common stock on the date of the option grant and the term of each option may not exceed ten years from the date of grant. The administrator will determine at what time or times each option may be exercised. To qualify as incentive stock options, stock options must meet additional federal tax requirements, including a $100,000 limit on the value of shares subject to incentive options which first become exercisable in any one calendar year, and a shorter term and higher minimum exercise price in the case of certain large stockholders.

Stock appreciation rights allow the recipient to receive the appreciation in the fair market value of our common stock between the exercise date and the date of grant. The administrator determines the terms of stock appreciation rights.

Restricted stock awards are shares of our common stock that vest in accordance with terms and conditions established by the administrator. The administrator may also award restricted stock units, which entitle the participant to receive one share of common stock at the time the unit vests. The administrator may impose whatever conditions to vesting it determines to be appropriate. For example, the administrator may set restrictions based on the achievement of specific performance goals. Shares of restricted stock that do not vest are subject to our right of repurchase or forfeiture. The administrator will determine the number of shares of restricted stock or restricted stock units granted to any employee. Our 2010 Equity Plan also gives the administrator discretion to grant stock awards free of any restrictions.

Performance share awards are awards entitling the grantee to receive shares of our common stock upon the attainment of performance goals.

Dividend equivalent rights are awards entitling the grantee to current or deferred payments equal to dividends on a specified number of shares of stock. Dividend equivalent rights may be settled in cash or shares and are subject to other conditions as the administrator shall determine.

In connection with performance-based awards (other than stock options or stock appreciation rights) that are intended to satisfy the requirements of Section 162(m) of the Code, each eligible participant’s stock or cash award will be based on one or more pre-established performance targets determined in the discretion of the administrator. Each cash-based award shall specify a cash-denominated payment amount, formula or payment ranges as determined by the administrator. Payment, if any, with respect to a cash-based award may be made in cash or in shares of stock, as the administrator determines.

Transferability.  Unless otherwise determined by the administrator or provided for in a written agreement evidencing an award, our 2010 Equity Plan does not allow for the transfer of awards and only the recipient of an award may exercise an award during his or her lifetime.

Change in Control.  Except as otherwise provided by the administrator and evidenced in a particular award, in the event of a merger, sale or dissolution, or a similar change in control unless assumed or continued by any successor entity, all stock options and stock appreciation rights granted under the 2010 Equity Plan will terminate automatically unless the successor entity agrees to assume the awards. In the event the awards are to be terminated, the administrator may provide for payment in exchange for the termination of the awards. Furthermore, at any time the administrator may provide for the acceleration of exercisability and/or vesting of an award.

Term.  Unless earlier terminated by the board of directors, the 2010 Equity Plan will expire on the tenth anniversary of the latest date our stockholders approved the plan, including any subsequent amendment or restatement. No awards will be granted under the 2010 Equity Plan after that date.

Amendment or Termination.  The board of directors may amend, suspend, or terminate the 2010 Equity Plan in any respect at any time, subject to stockholder approval where such approval is required by applicable law or stock exchange rules. Further, any material amendments to the 2010 Equity Plan will be subject to approval by our stockholders, including any amendment that increases the number of shares available for issuance under the 2010 Incentive Plan or expands the types of awards available under, the eligibility to participate in, or the duration of, the plan. No amendment to the 2010 Equity Plan may materially impair any of the rights of a participant under any awards previously granted without his or her written consent. The administrator is specifically authorized to exercise its discretion to reduce the exercise price of outstanding stock options or stock appreciation rights or effect repricing through cancellation and re-grants or cancellation of stock options or stock appreciation rights in exchange for cash.

2010 Employee Stock Purchase Plan

Our 2010 Employee Stock Purchase Plan was adopted by our board of directors and approved by our stockholders in July 2010 and became effective upon the closing of our initial public offering. Our 2010 Employee Stock Purchase Plan authorizes the issuance of up to a total of 400,000 shares of our common stock to participating employees.

All employees of our designated subsidiaries who have been employed by us for at least 90 days and whose customary employment is for more than 20 hours a week are eligible to participate in our 2010 Employee Stock Purchase Plan, except that any employee who owns 5% or more of the voting power or value of our stock is not eligible to purchase shares under our 2010 Employee Stock Purchase Plan.

We will make one or more offerings each year to our employees to purchase stock under our 2010 Employee Stock Purchase Plan. The first offering began on the date of the closing of our initial public offering on August 11, 2010 and ended on December 31, 2010. Subsequent offerings will usually begin on each January 1, April 1, July 1 and October 1 and will continue for three-month periods, referred to as offering periods. Each employee eligible to participate on the date of the closing of our initial public offering was automatically deemed to be a participant in the initial offering period.

Each employee who is a participant in our 2010 Employee Stock Purchase Plan may purchase shares by authorizing payroll deductions of up to 10% of his or her base compensation during an offering period. Unless the participating employee has previously withdrawn from the offering, his or her accumulated payroll deductions will be used to purchase common stock on the last business day of the offering period at a price equal to 85% of the fair market value of the common stock on the first business day or the last business day of the offering period, whichever is lower, provided that no more than 5,000 shares of common stock may be purchased by any one employee during each offering period. Under applicable tax rules, an employee may purchase no more than $25,000 worth of common stock, valued at the start of the purchase period, under our 2010 Employee Stock Purchase Plan in any calendar year.

The accumulated payroll deductions of any employee who is not a participant on the last day of an offering period will be refunded. An employee’s rights under our 2010 Employee Stock Purchase Plan terminate upon voluntary withdrawal from the plan or when the employee ceases employment for any reason.

Our 2010 Employee Stock Purchase Plan may be terminated or amended by our board of directors at any time. An amendment that increases the number of shares of our common stock that is authorized under our 2010 Employee Stock Purchase Plan and certain other amendments require the approval of our stockholders.

2007 Stock Option and Grant Plan

Introduction.  Our 2007 Stock Option and Grant Plan, or the 2007 Option Plan, was approved on June 15, 2007. As of December 31, 2010, an aggregate of 8,000,000 shares of common stock have been authorized for issuance under the 2007 Option Plan. As of December 31, 2010, stock options to purchase an aggregate of 2,134,971shares of our common stock and 2,204,982 shares of restricted stock, respectively, were outstanding under the 2007 Option Plan, and 2,832,151 shares of our common stock remained available for future grant under the terms of the 2007 Option Plan. In the event that any outstanding awards under the 2007 Option Plan are cancelled, forfeited or otherwise terminated without being exercised or any awards under our 2007 Restricted Preferred Stock Plan are forfeited, the number of shares underlying such award becomes available for grant under the 2007 Option Plan. Options granted under this plan generally expire 10 years after the date of grant. Effective upon the adoption of our 2010 Equity Plan, our board of directors decided not to grant any further awards under our 2007 Option Plan.

Eligibility.  Our employees, officers, directors, and consultants or those of our subsidiaries were eligible to participate in the 2007 Option Plan. However, only our employees or those of our subsidiaries, including officers, were granted “incentive stock options.”

Administration.  Our compensation committee administers the 2007 Option Plan. The compensation committee may select award recipients, determine the size, types and terms of awards, interpret the plan and prescribe, amend and rescind rules and make all other determinations necessary or desirable for the administration of the 2007 Option Plan.

Options.  Options granted under the 2007 Option Plan were either “incentive stock options,” which are intended to qualify for certain U.S. federal income tax benefits under Section 422 of the Code, or “non-qualified stock options.” The per share exercise price of the incentive stock options awarded under the 2007 Option Plan must be at least equal to the fair market value of a share of our common stock on the date of grant. The holder of an option granted under the 2007 Option Plan will be entitled to purchase a number of shares of our common stock at a specified exercise price during a specified time period, as determined by our compensation committee. Options granted under the 2007 Option Plan may become exercisable based on the recipient’s continued employment or service or the achievement of performance or other goals and objectives. Options may be exercised only to the extent that they have vested. The exercise price for an option may be paid in cash, in shares of our common stock with a fair market value equal to the option purchase price on the exercise date, by delivery of a full-recourse, interest-bearing promissory note, or by such other method as the compensation committee may establish.

Shares of Restricted Stock.  2,341,000 shares of restricted common stock have been granted under the 2007 Option Plan, of which 565,769 shares were unvested as of December 31, 2010.

Stock Appreciation Rights; Other Awards.  No stock appreciation rights or other awards were granted or are outstanding under the 2007 Option Plan.

Change in Control.  In the event of certain corporate transactions, such as a merger or consolidation in which we are not the surviving entity or a sale of all or substantially all of our assets, the 2007 Option Plan provides that, in the sole discretion of the parties thereto, each outstanding option may be assumed or substituted with a comparable option by our successor company or its parent or the 2007 Option Plan and each outstanding option shall terminate on the effective date of such transaction and, should the parties to the transaction so decide, the recipient will receive a cash payment with a fair market value equal to the amount that would have been received upon the exercise of the option had the option been exercised immediately prior to such transaction. Awards may provide for the acceleration of the exercise schedule or vesting schedule in the event of the involuntary dismissal of a recipient within a specified period of time following a change in control. Our award agreements for our executive officers under the 2007 Option Plan generally provide for 50% accelerated vesting of any unvested shares if such equity awards are not assumed, or otherwise substituted, in connection with a change in control. If assumed, such equity awards to executive officers generally provide for 100% accelerated vesting upon termination of employment without cause or material diminution in duties within 12 months following a change in control. Our stock option agreements for our employees generally under the 2007 Option Plan provide for one year of accelerated vesting of all equity awards upon a termination of employment within six months following a change in control.

Transferability.  Options granted under the 2007 Option Plan generally may be transferred only by will or by the laws of descent and distribution.

Amendment and Termination.  The board of directors may amend or modify the 2007 Option Plan at any time, subject to any approval by our stockholders as required by law or the recipients of outstanding awards, as applicable. The 2007 Option Plan will terminate no later than June 15, 2017.

2007 Restricted Preferred Stock Plan

Our 2007 Restricted Preferred Stock Plan, or the 2007 Preferred Plan, was approved on June 15, 2007. An aggregate of 2,033,320 shares of our Series A-1 Preferred Stock were authorized for issuance under the 2007 Preferred Plan, all of which were granted on June 15, 2007. As of September 30, 2010, no shares remained available for future grant under the terms of the 2007 Preferred Plan. The purchase price for each outstanding award under the 2007 Preferred Plan was $4.92414 per share, which was determined to be the fair value of the Series A-1 Preferred Stock on the date of grant. As of September 30, 2010, 136,730 shares issued under the 2007 Preferred Plan were forfeited in connection with the termination of employment of the holders of unvested shares since June 2007. Effective upon the closing of our initial public offering on August 11, 2010, the 1,896,590 shares of Series A-1 Preferred Stock issued under the 2007 Preferred Plan that remain outstanding as of December 31, 2010, converted into an aggregate of 1,896,590 shares of our common stock. Awards under the 2007 Preferred Plan were conditioned upon the recipient’s agreement not to compete with us for a certain period following termination of his or her employment.

401(k) Plan

We maintain a tax-qualified retirement plan that provides all regular employees with an opportunity to save for retirement on a tax-advantaged basis. Under the 401(k) plan, participants may elect to defer a portion of their compensation on a pre-tax basis and have it contributed to the plan subject to applicable annual Internal Revenue Code limits. Pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Employee elective deferrals are 100% vested at all times. The 401(k) plan allows for matching contributions to be made by us. As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan and all contributions are deductible by us when made.

Compensation Risk Assessment

We have reviewed our compensation policies and practices for all employees and concluded that any risks arising from our policies and programs are not reasonably likely to have a material adverse effect on our company. The compensation committee believes that the mix and design of the elements of executive compensation do not encourage management to assume excessive risks. The compensation committee reviewed the elements of executive compensation to determine whether any portion of executive compensation encouraged excessive risk taking and concluded:

•	our allocation of compensation between cash compensation and long-term equity compensation, combined with our typically 54-month vesting schedule, discourages short-term risk taking;
•	our approach of goal setting, setting of targets with payouts at multiple levels of performance, capping the amount of our incentive payouts, and evaluation of performance results assist in mitigating excessive risk-taking;
•	our compensation decisions include subjective considerations, which restrain the influence of formulae or objective factors on excessive risk taking; and
•	our business does not face the same level of risks associated with compensation for employees at financial services (traders and instruments with a high degree of risk).

Director Compensation

Historically, we did not compensate our non-employee directors for their service on our board of directors or on any of its committees. In 2007, following his appointment as chairman of our board of directors, based on the recommendation of our compensation committee, we began compensating and providing health benefits to Mr. Wack in consideration of the time commitment anticipated from him and the considerable experience and value that he brings to our board of directors. In addition, as part of our efforts to attract and retain additional highly qualified individuals to our board of directors in 2008, based on the recommendation of our compensation committee, we also began compensating certain of our other non-employee directors. This compensation consisted of a combination of an annual cash retainer for their service on our board of directors and board committees and, upon election or appointment, an award of restricted shares of our common stock.

Our directors that are affiliated with TA Associates, Inc., Messrs. Conway and Taylor, and Rho Capital Partners, Inc., Mr. Kairouz, have historically declined to receive board and committee meeting compensation, including equity compensation. Accordingly, no board or committee fees have been paid and no equity awards have been made, for these non-employee directors. We also reimburse all non-employee directors for their reasonable out-of-pocket expenses incurred in attending meetings of our board of directors or any committees thereof.

We do not pay any compensation for serving on our board of directors to any employee directors. Accordingly, Mr. Damico does not receive additional compensation for his services as a member of our board of directors.

The following table sets forth a summary of the compensation we paid to our non-employee directors in 2010.

DIRECTOR COMPENSATION TABLE — 2010

Name(1)	Fees Earned or Paid in Cash(2)	Stock Awards(3)		All Other Compensation	Total
Patrick J. Wack, Jr.	$100,000	$34,071	(4)	$—	$134,071
Brian J. Conway	$—	$—		$—	$—
Peter Gyenes	$150,000	$143,100	(5)	$—	$293,100
Thomas Hale	$50,000	$13,629	(6)	$—	$63,629
Habib Kairouz	$—	$—		$—	$—
Robert C. McBride	$75,000	$34,072	(7)	$—	$109,072
Harry D. Taylor	$—	$—		$—	$—

(1)	Mr. Damico has been omitted from this table because he received no compensation for serving on our board of directors. Mr. Damico’s compensation as President and Chief Executive Officer for 2010 is detailed in “— Summary Compensation Table,” “— Grants of Plan-Based Awards,” “— Outstanding Equity Awards” and “— Option Exercises and Stock Vested for Fiscal Year Ended December 31, 2010” above.
(2)	Represents the annual retainer, which is paid on a quarterly basis in advance, earned by the respective director in 2010.
(3)	Amounts reflect the grant date fair value calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 — Stock Compensation. For a discussion of the assumptions used in the valuations, see note 11 to our consolidated financial statements for the year ended December 31, 2010 included elsewhere in this Form 10-K.
(4)	Represents the grant date fair value for a restricted stock award made on December 4, 2007 for 100,000 shares of common stock, which vest 25% on June 30, 2008 and in equal monthly installments over a 42-month period thereafter (subject to full acceleration upon termination following a change in control of the company). All 100,000 shares of common stock were outstanding as of December 31, 2010.
(5)	Represents the grant date fair value for a restricted stock award made on March 27, 2008 for 300,000 shares of common stock, which vests 25% on March 31, 2009 and in equal monthly installments over a 30-month period thereafter (subject to full acceleration upon a change in control of the company). All 300,000 shares of common stock were outstanding as of December 31, 2010.
(6)	Represents the grant date fair value for a restricted stock award made on May 20, 2008 for 40,000 shares of common stock, which vests 25% on April 30, 2009 and in equal monthly installments over a 42-month period thereafter (subject to full acceleration upon a change in control of the company). All 40,000 shares of common stock were outstanding as of December 31, 2010.
(7)	Represents the grant date fair value for a restricted stock award made on June 11, 2008 for 100,000 shares of common stock, which vests 25% on June 30, 2009 and in equal monthly installments over a 42-month period thereafter (subject to full acceleration upon a change in control of the company). All 100,000 shares of common stock were outstanding as of December 31, 2010.

Limitation of Liability and Indemnification Arrangements

As permitted by the Delaware General Corporation Law, we adopted provisions in our amended and restated certificate of incorporation and amended and restated by-laws that limit or eliminate the personal liability of our directors. Consequently, a director will not be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director, except for liability for:

•	any breach of the director’s duty of loyalty to us or our stockholders;
•	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•	any unlawful payments related to dividends or unlawful stock repurchases, redemptions or other distributions; or
•	any transaction from which the director derived an improper personal benefit.

These limitations of liability do not alter director liability under the federal securities laws and do not affect the availability of equitable remedies such as an injunction or rescission.

In addition, our amended and restated by-laws provide that:

•	we will indemnify our directors, officers and, in the discretion of our board of directors, certain employees to the fullest extent permitted by the Delaware General Corporation Law; and
•	advance expenses, including attorneys’ fees, to our directors and, in the discretion of our board of directors, to our officers and certain employees, in connection with legal proceedings, subject to limited exceptions.

We have also entered into indemnification agreements with each of our executive officers and directors. These agreements provide that we will indemnify each of our directors to the fullest extent permitted by the Delaware General Corporation Law and advance expenses to each indemnitee in connection with any proceeding in which indemnification is available.

We also maintain general liability insurance to provide insurance coverage to our directors and officers for losses arising out of claims based on acts or omissions in their capacities as directors or officers, including liabilities under the Securities Act of 1933, as amended, or the Securities Act. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, or persons controlling the registrant pursuant to the foregoing provisions, we have been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

These provisions may discourage stockholders from bringing a lawsuit against our directors in the future for any breach of their fiduciary duty. These provisions may also have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors, officers and certain employees pursuant to these indemnification provisions. We believe that these provisions, the indemnification agreements and the insurance are necessary to attract and retain talented and experienced directors and officers.

At present, there is no pending litigation or proceeding involving any of our directors, officers or employees in which indemnification will be required or permitted. We are not aware of any threatened litigation or proceeding that might result in a claim for such indemnification.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee has at any time during the last completed fiscal year been one of our officers or employees. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Report of the Compensation Committee

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K under the Exchange Act with management, and based on these reviews and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in the Annual Report for the fiscal year ended December 31, 2010.

THE COMPENSATION COMMITTEE
Peter Gyenes, Chairman
Brian J. Conway
Habib Kairouz
Robert C. McBride

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 1, 2011concerning stock ownership of all persons known by the Company to own beneficially more than 5% of the outstanding shares of the Company’s voting stock, each director and each current executive officer named in the Summary Compensation Table and all directors and current executive officers of the company as a group:

Name and Address of Beneficial Owner	Number	Percent
Stockholders owning approximately 5% or more
Entities affiliated with TA Associates, Inc.(1)	16,032,412	30.6%
Entities affiliated with Rho Capital Partners, Inc.(2)	10,262,767	19.6%
Executive Officers and Directors
J. Andrew Damico(3)	1,110,022	2.1%
Anthony Plesner	437,310	*
David G. Curran(4)	—	*
Brian J. Conway(5)	16,032,412	30.6%
Peter Gyenes	233,960	*
Thomas Hale	40,000	*
Habib Kairouz(6)	10,262,767	19.6%
Robert C. McBride	100,000	*
Harry D. Taylor(7)	16,032,412	30.6%
Patrick J. Wack, Jr.(8)	366,015	*
All executive officers and directors as a group (10 persons)	25,582,486	54.6%

*	Indicates beneficial ownership of less than one percent.
(1)	Includes 12,115,281 shares held by TA X, L.P., 2,769,207 shares held by TA Atlantic and Pacific V L.P., 301,324 shares held by TA Strategic Partners Fund II L.P., 10,384 shares held by TA Strategic Partners Fund II-A L.P., 253,951 shares held by TA Investors II L.P. and 582,265 shares held by TA Subordinated Debt Fund II, L.P. These stockholders are affiliated with TA Associates, Inc. Messrs. Conway and Taylor, two of our directors and partners of TA Investors II L.P., disclaim beneficial ownership of the shares held by this entity except to the extent of their pecuniary interests therein. The address of record for the above entities is c/o TA Associates, Inc., John Hancock Tower, 200 Clarendon Street, 56th Floor, Boston, MA 02116. With respect to the ownership information relating to the stockholders affiliated with TA Associates, Inc., we have relied on instructions supplied by TA Associates, Inc. on a Schedule 13G filed with the SEC on February 14, 2011.
(2)	Includes 757,567 shares held by Rho Ventures IV, L.P., 1,858,667 shares held by Rho Ventures IV GmbH & Co. Beteiligungs KG, 1,783,501 shares held by Rho Ventures IV (Q.P.), L.P. and 5,863,032 shares held by Rho Management Trust I. These stockholders are affiliated with Rho Capital Partners, Inc., the management company for Rho Ventures. Mr. Kairouz, one of our directors, is a managing member of the general partner of Rho Ventures IV, L.P. and Rho Ventures IV (QP), L.P., a managing director of the general partner of Rho Ventures IV GmbH & Co. Beteiligungs KG and a managing partner of the investment advisor to Rho Management Trust I. Mr. Kairouz may be deemed to share voting and investment power over the shares held by entities affiliated with Rho Capital Partners, Inc. and he disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. The address of Rho Capital Partners, Inc. is Carnegie Hall Tower, 152 West 57th Street, 23rd Floor, New York, NY 10019. With respect to the ownership information relating to the stockholders affiliated with Rho Ventures, Inc., we have relied on instructions supplied by Rho Ventures, Inc. on a Schedule 13G filed with the SEC on February 11, 2011.
(3)	Shares for Mr. Damico include 358,929 shares of common stock issuable upon exercise of options that were exercisable as of, or exercisable within 60 days of March 1, 2011.
(4)	Shares for Mr. Plesner include 26,786 shares of common stock issuable upon exercise of options that were exercisable as of, or exercisable within 60 days of March 1, 2011.
(5)	Shares for Mr. Curran exclude 50,000 shares of common stock issuable upon conversion of restricted unit awards, none of which were exercisable as of, or exercisable within 60 days of March 1, 2011.
(6)	Mr. Conway is a Managing Director of TA Associates, Inc. and may be considered to have beneficial ownership of TA Associates, Inc.’s interest in us. Mr. Conway disclaims beneficial ownership of all such shares, except to the extent of his pecuniary interest therein. See Note 1 above.
(7)	Mr. Kairouz is a Managing Partner of Rho Capital Partners, Inc. and may be deemed to share voting and investment power over the shares held by entities affiliated with Rho Capital Partners, Inc. Mr. Kairouz disclaims beneficial ownership of all such shares, except to the extent of his pecuniary interest therein. See Note 2 above.
(8)	Mr. Taylor is a Principal of TA Associates, Inc. and may be considered to have beneficial ownership of TA Associates, Inc.’s interest in us. Mr. Taylor disclaims beneficial ownership of all such shares, except to the extent of his pecuniary interest therein. See Note 1 above.
(9)	Shares for Mr. Wack include 83,930 shares of common stock issuable upon exercise of options that were exercisable as of, or exercisable within 60 days of March 1, 2011.
(10)	Our executive officers included in this total include J. Andrew Damico, our President and Chief Executive Officer, Anthony Plesner, our Chief Financial Officer and Chief Administrative Officer, and David G. Curran, our Executive Vice President, Business and Legal Affairs. This total includes 469,645 shares of common stock issuable upon the exercise of options that were exercisable as of, or within 60 days of, March 1, 2011, as described in notes (3), (4) and (9) above.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price per share of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2007 Stock Option and Grant Plan	2,134,971	$4.18	—
2010 Equity Incentive Plan	744,500	12.39	2,832,151
Equity compensation plans not approved by security holders	—	—	—
Total	2,879,471	$6.30	2,832,151

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than the compensation agreements and other arrangements described under “Compensation Discussion and Analysis” in this Form 10-K and the transactions described below, since January 1, 2010, there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed $120,000 and in which any director, executive officer, holder of five percent or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of them, had or will have a direct or indirect material interest.

We have adopted a written policy that requires all future transactions between us and any director, executive officer, holder of five percent or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of them, or any other related persons (as defined in Item 404 of Regulation S-K) or their affiliates, in which the amount involved is equal to or greater than $120,000, be approved in advance by our audit committee. Any request for such a transaction must first be presented to our audit committee for review, consideration and approval. In approving or rejecting any such proposal, our audit committee is to consider the relevant facts and circumstances available and deemed relevant to the audit committee, including, but not limited to, the extent of the related party’s interest in the transaction, and whether the transaction is on terms no less favorable to us than terms we could have generally obtained from an unaffiliated third party under the same or similar circumstances.

All of the transactions described below were entered into prior to the adoption of this written policy, but each was approved or ratified by a majority of our board of directors. We believe that we have executed all of the transactions set forth below on terms no less favorable to us than we could have obtained from unaffiliated third parties.

The Merger and Related Agreements

In June 2007, IntraLinks Holdings, Inc., then a newly-formed entity owned by affiliates of our two largest stockholders, TA Associates, Inc., and Rho Capital Partners, Inc., as well as other stockholders, former officers and employees of IntraLinks, Inc., completed an acquisition and majority recapitalization of IntraLinks, Inc. in which it acquired all of the outstanding equity of IntraLinks, Inc. for approximately $447 million (the “Merger”). In connection with the Merger, we incurred indebtedness of $275.0 million in principal to finance the acquisition. Of this principal amount, funds affiliated with TA Associates, Inc. were lenders under our Second Lien Credit Facility of $30.0 million in principal to us. Two of our directors, Brian J. Conway and Harry D. Taylor, are affiliated with TA Associates, Inc., and as of December 31, 2010, funds managed by TA Associates, Inc. beneficially owned approximately 30.0% of our common stock. From January 1, 2010 through December 30, 2010, we have paid to funds affiliated with TA Associates, Inc. $11.2 million in interest and $30.0 million in principal, and no further indebtedness remains outstanding under the Second Lien Credit Facility.

Registration Rights Agreement

In connection with the Merger, we entered into a registration rights agreement with all of the investors participating therein, including affiliates of TA Associates, Inc. and Rho Capital Partners, Inc., and our chief executive officer, J. Andrew Damico, providing for registration rights with respect to the shares of our common stock that were issued upon conversion of our Series A Preferred Stock sold in these transactions. Under the registration rights agreement, certain investors affiliated with TA Associates, Inc., considered as a single group, and certain investors affiliated with Rho Capital Partners, Inc., considered as a single group, each have the right to make one request that we register all or a portion of their shares of our common stock. In addition, the registration rights agreement grants affiliates of TA Associates, Inc. and Rho Capital Partners, Inc., and our chief executive officer, J. Andrew Damico, certain demand, piggyback and Form S-3 registration rights.

Stockholders Agreement

In connection with the Merger, we also entered into a stockholders agreement with all of the investors participating therein, including affiliates of TA Associates, Inc. and Rho Capital Partners, Inc., and our chief executive officer, J. Andrew Damico. All covenants under the stockholders agreement, except for certain provisions relating to our obligations to maintain directors and officers insurance, indemnify our directors and stockholders, pay the reasonable expenses of our non-employee directors incurred in attending board and board committee meetings and compensate our directors for their service as directors, terminated immediately prior to the completion of our initial public offering.

Customer Agreements

Affiliates of one of our largest shareholders, TA Associates, Inc., are also our customers. These affiliates of TA Associates, Inc. made payments to us in connection with our services using the IntraLinks platform totaling approximately $209,300 during the fiscal year ended December 31, 2010.

Employment Agreements

We have employment agreements with Mr. Damico and Anthony Plesner, our Chief Financial Officer and Chief Administrative Officer, which provide for certain salary, bonus, stock option and severance compensation. We also have a consulting agreement with Gary Hirsch, our former Senior Vice President, General Counsel and Secretary, that is in effect through June 30, 2011. For more information regarding these agreements, see “Compensation Discussion and Analysis” in Item 11 of Part III this Form 10-K.

Indemnification of Officers and Directors

Our amended and restated certificate of incorporation and amended and restated by-laws provide that we will indemnify each of our directors and executive officers to the fullest extent permitted by Delaware law. In addition, we have entered into indemnification agreements with each of our executive officers and directors, providing for indemnification against expenses and liabilities reasonably incurred in connection with their service for us on our behalf. For more information regarding these agreements, see “Compensation Discussion and Analysis — Limitation of Liability and Indemnification Arrangements” in Item 11 of Part III this Form 10-K.

Stock and Stock Option Awards and Senior Executive Severance Plan

For information regarding stock options and stock awards granted to our named executive officers and directors and our Senior Executive Severance Plan see “Compensation Discussion and Analysis — Elements of Compensation” and “Compensation Discussion and Analysis — Director Compensation” in Item 11 of Part III this Form 10-K.

Corporate Governance

Director Independence

Our board of directors has determined that all members of the board of directors, except Messrs. Damico and Wack, are independent, as determined in accordance with the rules of the New York Stock Exchange and the Securities and Exchange Commission. The composition and functioning of our board of directors and each of our committees complies with all applicable requirements of the New York Stock Exchange and the rules and regulations of the Securities and Exchange Commission. There are no family relationships among any of our directors or executive officers.

Committee Composition

Our board of directors currently has the following standing committees: Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Executive Committee.

Audit Committee.  Messrs. Gyenes, Hale, McBride and Taylor currently serve on the audit committee, which is chaired by Mr. McBride. Our board of directors has determined that each member of the audit committee, except Mr. Taylor, is “independent” for audit committee purposes as that term is defined in the rules of the Securities and Exchange Commission and the applicable New York Stock Exchange rules. In compliance with the transitional rules of the Securities and Exchange Commission and the New York Stock Exchange, the entire audit committee will be “independent” on or prior to August 5, 2011, which is one year from the effective date of the registration statement for our initial public offering. Our board of directors has designated Mr. McBride as an “audit committee financial expert,” as defined under the applicable rules of the Securities and Exchange Commission.

Compensation Committee.  Messrs. Conway, Gyenes, Kairouz and McBride currently serve on the compensation committee, which is chaired by Mr. Gyenes. Our board of directors has determined that each member of the compensation committee is “independent” as that term is defined in the applicable New York Stock Exchange rules.

Nominating and Corporate Governance Committee.  Messrs. Conway, Gyenes and Kairouz currently serve on the nominating and corporate governance committee, which is chaired by Mr. Gyenes. Our board of directors has determined that each member of the nominating and corporate governance committee is “independent” as that term is defined in the applicable New York Stock Exchange rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Related Fees

The following table sets forth the aggregate fees for audit and other services provided by PricewaterhouseCoopers LLP (“PwC”) for the years ended December 31, 2010 and 2009:

	Years Ended December 31,
	2010	2009
Audit fees(1)	$525,350	$1,145,049
Audit-related fees(2)	903,920	—
Tax fees(3)	351,347	147,301
All other fees	—	—
Total fees	$1,780,617	$1,292,350

(1)	Audit Fees consist of fees billed by PwC for professional services rendered for (i) the audit of the Company’s annual financial statements set forth in this Form 10-K (for the year ended December 31, 2010, and within the Form S-1 (for the year ended December 31, 2009 and (ii) the review of interim financial statements filed with the Securities and Exchange Commission.
(2)	Audit-Related Fees consist of fees billed by PwC for professional services rendered and not reported under “Audit Fees” above, which principally relates to services rendered relating to the our initial public offering and follow-on offering.
(3)	Tax Fees consist of fees billed by PwC for tax compliance, tax advice and tax planning services rendered. Tax-related services rendered by PwC consisted primarily of state income tax services and tax advice related to sales tax and our international operations.

Policy on Audit Committee Pre-Approval of Services Performed by Independent Registered Public Accounting Firm

The audit committee’s policy is to pre-approve all audit and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The independent registered public accounting firm and management are required to meet with the audit committee to review and discuss our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us. Additionally, the audit committee is responsible for reviewing the internal audit plan with the independent registered public accounting firm and members of management responsible for preparing our consolidated financial statements.

All of the services of PwC for 2010 and 2009 described above were pre-approved by the Audit Committee.

PART IV

ITEM 15: EXHIBITS

The following are filed as part of this Annual Report:

1.	Financial Statements

The financial statements filed as part of this Annual Report are listed on the index to financial statements on page 73.

2.	Financial Statement Schedules

The financial statement schedule entitled “Schedule II — Valuation and Qualifying Accounts” filed as part of this Annual Report is listed on the index to financial statements on page 73.

All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

3.	Exhibits

The following exhibits are required by Item 601 of Regulation S-K.

Exhibit Number	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165991)).
3.2	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165991)).
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165991)).
4.2	Registration Rights Agreement by and among the investors and shareholders listed therein and the Company, dated as of June 15, 2007 (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165991)).
4.3	Stockholders Agreement by and among the investors and shareholders listed therein and the Company, dated as of June 15, 2007, as amended (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165991)).
10.1	Sublease Agreement by and between Meredith Corporation and IntraLinks, Inc., dated as of September 24, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165991)).
10.2	First Amendment to Sublease Agreement by and between Meredith Corporation and IntraLinks, Inc., dated as of June 2009 (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165991)).
10.3	Lease Agreement by and between Hiro Real Estate Co. and IntraLinks, Inc., dated as of December 31, 2009 (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165991)).
10.4+	2007 Stock Option and Grant Plan, First Amendment to 2007 Stock Option and Grant Plan, Form of Incentive Stock Option Agreement, Form of Non-Qualified Stock Option Agreement and Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165991)).
10.5+	2007 Restricted Preferred Stock Plan and Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165991)).
10.6+	2010 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165991)).

Exhibit Number	Description
10.7+	2010 Equity Incentive Plan and forms of award agreements (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-170694)).
10.8+	Senior Executive Incentive Bonus Plan (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165991)).
10.9	First Lien Credit Agreement by and among IntraLinks, Inc., the Company, the lenders listed therein, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC, as joint lead arrangers and joint bookrunners, Deutsche Bank Trust Company Americas, as administrative agent and collateral agent for the lenders and as syndication agent, and ING Capital LLC, as documentation agent, dated as of June 15, 2007, including Amendment No. 1 to
Credit Agreement, dated as of May 14, 2010, thereto, and Amendment No. 2 to Credit Agreement, dated as of November 24, 2010, thereto (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-170694)).
10.10	Second Lien Credit Agreement by and among IntraLinks, Inc., the Company, the lenders listed therein, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC, as joint lead arrangers and joint bookrunners, Deutsche Bank Trust Company Americas, as administrative agent and collateral agent for the lenders and as syndication agent, dated as of June 15, 2007, including Amendment No. 1 to Credit Agreement, dated as of May 14, 2010, thereto (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on
Form S-1, as amended (File No. 333-165991)).
10.11+	Consulting Agreement by and between Mr. Gary Hirsch and the Company, dated as of October 6, 2010 (Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 7, 2010).
10.12+	Employment Agreement by and between IntraLinks, Inc. and J. Andrew Damico, dated as of February 26, 2008 (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165991)).
10.13+	Employment Agreement by and between IntraLinks, Inc. and Anthony Plesner, dated as of March 18, 2005 (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165991)).
10.14+	IntraLinks, Inc. Senior Executive Severance Plan (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165991)).
10.15+	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165991)).
10.16*	Lease Agreement by and between Schrafft Center LLC and IntraLinks, Inc., dated July 15, 2008.
10.17*	First Amendment to the Lease Agreement by and between Schrafft Center LLC and IntraLinks, Inc., dated December 21, 2010.
21.1*	List of Subsidiaries of the Company.
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
+	Indicates a management contract or compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on March 22, 2011 by the undersigned, thereunto duly authorized.

INTRALINKS HOLDINGS, INC.
By: /s/ J. Andrew Damico J. Andrew Damico President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 22, 2011 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title
/s/ J. Andrew Damico J. Andrew Damico	Director, President and Chief Executive Officer (principal executive officer)
/s/ Anthony Plesner Anthony Plesner	Chief Financial Officer (principal financial and accounting officer)
/s/ Patrick J. Wack, Jr. Patrick J. Wack, Jr.	Chairman of the Board of Directors
/s/ Brian J. Conway Brian J. Conway	Director
/s/ Peter Gyenes Peter Gyenes	Director
/s/ Thomas Hale Thomas Hale	Director
/s/ Habib Kairouz Habib Kairouz	Director
/s/ Robert C. McBride Robert C. McBride	Director
/s/ Harry D. Taylor Harry D. Taylor	Director