Form 10-Q
period 2011-03-31
IntraLinks Holdings, Inc.
filed 2011-05-16
CIK 1488075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011
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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☑    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at May 11, 2011
Common Stock, par value $.001 per share	53,985,224

IntraLinks Holdings, Inc.
Quarterly Report on Form 10-Q
For the quarter ended March 31, 2011

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management’s belief and assumptions, and on information currently available to our management.  We generally identify forward looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. These statements are only predictions. We have based these forward looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, results of operations and financial condition. Accordingly, you should not rely upon forward looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward looking statements will be achieved or occur, and actual results could differ materially from those projected in the forward looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These risks, uncertainties and other factors are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Quarterly Report on Form 10-Q and under the heading “Risk Factors” Item 1A of Part I on our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  The forward looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. Except as may be required by law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

      Unless the context otherwise indicates, references in this report to the terms “IntraLinks”, “we,” “our” and “us” refer to IntraLinks Holdings, Inc. and its subsidiaries.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTRALINKS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and per Share Data)
(unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$51,139	$50,467
Accounts receivable, net of allowances of $2,205 and $2,418, respectively	35,273	37,137
Deferred taxes	18,868	18,264
Prepaid expenses	5,950	5,916
Other current assets	3,563	2,457
Total current assets	114,793	114,241
Fixed assets, net	8,227	8,075
Capitalized software, net	26,048	25,676
Goodwill	215,478	215,478
Other intangibles, net	153,706	160,863
Other assets	1,469	2,022
Total assets	$519,721	$526,355

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,008	$4,191
Accrued expenses and other current liabilities	16,208	22,444
Deferred revenue	36,300	38,043
Total current liabilities	55,516	64,678
Long term debt	125,548	125,886
Deferred taxes	46,103	46,103
Other long term liabilities	1,466	2,244
Total liabilities	228,633	238,911
Commitments and contingencies (Note 11)
Stockholders' equity:
Undesignated Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares
issued and outstanding as of March 31, 2011 and December 31, 2010	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 52,546,865 and 52,387,374
shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	53	52
Additional paid-in capital	369,192	365,962
Accumulated deficit	(78,523)	(78,813)
Accumulated other comprehensive income	366	243
Total stockholders' equity	291,088	287,444
Total liabilities and stockholders' equity	$519,721	$526,355

The accompanying notes are an integral part of these consolidated financial statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and per Share Data)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010

Revenue	$52,407	$39,931
Cost of revenue	13,616	11,476
Gross profit	38,791	28,455
Operating expenses:
Product development	6,068	4,283
Sales and marketing	21,243	19,020
General and administrative	9,826	5,510
Total operating expenses	37,137	28,813
Income (loss) from operations	1,654	(358)
Interest expense, net	2,993	7,028
Amortization of debt issuance costs	367	457
Other (income) expense, net	(1,375)	73
Net loss before income tax	(331)	(7,916)
Income tax benefit	(620)	(2,438)
Net income (loss)	$289	$(5,478)

Net income (loss) per common share:
Basic	$0.01	$(2.66)
Diluted	$0.01	$(2.66)

Weighted average number of shares used in
calculating net income (loss) per common share:
Basic	51,949,171	2,055,891
Diluted	53,711,457	2,055,891

The accompanying notes are an integral part of these consolidated financial statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
Net income (loss)	$289	$(5,478)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,949	3,345
Stock-based compensation expense	1,972	753
Amortization of intangible assets	7,157	7,218
Amortization of debt discount	-	39
Amortization of debt issuance cost	367	457
Provision for bad debts and customer credits	22	125
Loss on disposal of fixed assets	225	48
Change in deferred taxes	(604)	(2,685)
Gain on interest rate swap	(974)	(139)

Changes in operating assets and liabilities:
Accounts receivable	1,864	(4,123)
Prepaid expenses and other current assets	(1,165)	(556)
Other assets	402	21
Accounts payable	(1,192)	(2,102)
Accrued expenses and other liabilities	(6,017)	(5,594)
Deferred revenue	(1,754)	3,282
Net cash provided by (used in) operating activities	5,541	(5,389)
Cash flows from investing activities
Capital expenditures	(1,846)	(917)
Capitalized software development costs	(3,838)	(4,137)
Purchase of bank time deposits with maturities greater than three months	-	(4,320)
Sale of investments and maturity of bank time deposits greater than three months	-	550
Net cash used in investing activities	(5,684)	(8,824)
Cash flows from financing activities
Proceeds from issuance of common stock	1,298	115
Offering costs paid in connection with initial public offering and follow-on offerings	(168)	-
Capital lease payments	-	(17)
Repayments of outstanding principal on long-term debt	(338)	(1,517)
Net cash provided by (used in) financing activities	792	(1,419)
Effect of foreign exchange rate changes on cash and cash equivalents	23	48
Net increase (decrease) in cash and cash equivalents	672	(15,584)
Cash and cash equivalents at beginning of period	50,467	30,481
Cash and cash equivalents at end of period	$51,139	$14,897

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

     On August 5, 2010, the SEC declared effective the Company’s registration statement on Form S-1, as amended (File No. 333-165991), in connection with the Company’s initial public offering of 11,000,000 shares of common stock, par value $0.001 per share (‘‘Common Stock’’), at a public offering price of $13.00 per share. The offering closed on August 11, 2010. Upon the closing of the initial public offering, all outstanding shares of convertible preferred stock were converted into 35,101,716 shares of Common Stock. On September 9, 2010, the Company closed the sale of an additional 980,000 shares of Common Stock at the initial public offering price of $13.00 per share pursuant to the underwriters’ exercise of their over-allotment option in connection with the initial public offering. Total net proceeds received from the initial public offering, including the underwriters’ exercise of the over-allotment option, were approximately $144,800 after deducting underwriters’ commissions and discounts of approximately $10,900.

     On December 6, 2010, the SEC declared effective the Company’s registration statement on Form S-1, as amended (File No.333-170694), in connection with the follow-on public offering of an additional 2,000,000 shares of Common Stock at a public offering price of $20.00 per share. Total net proceeds received from the follow-on offering, which closed on December 10, 2010, were approximately $38,000 after deducting underwriters’ commissions and discounts of approximately $2,000. The Company used substantially all of the net proceeds of the initial public offering, including the sale of the underwriters’ over-allotment shares, and the follow-on offering to repay a significant amount of the Company’s outstanding indebtedness.

     The financial statements contained herein should be read in conjunction with the Company’s audited  consolidated financial statements and related notes to audited consolidated financial statements included in the Company’s 2010 Annual Report on Form 10-K.

     In the opinion of management, the accompanying unaudited consolidated financial data contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented.  The Company’s historical results are not necessarily indicative of future operating results, and the results for the first three months ended March 31, 2011 are not necessarily indicative of results to be expected for the full year or for any other period.

2. Summary of Significant Accounting Policies

     During the three months ended March 31, 2011, there were no material changes to the Company’s significant accounting policies from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Recently Adopted Accounting Pronouncements

In October 2009, the FASB issued revised authoritative guidance covering Multiple-Deliverable Revenue Arrangements .  The revised authoritative guidance amends the previous guidance on arrangements with multiple deliverables to:

•	Provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how consideration should be allocated;

•
Require an entity to allocate revenue in an arrangement using estimated selling prices (“ESP”) of each deliverable if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price (“TPE”);

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)
•	Eliminate the residual allocation method which will be replaced by the relative selling price allocation method for all arrangements; and

•	Significantly expand the disclosure requirements.

The revised authoritative guidance is effective for new or materially modified arrangements in fiscal years beginning on or after June 15, 2010.  The Company adopted this revised authoritative guidance prospectively for new or materially modified arrangements beginning January 1, 2011 (the beginning of the Company’s fiscal year).

The Company derives revenue principally through fixed commitment contracts, under which it provides customers with access to the IntraLinks Platform, including the IntraLinks cloud-based exchange environment, as well as related customer support and other professional services. The Company offers its services to customers through single-element and multiple-element arrangements, some of which contain offerings for optional services, including document scanning, data archiving and other professional services.

The adoption of this revised authoritative guidance did not have a significant impact on the Company’s consolidated financial statements for the three months ended March 31, 2011. Additionally, the Company does not currently foresee any changes to its services or pricing practices that will have a significant effect on its consolidated financial statements in periods after the initial adoption, although this could change.  The Company will continue to evaluate the nature of the services offered to customers under its fixed commitment contracts, as well as its pricing practices, to determine if a change in policy or disclosures is warranted in future periods.

3. Investments and Fair Value Measurements

     During the three months ended March 31, 2011 the Company invested $20,000 in U.S. treasuries with maturity dates no greater than 90 days.  During the three months ended March 31, 2011, $2,000 of the U.S. Treasuries matured and were transferred to the Company’s money market account.  The Company classified the U.S. Treasuries as cash equivalents with gains and losses recorded to “Interest expense, net” within the Consolidated Statement of Operations.  The gains and losses incurred on these cash equivalents during the three months ended March 31, 2011 were not material.  During the three months ended March 31, 2011, there were no transfers in or out of the Company’s Level 1 or Level 2 assets or liabilities.

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

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of March 31, 2011:

Assets:	Total	Level 1	Level 2	Level 3
Money market funds as cash equivalents	$14,902	$14,902	$-	$-
U.S. Treasuries as cash equivalents	17,999	17,999	-	-
Total cash equivalents	$32,901	$32,901	$-	$-
Liability:
Interest rate swap(a)	$4,675	$-	$4,675	$-

(a)	Based on one-month U.S. Dollar LIBOR index, inclusive of a $73 credit valuation adjustment (see Note 8).

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

Asset:	Total	Level 1	Level 2	Level 3
Money market funds as cash equivalents	$12,900	$12,900	$-	$-
Liability:
Interest rate swap(b)	$5,649	$-	$5,649	$-

(b)	Based on one-month U.S. Dollar LIBOR index, inclusive of a $138 credit valuation adjustment.

4. Goodwill and Other Intangibles

     There have been no changes in the carrying amount of goodwill through March 31, 2011.

     As of March 31, 2011, Other intangibles consists of the following:

	Definite - Lived Intangible Assets
	Developed	Customer	Contractual	Trade Name	Non- Compete	Total
	Technology	Relationships	Backlog		Agreement
Acquired value at June 15, 2007	$132,369	$141,747	$9,219	$14,618	$728	$298,681
Amortization	(73,354)	(50,203)	(9,219)	(4,314)	(728)	(137,818)
Net book value at December 31, 2010	$59,015	$91,544	$-	$10,304	$-	$160,863
Amortization	(3,309)	(3,543)	-	(305)	-	(7,157)
Net book value at March 31, 2011	$55,706	$88,001	$-	$9,999	$-	$153,706

     The Company has not identified impairment for any of the definite-lived intangible assets and no additional definite-lived intangible assets have been acquired through March 31, 2011.

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

     Total intangible amortization expense is classified in each of the operating expense categories for the periods included below as follows:

	Three Months Ended
	March 31,
	2011	2010
Cost of revenue	$3,309	$3,309
Sales and marketing	3,543	3,544
General and administrative	305	365
Total	$7,157	$7,218

Estimated intangible amortization expense on an annual basis for the succeeding five years is as follows:

For the year ending December 31,	Amount
2011 (remainder)	$21,472
2012	25,762
2013	23,335
2014	23,335
2015	23,335
Thereafter	36,467
Total	$153,706

5.  Fixed Assets and Capitalized Software

     Fixed assets consisted of the following at:

	March 31,	December 31,
	2011	2010

Computer and office equipment and software	$18,478	$17,148
Furniture and fixtures	1,043	774
Leasehold improvements	1,700	1,699
Total fixed assets	21,221	19,621
Less: Accumulated depreciation and amortization	(12,994)	(11,546)
Fixed assets, net	$8,227	$8,075

     The Company holds fixed assets in three locations: the United States, United Kingdom and Brazil.  No country outside of the United States holds greater than 10% of the Company’s total fixed assets.  Depreciation expense relating to fixed assets for the three months ended March 31, 2011 was $1,466, compared to $903 for the three months ended March 31, 2010, respectively.

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

Capitalized software consisted of the following at:
	March 31,	December 31,
	2011	2010

Capitalized software	$50,290	$46,435
Less: Accumulated amortization	(24,242)	(20,759)
Capitalize software, net	$26,048	$25,676

     Amortization expense of capitalized software for the three months ended March 31, 2011 was $3,483, compared to $2,446 for the three months ended March 31, 2010, respectively.

6.  Accrued Expenses and Other Current Liabilities

      Accrued expenses and other current liabilities consisted of the following at:

	March 31,	December 31,
	2011	2010

Sales commissions and bonuses	$4,820	$12,004
Current portion of interest rate swap	4,017	4,332
Current portion of long-term debt	1,350	1,350
Professional fees	663	449
Accrued interest payable	58	58
Other accrued expenses	5,300	4,251
Total accrued expenses and other current liabilities	$16,208	$22,444

7.  Income Taxes

     The Company’s provision for income taxes consists of U.S. and foreign income taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that it expects to achieve for the full year.  The Company’s annual effective tax rate for 2011, excluding discrete items, is estimated to be 65.1% based upon anticipated earnings both in the U.S. and its foreign subsidiaries.  The 2011 annual effective tax rate is higher than the statutory rate primarily as a result of book compensation costs related to the issuance of incentive stock options and benefits awarded pursuant to the Company’s employee stock purchase plan.

          For the three months ended March 31, 2011, the Company had an effective tax rate of 187.3% and recorded an income tax benefit of $620.  The income tax benefit includes discrete items related to disqualified dispositions of incentive stock options and shares of common stock issued pursuant to the Company’s employee stock purchase plan, as well as adjustments related to uncertain tax positions.

          For the three months ended March 31, 2010, the Company had an effective tax rate of 30.8% and recorded an income tax benefit of $2,438.  The income tax benefit was lower than the statutory rate as a result of certain permanent differences including non-deductible interest related to the Company’s PIK Loan, which was repaid during 2010 (see Note 8).

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

8.  Debt and Derivative Financial Instrument

Debt

     Long-term debt consisted of the following at:

	March 31,	December 31,
	2011	2010

First Lien Credit Agreement (“First Lien Credit Facility”)	$126,898	$127,236
Less: current portion	(1,350)	(1,350)
Total long-term debt	$125,548	$125,886

     Based on available market information, the estimated fair value of the Company’s long-term debt was approximately $128,167 and  $125,964 as of March 31, 2011 and December 31, 2010, respectively.

In connection with the financing of the 2007 merger transaction, pursuant to which IntraLinks, Inc. became a wholly-owned subsidiary of IntraLinks Holdings, which was owned by TA Associates, Inc., Rho Capital Partners, Inc. and certain other stockholders, former and current officers and employees of IntraLinks, Inc. (the “Merger”), the Company entered into three credit agreements, dated June 15, 2007, the First Lien Credit Agreement, the Second Lien Credit Agreement and the Holdings Senior PIK Credit Agreement.

     On May 14, 2010, the Company entered into an agreement with its lenders to amend the First Lien Credit Agreement and Second Lien Credit Agreement. The purpose of the amended credit agreements was to allow the Company to use net proceeds from its initial public offering for the repayment in full of the loan under the Holdings Senior PIK Credit Agreement (“PIK Loan”) and for the repayment of the Tranche B and Tranche C term loans under the Second Lien Credit Agreement (“Second Lien Credit Facility”) on a pro rata basis. Under the terms of the existing First and Second Lien Credit Agreements, the Company was restricted with regards to repayment preference. The amendment of the First Lien Credit Agreement included updated terms on the interest rate, including a floor of 1.5% (should the Company elect the Eurodollar Rate option) and an increase in the rate margin of 1.75%. The amendment of the Second Lien Credit Agreement included updated terms on the interest rate of the Tranche C term loan, including a floor of 2.0% (should the Company elect the Eurodollar Rate option) and an increase in the rate margin of 0.75%. The updated interest rates under the amended First Lien Credit Agreement and Second Lien Credit Agreement became effective immediately following the consummation of the Company’s initial public offering, which closed on August 11, 2010.

     On November 24, 2010, the Company entered into an agreement with its lenders on the First Lien Credit Facility to allow for the repayment of the remainder of the outstanding balance of the Second Lien Credit Facility using the net proceeds from the December 2010 follow-on offering.

First Lien Credit Facility

     The First Lien Credit Facility provides for term loans in the aggregate principal amount of $135,000, and quarterly installment payments equal to 0.25% of the initial principal balance due on the last day of each quarter, which commenced on September 30, 2007 and with the balance due in a final installment on June 15, 2014. Additionally, the First Lien Credit Facility includes a requirement for mandatory prepayments based on annual excess free cash flow. Term loans under the First Lien Credit Agreement, as amended, bear interest at the higher of the Eurodollar Rate (as defined in the credit agreement) or 1.5%, plus 4.25% per annum. At March 31, 2011 the interest rate on the First Lien Credit Facility was 5.75%. Prior to the amendment, term loans under the First Lien Credit Facility bore interest at the Eurodollar Rate plus 2.75% per annum.  In March 2009, the Company made an election allowable by the credit agreement to change the basis which determines the variable Eurodollar interest rate from three-month LIBOR to one-month LIBOR, with a corresponding change in the timing of interest payments to be due on the last business day of each month.

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

The First Lien Credit Facility also provides for a $15,000 revolving line of credit, of which $12,613 was unused as of March 31, 2011. At March 31, 2011, $2,387 was reserved for standby letters of credit, $1,587 for operating lease agreements related to the Company’s various office locations and $800 related to the Company’s corporate charge card utilized by executives and certain other employees. The interest rate on the unutilized portion of the revolving line of credit is 0.5% annually.

The current portion of long-term debt reflects the quarterly mandatory principal payments of approximately $338 on the First Lien Credit Facility due in the following year. Current portion of long-term debt aggregated to $1,350 for the three months ended March 31, 2011.

Financing Costs

Financing costs resulting from the original debt issuance, as well as the amendments to the First Lien Credit Agreement and Second Lien Credit Agreement, as described above, were deferred when incurred and are being amortized over the remaining term of the loans using the effective interest method. Amortization of deferred financing costs during the three months ended March 31, 2011 and 2010 was $367 and $457.

Accounting for Debt Modification

The modification of certain terms of the First and Second Lien Credit Agreements, as described above, required the Company to perform an assessment of future cash flows to determine if the modified terms represented a substantial difference when compared to the original terms. Based on the results of the assessment of future cash flows, the Company concluded that the amendments to the First and Second Lien Credit Agreements did not represent substantially different terms and therefore, modification accounting, rather than debt extinguishment, should be applied. Therefore, the Company calculated a new effective interest rate based on the carrying amounts of the original debt instruments. The effective interest rate for the First Lien Credit Facility as of March 31, 2011 was 6.77%. The effective interest rate includes the pro rata share of the amendment fees, which were deferred and will be amortized over the remaining term of the loan utilizing the effective interest rate method. “Amortization of deferred financing costs” is disclosed separately as a non-operating expense within the Consolidated Statement of Operations.

    The following table summarizes the interest expense incurred on long-term debt:

	Three Months Ended
	March 31,
	2011	2010

First Lien Credit Facility	$1,872	$995
Second Lien Credit Facility
– Tranche B, inclusive of $0 and $39, respectively, related to debt discount	-	864
– Tranche C	-	523
PIK Loan	-	3,219
Interest Rate Swap (see below)	1,123	1,443
Total interest expense on long-term debt	$2,995	$7,044

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

Derivative Financial Instrument

Interest Rate Swap Transaction

     For the periods presented, the Company recorded the fair value of the interest rate swap liability as follows:

	March 31,	December 31,
	2011	2010

Interest rate swap liability	$4,675	$5,649
Less: current portion as recorded within "Accrued expenses and other current liabilities" (See Note 6)	(4,017)	(4,332)
Total long-term liability as recorded within "Other long-term liabilities"	$658	$1,317

     On July 19, 2007, the Company entered into an interest rate swap agreement that fixed the interest rate at 5.43% on a beginning notional amount of $170,000. The notional amount amortizes over a period ending June 30, 2012. At March 31, 2011 the notional amount of $90,000 covered approximately 71% of the Company’s variable rate debt on the First Lien Credit Facility.

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

     The fair value of the interest rate swap derivative is derived from dealer quotes, which incorporate a credit valuation adjustment at the reporting date. The credit valuation adjustments represent discounts to consider the Company’s own credit risk, since the interest rate swap is in a liability position. Valuations may fluctuate considerably from period-to-period due to volatility in underlying interest rates, which is driven by market conditions and the duration of the swap. The Company recorded $73 and $138 in credit valuation adjustments during the three months ended March 31, 2011 and the year ended December 31, 2010 respectively. The value of the interest rate swap represents the estimated amount the Company would receive (or pay) to terminate the agreement at the respective measurement date.

     Prior to March 25, 2009, the Company had not recorded any gain or loss due to ineffectiveness of the hedge, or as the result of a discontinuance of the hedge. Based on the changes made to the swap agreement on March 25, 2009, as of that date the Company no longer qualified to use hedge accounting.  Therefore, changes to the fair value of the interest rate swap are reflected in ‘‘Other (income) expense, net’’ within the Consolidated Statement of Operations.

The effects of derivative instruments on the consolidated statements of operations were as follows for the periods presented (amounts presented excluded any income tax effects):

	Three Months Ended
	March 31,
	2011	2010
Location:
Other (income) expense, net	$(974)	$(139)

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

 9. Employee Stock Plans

     The Company maintains several share-based compensation plans which are more fully described below.  Total stock-based compensation expense related to all of the Company’s stock awards was included in various operating expense categories for the periods included below, as follows:

	Three Months Ended
	March 31,
	2011	2010
Cost of revenue	$71	$13
Product development	396	126
Sales and marketing	449	327
General and administrative	1,056	287
	$1,972	$753

2007 Restricted Preferred Stock Plan

     The maximum number of restricted Series A Preferred shares authorized and issued under the 2007 Restricted Preferred Stock Plan was 2,033,320, all of which were granted on June 15, 2007, in conjunction with the Merger. At the closing of the initial public offering, all outstanding shares of Series A Preferred Stock converted to Common Stock, including unvested restricted Series A Preferred shares. At March 31, 2011, there were no shares of Series A Preferred Stock issued or outstanding.

2007 Stock Option and Grant Plan

     The maximum number of shares of Common Stock initially reserved and available for issuance under the 2007 Stock Option and Grant Plan was 4,000,000 shares. Under the 2007 Stock Option and Grant Plan, the maximum number of shares increased by one share automatically for every share of restricted Series A Preferred issued under the 2007 Restricted Preferred Stock Plan that failed to vest and was cancelled. On March 8, 2010, an additional 4,000,000 shares of Common Stock were authorized for issuance under the 2007 Stock Option and Grant Plan, increasing the number of shares of Common Stock authorized for issuance to 8,000,000. Effective upon the adoption of the Company’s 2010 Equity Incentive Plan, the Company’s board of directors determined not to grant any further awards under the 2007 Stock Option and Grant Plan and the shares of Common Stock that remained available for future awards under the 2007 Stock Option and Grant Plan have been reserved for issuance under the 2010 Equity Incentive Plan.

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

     The following table summarizes the weighted average values of the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the period presented:

	Three Months Ended
	March 31,
	2011	2010
Expected volatility	58.3%	76.6%
Expected life of option	6.17 Years	6.16 Years
Risk free interest rate	2.6%	2.7%
Expected dividend yield	0.0%	0.0%

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

     The following table summarizes stock option activity for the three months ended March 31, 2011:

	Shares	Weighted Average Exercise Price

Outstanding at December 31, 2010	2,779,471	$6.53
Granted	853,000	25.89
Exercised	(279,202)	3.16
Forfeited	(118,009)	9.82
Outstanding at March 31, 2011	3,235,260	$11.81

     At March 31, 2011, the aggregate intrinsic value of stock options outstanding and exercisable was $48,308 and $17,650, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the calculated fair value of such awards as of each respective period-end date.

     The following table summarizes non-vested stock option activity for the three months ended March 31, 2011:

	Shares	Weighted Average Grant Date Fair Value
Non-vested options outstanding at December 31, 2010	2,072,983	$6.28
Granted	853,000	14.70
Vested	(321,109)	5.47
Forfeited	(115,348)	7.53
Non-vested options outstanding at March 31, 2011	2,489,526	$9.21

     Stock-based compensation expense for the Company’s stock options under the 2007 Stock Option and Grant Plan and 2010 Equity Incentive Plan, during the three months ended March 31, 2011 and 2010 was $1,328 and $354, respectively.

Restricted Stock Awards (“RSAs”)

     Information concerning RSA’s outstanding under the 2007 Stock Option and Grant Plan is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at December 31, 2010	568,451	$3.29
Vested and exchanged for Common Stock	(103,182)	2.32
Forfeited	(144,643)	7.73
Non-vested shares at March 31, 2011	320,626	$1.59

     The aggregate intrinsic value of RSAs outstanding at March 31, 2011 was $8,560.  The intrinsic value for RSAs is calculated based on the par value of the underlying awards and the calculated fair value of such awards as of each period-end date.

     Stock-based compensation expense for the Company’s RSAs under the 2007 Stock Option and Grant Plan, for the three months ended March 31, 2011 and 2010 was $199 and $403, respectively.

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

Restricted Stock Units (“RSUs”)

     Information concerning RSUs outstanding under the 2010 Equity Incentive Plan is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at December 31, 2010	100,000	$20.03
Granted	-	-
Forfeited	-	-
Non-vested shares at March 31, 2011	100,000	$20.03

     At March 31, 2011, the weighted-average grant date fair value for RSUs was $20.03. The aggregate intrinsic value of RSUs outstanding at March 31, 2011 was $2,674. The intrinsic value for RSUs is calculated based on the par value of the underlying awards and the calculated fair value of such awards as of each period-end date.

     At March 31, 2011, there was $1,631 of total unrecognized compensation cost related to non-vested RSUs, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 3.92 years. Stock based compensation for RSUs during the three months ended March 31, 2011 and 2010, was $142 and $0.

2010 Employee Stock Purchase Plan

     The 2010 Employee Stock Purchase Plan (the ‘‘2010 ESPP’’) was adopted by the Company’s board of directors and approved by its stockholders in July 2010. The Company’s 2010 ESPP authorizes the issuance of up to a total of 400,000 shares of its Common Stock to participating employees. The Company will make one or more offerings each year to its employees to purchase stock under the 2010 ESPP, usually beginning on the first business day occurring on or after each January 1, April 1, July 1 and October 1 (the ‘‘offering date’’) and will end on the last business day occurring on or before the following March 31, June 30, September 30 and December 31, respectively (the ‘‘exercise date’’).

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

     During the three months ended March 31, 2011, 24,753 shares were issued under the 2010 ESPP Plan, at a price of $16.73 per share, which represented 85% of the market price of the Common Stock on January 3, 2011, the offering date, which was lower than the market price of the Common Stock on March 31, 2011, the exercise date.

     The weighted average grant-date fair value of the employee stock purchase plan rights (“ESPP rights”) arising from elections made by the 2010 ESPP participants was $12.22 during the three months ended March 31, 2011. The fair value of ESPP rights that vested during the three months ended March 31, 2011, was $303.

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

     The fair value for the ESPP rights was estimated using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended
March 31, 2011
Expected volatility	42.1%
Expected life	0.25 Years
Risk free interest rate	0.12%
Expected dividend yield	0.0%

     At March 31, 2011, there were no outstanding ESPP rights, due to the exercise date of the first offering period being the same date as the end of the fiscal quarter.  Therefore, the aggregate intrinsic value of ESPP outstanding at March 31, 2011, was $0. Additionally, as of March 31, 2011, there was no unrecognized compensation cost related to non-vested ESPP rights, as all of the ESPP rights were vested at March 31, 2011. Stock-based compensation expense related to the Company’s 2010 ESPP for the three months ended March 31, 2011 and 2010 was $303 and $0, respectively.

10. Net Income (Loss) per Share

     Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, excluding the dilutive effects of Common Stock equivalents. Common Stock equivalents include stock options, unvested shares of restricted Common Stock and convertible securities, such as convertible preferred stock. Diluted net income (loss) per share assumes the conversion of the Series A Preferred Stock using the ‘‘if converted’’ method, if dilutive, and includes the dilutive effect of stock options and restricted shares of Common Stock under the treasury stock method.

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

     The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income (loss) per common share:

	Three Months Ended
	March 31,
	2011	2010
Numerator:
Net income (loss)	$289	$(5,478)
Denominator:
Basic shares
Weighted-average common shares outstanding	51,949,171	2,055,891
Diluted shares:
Weighted-average shares used to compute basic net income (loss) per share	51,949,171	2,055,891
Effect of potentially dilutive securities:
Options to purchase Common Stock	1,476,153	―
Unvested shares of restricted Common Stock	286,133	―
Weighted-average shares used to compute diluted net income (loss) per share	53,711,457	2,055,891
Net income (loss) per share:
Basic	$0.01	$(2.66)
Diluted	$0.01	$(2.66)

     The following outstanding options, unvested shares of restricted Common Stock, and Series A Preferred Stock were excluded from the computation of diluted net income (loss) per share for the periods presented as their effect would have been antidilutive:

	Three Months Ended
	March 31,
	2011	2010

Options to purchase Common Stock	550,674	2,486,855
Unvested shares of restricted Common Stock	―	1,014,001
Series A Preferred Stock (as-converted basis)	―	35,101,716

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

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

12.  Comprehensive Income (Loss)

     Comprehensive Income (Loss) is comprised of two components, net income (loss) and other comprehensive income (loss). For the three months ended March 31, 2011 and 2010, comprehensive income (loss) consisted of the following:

	Three Months Ended
	March 31,
	2011	2010

Net income (loss)	$289	$(5,478)
Other comprehensive income, net of tax:
Foreign currency translation adjustments (net of tax of $230 and $17, respectively)	123	54

Total other comprehensive income, net of tax	123	54

Comprehensive income (loss)	$412	$(5,424)

13.  Subsequent Events

     The Company evaluated subsequent events up through the date the financial statements were issued.

     On April, 6 2011, the SEC declared effective the Company’s registration statement on Form S-1, as amended (File No.333-173107), in connection with the Company’s follow-on public offering of 1,250,000 shares of Common Stock at a public offering price of $25.50 per share, with an overallotment option of an additional 187,500 shares.  The follow-on offering closed on April 12, 2011, pursuant to which a total of 1,437,500 shares were issued, inclusive of the exercise of the overallotment option by the underwriters of 187,500 shares. As a result of the offering, the Company received total net proceeds of $34,582 after deducting underwriting discounts and commissions of $1,650 and offering-related expenses of $425. The Company used all of the net proceeds from the follow-on offering to prepay a portion of the amount outstanding under the Company’s First Lien Credit Facility.  The offering and prepayment of a portion of the amount outstanding under the First Lien Credit Facility had no impact on the consolidated financial statements for the three months ended March 31, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes to consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.  Dollars in tabular format are presented in thousands, except share and per share data, or otherwise indicated.

Overview

     IntraLinks is a leading global provider of Software-as-a-Service (‘‘SaaS’’) solutions for securely managing content, exchanging critical business information and collaborating within and among organizations. Our cloud-based solutions enable organizations to control, track, search and exchange time-sensitive information inside and outside the firewall, all within a secure and easy-to-use environment. Our customers rely on our cost-effective solutions to manage large amounts of electronic information, accelerate information intensive business processes, reduce time to market, optimize critical information workflow, meet regulatory and risk management requirements and collaborate with business counterparties in a secure, auditable and compliant manner. We help our customers eliminate the inherent risks and inefficiencies of using email, fax, courier services and other existing solutions to collaborate and exchange information.

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

     We deliver our solutions entirely through a multi-tenant SaaS architecture in which a single instance of our software serves all of our customers. Our business model has provided us with a high level of revenue visibility. We sell our solutions directly through an enterprise sales team with industry-specific expertise, and indirectly through a customer referral network and channel partners. During the three months ended March 31,2011, we generated $52.4 million in revenue, of which approximately 38.0% was derived from international sales across 59 countries.

On April, 6 2011, the SEC declared effective our registration statement on Form S-1, as amended (File No.333-173107), in connection with our follow-on public offering of 1,250,000 shares of Common Stock at a public offering price of $25.50 per share, with an overallotment option of an additional 187,500 shares.  The follow-on offering closed on April 12, 2011, pursuant to which a total of 1,437,500 shares were issued, inclusive of the exercise of the overallotment option by the underwriters of 187,500 shares. As a result of the offering, we received total net proceeds of $34,582 after deducting underwriting discounts and commissions of $1,650 and offering-related expenses of $425. We used all of the net proceeds from the follow-on offering to prepay a portion of the amount outstanding under our First Lien Credit Facility.

Key Metrics

     Our management relies on certain performance indicators to manage and assess our business. The key performance indicators set forth below help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. We discuss revenue and cash flow provided by operating activities under ‘‘Results of Operations’’ and ‘‘Liquidity and Capital Resources’’, respectively, below. Other measures of our performance, including non-GAAP gross margin, non-GAAP adjusted operating income, non-GAAP adjusted net income, non-GAAP adjusted EBITDA and margin, and deferred revenue are discussed below.

	Three Months Ended
	March 31,
	2011	2010
Revenue	$52,407	$39,931
Non-GAAP Gross margin	74.0%	71.3%
Non-GAAP adjusted Operating income	$10,837	$8,484
Non-GAAP adjusted Net income	$5,541	$565
Non-GAAP adjusted EBITDA	$15,786	$11,829
Non-GAAP adjusted EBITDA margin	30.1%	29.6%
Cash flows provided by (used in) operations	$5,541	$(5,389)
Deferred revenue at March 31,	$36,300	$29,789

Deferred Revenue

     Deferred revenue represents the billed but unearned portion of existing contracts for services to be provided. Deferred revenue does not include future potential revenue represented by the unbilled portion of existing contractual commitments of our customers. Accordingly, the deferred revenue balance does not represent the total contract value of outstanding arrangements. However, amounts that have been invoiced are recorded as revenue or deferred revenue, as appropriate, and are included in our accounts receivable balances. Deferred revenue that will be recognized during the subsequent 12-month period is classified as ‘‘Deferred revenue’’ with the remaining portion as non-current deferred revenue in ‘‘Other long-term liabilities’’ on the Consolidated Balance Sheets.

Non-GAAP Financial Measures

     This Form 10-Q includes information about certain financial measures that are not prepared in accordance with generally accepted accounting principles in the United States (‘‘GAAP’’ or ‘‘U.S. GAAP’’), including non-GAAP gross margin, non-GAAP adjusted operating income, non-GAAP adjusted net income (loss) and non-GAAP adjusted EBITDA and margin. These non-GAAP measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies. A reconciliation of non-GAAP measures is included below.

Management defines its non-GAAP financial measures as follows:

•	Non-GAAP gross margin represents the corresponding GAAP measure adjusted to exclude (1) stock based compensation expense and (2) amortization of intangible assets.
•
Non-GAAP adjusted operating income represents the corresponding GAAP measure adjusted to exclude (1) stock-based compensation expense, (2) amortization of intangible assets and (3) costs related to our initial public offering and follow-on offering.

•
Non-GAAP adjusted net income (loss) represents the corresponding GAAP measures adjusted to exclude (1) stock-based compensation expense, (2) amortization of intangible assets and (3) costs related to our initial public and follow on. Non-GAAP adjusted net income is calculated using an estimated long-term effective tax rate.

•
Non-GAAP adjusted EBITDA represents net income (loss) adjusted to exclude (1) interest expense, net of interest income, (2) income tax provision (benefit), (3) depreciation and amortization, (4) amortization of intangible assets, (5) stock-based compensation expense, (6) amortization of debt issuance costs, (7) other (income) expense, net and (8) costs related to our initial public offering and follow on offerings.

•	Metrics presented as non-GAAP margins represent the respective non-GAAP measures as a percentage of revenue.

     Management believes that these non-GAAP financial measures, when viewed with our results under U.S. GAAP and the accompanying reconciliations, provide useful information about our period-over-period growth and provide additional information that is useful for evaluating our operating performance.  Additionally, management believes that these non-GAAP financial measures provide a more meaningful comparison of our operating results against those of other companies in our industry, as well as on a period to-period basis, because these measures exclude items that are not representative of our operating performance, such as amortization of intangible assets, interest expense and fair value adjustments to the interest rate swap. Management believes that including these costs in our results of operations results in a lack of comparability between our operating results and those of our peers in the industry, the majority of which are not highly leveraged and do not have comparable amortization costs related to intangible assets. However, non-GAAP gross margin, non-GAAP adjusted operating income, non-GAAP adjusted net income (loss), and non-GAAP adjusted EBITDA and margin are not measures of financial performance under U.S. GAAP and, accordingly, should not be considered as alternatives to gross margin, operating income (loss), and net income (loss) as indicators of operating performance.

     The table below provides reconciliations between the non-U.S. GAAP financial measures discussed above to the comparable U.S. GAAP measures:

	Three Months Ended
	March 31,
	2011	2010
Gross profit	$38,791	$28,455
Gross margin	74.0%	71.3%
Cost of revenue - stock based compensation expense	71	13
Cost of revenue - amortization of intangible assets	3,309	3,309
Non-GAAP Gross profit	$42,171	$31,777
Non-GAAP Gross margin	80.5%	79.6%

Income (loss) from operations	$1,654	$(358)
Stock-based compensation expense	1,972	753
Amortization of intangible assets	7,157	7,218
Costs related to public stock offerings	54	871
Non-GAAP adjusted Operating income	$10,837	$8,484

Net loss before income tax	$(331)	$(7,916)
Stock-based compensation expense	1,972	753
Amortization of intangible assets	7,157	7,218
Costs related to public stock offerings	54	871
Non-GAAP adjusted Net income before income tax	8,852	926
Non-GAAP Income tax provision	3,311	361
Non-GAAP adjusted Net income	$5,541	$565

Net income (loss)	$289	$(5,478)
Interest expense, net	2,993	7,028
Income tax benefit	(620)	(2,438)
Depreciation and amortization	4,949	3,345
Amortization of intangible assets	7,157	7,218
Stock-based compensation expense	1,972	753
Amortization of debt issuance costs	367	457
Other (income) expense, net(1)	(1,375)	73
Costs related to public stock offerings	54	871
Non-GAAP adjusted EBITDA	$15,786	$11,829
Non-GAAP adjusted EBITDA margin	30.1%	29.6%

(1)	“Other (income) expense, net” primarily includes foreign currency transaction gains and losses and fair value adjustments to our interest rate swap.

Results of Operations

	Three Months Ended
	March 31,
	2011		2010
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$52,407	100.0%	$39,931	100.0%
Cost of revenue	13,616	26.0%	11,476	28.7%
Gross profit	38,791	74.0%	28,455	71.3%
Operating expenses:
Product development	6,068	11.6%	4,283	10.7%
Sales and marketing	21,243	40.5%	19,020	47.6%
General and administrative	9,826	18.7%	5,510	13.8%
Total operating expenses	37,137	70.9%	28,813	72.2%
Income (loss) from operations	1,654	3.2%	(358)	-0.9%
Interest expense, net	2,993	5.7%	7,028	17.6%
Amortization of debt issuance costs	367	0.7%	457	1.1%
Other (income) expense, net	(1,375)	-2.6%	73	0.2%
Net loss before income tax	(331)	-0.6%	(7,916)	-19.8%
Income tax benefit	(620)	-1.2%	(2,438)	-6.1%
Net income (loss)	$289	0.6%	$(5,478)	-13.7%

Net income (loss) per common share:
Basic	$0.01		$(2.66)
Diluted	$0.01		$(2.66)

Weighted average number of shares used in
calculating net income (loss) per common share:
Basic	51,949,171		2,055,891
Diluted	53,711,457		2,055,891

Comparison of the Three Months Ended March 31, 2011 and 2010

Revenue

     Revenue increased to $52.4 million for the three months ended March 31, 2011, from $39.9 million for the three months ended March 31, 2010.  For the three months ended March 31, 2011, approximately 21.6% of the contracts we entered into with our customers were based in foreign currency.  Comparatively, during the three months ended March 31, 2010, approximately 13.7% of the contracts we entered into with our customers were based in foreign currency.  This increase in foreign transactions is driven by the growth in our Brazilian entity, which was not established until the second quarter of 2010.  Foreign exchange transaction gains and losses are recorded in “Other (income) expense, net” on the Consolidated Statement of Operations.  See Item 3: Quantitative and Qualitative Disclosures about Market Risk within this Quarterly Report on Form 10-Q for additional details.

     The following table sets forth revenues by our principal markets, Enterprise, Mergers and Acquisitions (“M&A”) and Debt Capital Markets (“DCM”), for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, the percentage increase or decrease between those periods, and the percentage of total revenue that each principal market represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	March 31,				March 31,
	2011	2010	Increase	% Increase	2011	2010
Enterprise	$24,044	$18,017	$6,027	33.5%	45.9%	45.1%
M&A	20,383	14,201	6,182	43.5%	38.9%	35.6%
DCM	7,980	7,713	267	3.5%	15.2%	19.3%
Total Revenues	$52,407	$39,931	$12,476	31.2%	100.0%	100.0%

     Enterprise – The results for the three months ended March 31, 2011 reflect an increase in Enterprise revenue of $6.0 million or 33.5%, as compared to the three months ended March 31, 2010.  Enterprise principal market continues to be our largest principal market, representing 45.9% of total revenues.  The increase in Enterprise revenue for the three month period, as compared to the prior year period, was primarily driven by an increased customer base, larger contract values for new customers (compared to historic levels), as well as higher exchange utilization and renewal levels for existing customers.  This activity reflects the wider adoption of our services across customers’ organizations.  We attribute this growth to our increased investment in Enterprise-related product development initiatives, additional sales headcount and marketing resources dedicated to this market, as well as improved global market conditions.  We believe our revenue growth going forward will be driven by the following key trends: expanded geographic and industry focus to establish a wider distribution of our services, ongoing investment in our platform to ensure we continue to meet customer needs, and increased focus on providing the types of services that generate repeat business and expand our subscription base. We believe that the resources invested in our platform, as well as our operational infrastructure, will allow us to better serve larger clients on a global basis. Additionally, we believe the Enterprise principal market represents a significant long-term expansion opportunity and we plan to continue to invest in resources dedicated to serving this market.

     M&A – The results for the three months ended March 31, 2011 reflect an increase in M&A revenue of $6.2 million, or 43.5%, as compared to the three months ended March 31, 2010.  The increase in M&A revenue, as compared to the prior year period, was primarily driven by increased volume of transactions in the overall market and the capture of market share from our competition.  Our growth in this principal market will be driven primarily by our ability to continue to increase our market share by winning business from our competition and by penetrating sectors, both geographic and deal size dependent, that are currently not yet taking advantage of services such as ours.  We plan to continue to invest in our platform as well as our operating, sales and servicing infrastructures to enhance our offering for existing customers and attract new customers.

     DCM – DCM revenue for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, remained relatively flat.  Although we added new accounts during the three months ended March 31, 2011, we have not yet received the benefit to our DCM revenue, related to those new accounts. We believe results in this principal market will continue to generally be in line with macroeconomic conditions and also reflect the maturity of this market in terms of organizations adopting services such as ours, as well as our current leading market position.  We plan to increase our growth potential in this market primarily through a focus on product development initiatives, which will allow us to expand the level of services provided to our existing customer base, attract customers away from our competition and allow us to enter adjacent and similar markets to expand our customer reach.

Cost of Revenue and Gross Margin

     The following table presents cost of revenue, gross profit and gross margin for the three months ended March 31, 2011, compared to the three months ended March 31, 2010:

	Three Months Ended
	March 31,
	2011	2010	Increase	% Increase
Cost of revenue	$13,616	$11,476	2,140	18.6%
Gross profit	38,791	28,455	10,336	36.3%
Gross margin	74.0%	71.3%	2.8%

     The results for the three months ended March 31, 2011 reflect an increase in cost of revenue of $2.1 million, or 18.6%, as compared to the three months ended March 31, 2010.  The increase in cost of revenue for the three month period, as compared to the prior year period, was attributed primarily to an increase in amortization of capitalized software costs of $1.0 million, reflecting the expanded product portfolio.  Additionally, the increase was driven by an increase in headcount related expenses of $0.5 million including salaries, bonus and benefits, to support our revenue growth.  The increase in total revenue described above, offset by the increase in cost of revenue, drove improvements in gross margin of 2.8 percentage points for the three months ended March 31, 2011, on a year-over-year basis.

Operating Expenses

     Total operating expenses for the three months ended March 31, 2011 increased by approximately $8.3 million, or 28.9%, as compared to the three months ended March 31, 2010.

     The following table presents the components of operating expenses for the three months ended March 31, 2011, compared to the three months ended March 31, 2010:

	Three Months Ended
	March 31,
	2011	2010	Increase	% Increase
Product development	$6,068	$4,283	$1,785	41.7%
Sales and marketing	21,243	19,020	2,223	11.7%
General and administrative	9,826	5,510	4,316	78.3%
Total operating expenses	$37,137	$28,813	$8,324	28.9%

     Product Development – The results for the three months ended March 31, 2011 reflect an increase in product development expense of $1.8 million, or 41.7%, as compared to the three months ended March 31, 2010.  The increase in product development expense for the three month period, as compared to prior year period, was primarily driven by an increase of $0.8 million in headcount related expenses including salaries, bonus and benefits, which was in line with our plan to invest in the business, particularly the expanded product portfolio.  Product development expense as a percentage of revenue was 11.6% for the three months ended March 31, 2011, compared to 10.7% for the three months ended March 31, 2010.

     Total product development costs comprise both capitalized software and product development expense.

	Three Months Ended
	March 31,		Increase	% Increse
	2011	2010	(Decrease)	(Decrease)
Capitalized software	$3,838	$4,137	$(299)	-7.2%
Product development expense	6,068	4,238	1,830	43.2%
Total product development costs	$9,906	$8,375	$1,531	18.3%

     Total product development costs comprise both capitalized software and product development expense.  For the three months ended March 31, 2011, total product development costs were $9.9 million and included $3.8 million of capitalized software related to product development enhancements and $6.1 million in product development expense.  For the three months ended March 31, 2010, product development costs totaled $8.3 million and included $4.1 million of capitalized software related to product development enhancements and $4.2 million of product development expense.  The increase in total product development costs of $1.5 million, or 18.3%, reflects a higher level of spending to support our expanded focus on Enterprise-related and geography-related initiatives as well as increased headcount-related expenses to support the development of our expanded product portfolio.  Total product development costs as a percentage of revenue was 18.9% for the three months ended March 31, 2011, compared to 20.9% for the three months ended March 31, 2010.

     Sales and Marketing – The results for the three months ended March 31, 2011 reflect an increase in sales and marketing expense of $2.2 million, or 11.7%, as compared to the three months ended March 31, 2010.  The increase in sales and marketing expense for the three month period, as compared to the prior year period, was primarily driven by (i) an increase of  $1.2 million in headcount-related expenses including salaries, bonus and benefits, which is partially offset by a decrease in recruiting costs of $0.8 million as a result of timing of new-hires within the sales organization and less reliance on outside recruiting consultants in the three months ended March 31, 2011 as compared to the prior period, (ii) an increase of $0.5 million spent on marketing programs and initiatives as well as consulting and marketing research projects and (iii) an increase in sales commission expense of $0.9 million, which reflects both the higher level of sales achieved during the period by our internal sales representatives and our partners, as well as the impact of the revised 2011 commission plan for our internal sales representatives as compared to the 2010 plan.  Sales and marketing expense as a percentage of revenue was 40.5% for the three months ended March 31, 2011, compared to 47.6% for the three months ended March 31, 2010.

     General and Administrative – The results for the three months ended March 31, 2011 reflect an increase in general and administrative expense of $4.3 million, or 78.3%, as compared to the three months ended March 31, 2010. The increase in general and administrative expenses was primarily due to an adjustment of approximately $1.0 million recorded during the three months ended March 31, 2010, reflected as a credit to general and administrative expenses, representing a reversal of an accrual for corporate, non-income taxes, for which we had no liability as of March 31, 2010.  Additionally, the increase to general and administrative expense included a $0.5 million increase in salary expense driven by an increase in headcount, and a $0.6 million increase in professional service expenses, both related to ongoing public company operating costs, which we did not incur in the prior year period.  General and administrative expense as a percentage of revenue was 18.7% for the three months ended March 31, 2011, compared to 13.8% for the three months ended March 31, 2010.

Non-Operating Expenses

     The following table presents the components of non-operating expenses for the three months ended March 31, 2011 compared to the three months ended March 31, 2010:

	Three Months Ended
	March 31,
	2011	2010	Decrease	% Decrease
Interest expense, net	$2,993	$7,028	$(4,035)	-57.4%
Amortization of debt issuance costs	$367	$457	$(90)	-19.7%
Other (income) expense, net	$(1,375)	$73	$(1,448)	-1983.6%

Interest Expense, Net

     Interest expense, net for the three months ended March 31, 2011 decreased by $4.0 million, or 57.4%, compared to $7.0 million for the three months ended March 31, 2010.  The decrease was primarily driven by the use of net proceeds from our initial public offering and follow-on offering to repay $171.5 million of our debt during the year ended December 31, 2010.  Interest expense, net represented 5.7% and 17.6% of total revenue for the three months ended March 31, 2011 and 2010, respectively.  In our consolidated statement of operations, interest expense is shown net of interest income.  Interest income for the three months ended March 31, 2011 and 2010 was not material.

Amortization of Debt Issuance Costs

     Amortization of debt issuance costs for the three months ended March 31, 2011 was $0.4 million, decreasing by approximately $0.1 million, or 19.7%, compared to the same quarter last year.  This decrease was driven by the acceleration of the amortization of certain debt issuance costs related to the proportionate amounts of debt that were repaid during the year ended December 31, 2010.  Amortization of debt issuance costs represented 0.7% and 1.1% of total revenue for the three months ended March 31, 2011 and 2010, respectively.

Other (Income) Expense, net

     The major components of other (income) expense, net are fair value adjustments to our interest rate swap and foreign exchange gains and losses.  Other income for the three months ended March 31, 2011 was $1.4 million, primarily driven an increase of $1.0 million in the fair value of our interest rate swap liability and $0.4 million in foreign exchange gains, compared to other expense of $0.1 million incurred during the three months ended March 31, 2010, representing a $0.1 million increase in the fair value of our interest rate swap liability, offset by $0.2 million in foreign exchange losses.  We expect the fair value adjustments to the interest rate swap will continue to be recorded in “Other (income) expense, net” through the end of the swap agreement in 2012.

Income Tax Provision

     The provision for income taxes consists of U.S. and foreign income taxes in amounts necessary to align our year-to-date provision for income taxes with the effective tax rate that we expect to achieve for the full year.  Our annual effective tax rate for 2011, excluding discrete items, is estimated to be 65.1% based upon our anticipated earnings both in the U.S. and our foreign subsidiaries.  The 2011 annual effective tax rate is higher than the statutory rate primarily as a result of book compensation costs related to the issuance of incentive stock options and benefits awarded pursuant to our employee stock purchase plan.

     For the three months ended March 31, 2011, we had an effective tax rate of 187.3% and recorded an income tax benefit of $0.6 million.  The income tax benefit includes discrete items related to disqualified dispositions of incentive stock options and shares of common stock issued pursuant to our employee stock purchase plan, as well as an adjustment related to uncertain tax positions.

      For the three months ended March 31, 2010, we had an effective tax rate of 30.8% and recorded an income tax benefit of $2.4 million.  The income tax benefit was lower than the statutory rate as a result of certain permanent differences including non-deductible interest related to our PIK Loan, which was repaid during 2010.

Liquidity and Capital Resources

	Three Months Ended
	March 31,
	2011	2010

Cash and cash equivalents	$51,139	$14,897
Cash provided by (used in) operating activities	5,541	(5,389)
Cash used in investing activities	(5,684)	(8,824)
Cash provided by (used in) financing activities	792	(1,419)
Effect of exchange rates on cash and cash equivalents	23	48
Net increase (decrease) in cash and cash equivalents	$672	$(15,584)

     We currently use the net cash generated from operations to fund our working capital needs and our capital expenditure requirements. Our available financing arrangements include a $15.0 million revolving line of credit, of which $12.6 million is available to us as of March 31, 2011, term loans under our First Lien Credit Facility and vendor financing arrangements. At March 31, 2011, we had approximately $51.1 million in cash and cash equivalents and $35.3 million in accounts receivable, net of allowances for doubtful accounts and credit reserves. We believe that we have sufficient cash resources to continue operations for at least the next 12 months.

In connection with our initial public offering in August 2010 and the exercise by the underwriters of the related over-allotment option shortly thereafter, we received total net proceeds of approximately $144.8 million after deducting underwriting discounts and commissions. In December 2010, in connection with our follow-on public offering, we received net proceeds of $38.0 million after deducting underwriting discounts and commissions. We used substantially all of the net proceeds from our public offerings to repay indebtedness. We used the net proceeds from our initial public offering to first reduce our outstanding indebtedness under the PIK Loan, with a portion of the remaining proceeds, as well as the proceeds from the underwriters’ exercise of their over-allotment option, to repay Tranche B and Tranche C of the Second Lien Credit Facility, on a pro rata basis. The net proceeds from the follow-on offering were used to pay the remaining outstanding balance of the Second Lien Credit Facility. This overall reduction of our outstanding indebtedness is expected to significantly reduce our total interest expense in future periods.

On April 6, 2011, the SEC declared effective our registration statement on Form S-1, as amended (File No.333-173107), in connection with our second follow-on public offering of an additional 1,250,000 shares of Common Stock at a public offering price of $25.50 per share, with an overallotment option of an additional 187,500 shares. The follow-on offering closed on April 12, 2011, pursuant to which a total of 1,437,500 shares were issued, inclusive of the exercise of the overallotment option by the underwriters of 187,500 shares. As a result of the offering, we received total net proceeds of $34.6 million, after deducting underwriting discounts and commissions of $1.65 million and offering-related expenses of $0.4 million. We used all of the net proceeds from the follow-on offering to prepay a portion of the amount outstanding under our First Lien Credit Facility, resulting in a remaining outstanding balance of $92.3 million after prepayment.

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

Operating Activities

     Cash flows provided by operating activities during the three months ended March 31, 2011 were $5.5 million, consisting of $13.1 million in cash generated by operations, partially offset by a net decrease in our operating assets and liabilities of $7.9 million. This net decrease in operating assets and liabilities primarily consisted of: (i) a $1.2 million increase in accounts payable due to timing of payments, (ii) a $0.8 million increase in prepaid expenses and other assets primarily related to the timing of contractual and statutory obligations, offset by (iii) a decrease of $6.0 million of accrued expenses and other liabilities driven by timing of payments primarily related to 2010 bonuses and commissions. Cash flows provided by operating activities of $5.5 million included net income of $0.3 million and total non-cash charges of $13.1 million. Significant non-cash adjustments to net income included: (i) amortization of intangible assets of $7.2 million, (ii) depreciation and amortization of $4.9 million, (iii) $2.0 million of stock-based compensation expense and (iv) $0.3 million in amortization of debt issuance costs, offset by (v) a change in deferred taxes of $0.6 million and (vi) an increase in the fair value of our interest rate swap of $1.0 million.

     Cash flows used in by operating activities during the three months ended March 31, 2010 were $5.4 million, consisting of $3.7 million in cash generated by operations, offset by a net decrease in our operating assets and liabilities of $9.1 million. This net decrease in operating assets and liabilities primarily consisted of: (i) an increase in accounts receivable of $4.1 million, offset by an increase in deferred revenue of $3.3 million, (ii) a $2.1million increase in accounts payable due to timing of payments and (iii) a decrease of $5.6 million of accrued expenses and other liabilities driven by timing of payments primarily related to 2009 bonuses and sales commissions. Cash flows used in operating activities of $5.4 million included a net loss of $5.5 million and total non-cash charges of $9.2 million. Significant non-cash adjustments to net loss included: (i) amortization of intangible assets of $7.2 million, (ii) depreciation and amortization of $3.3 million, (iii) $0.8 million of stock-based compensation expense, and (iv) $0.5 million in amortization of debt issuance costs, partially offset by (v) a change in deferred taxes of $2.7 million.

Investing Activities

     Currently, our investing activities primarily relate to our investment in the business through capital expenditures for network infrastructure and investments in software development. Cash used in investing activities for the three months ended March 31, 2011 and 2010 was $5.7 million and $8.8 million, respectively. Cash used in investing activities related to capital expenditures for infrastructure during the three months ended March 31, 2011 and 2010 was $1.9 million and $0.9 million, respectively. Investments in capitalized software development costs for the three months ended March 31, 2011 and 2010 were $3.8 million and $4.1 million, respectively. We anticipate future capital expenditures and investments in our software development may increase in future periods, in line with our growth strategy.  Future capital expenditures are currently restricted to $25.0 million on an annual basis, under the covenants of our First Lien Credit Facility.  Additionally, cash used in investing activities included purchases of investments during the three months ended March 31, 2010, which totalled $4.3 million and consisted primarily of bank time deposits with maturities greater than three months. Sales of investments during the three months ended March 31, 2010 totalled $0.6 million and consisted primarily of redemptions of our ARS and maturities of the bank time deposits purchased during the year.

Financing Activities

     Cash flows provided by financing activities for the three months ended March 31, 2011 were $0.8 million, primarily consisting of $1.3 million in proceeds from the issuance of common stock, including exercises of stock options and issuance of shares pursuant to our ESPP, partially offset by $0.3 million for the quarterly debt repayment on our First Lien Credit Facility and $0.2 million for costs associated with our public offerings.  Cash flows used in financing activities for the three months ended March 31, 2010 were $1.4 million, primarily consisting of $1.5 million of debt repayments, partially offset by $0.1 million in proceeds from the issuance of common stock for exercises of stock options.

     Our First Lien Credit Facility provides for term loans in the aggregate principal amount of $135.0 million, with quarterly installment payments equal to 0.25% of the initial principal balance due on the last day of each quarter, which commenced on September 30, 2007 and continues for 27 installments, with the balance due in a final installment on June 15, 2014. Additionally, the First Lien Credit Facility includes a requirement for mandatory prepayments of 50% of our excess free cash flow as measured on an annual basis. Excess free cash flow is generally defined as our adjusted EBITDA less debt service costs, capital expenditures, current income taxes paid and any cash security deposits made in respect of leases for office space, as adjusted for changes in our working capital. As a result of our fiscal 2009 excess free cash flow, we made a mandatory prepayment on April 1, 2010 of approximately $1.2 million. In line with the terms of the First Lien Credit Agreement, an excess cash flow mandatory payment was not required for fiscal year 2010, due to our Consolidated Leverage Ratio (as defined in the credit agreement) being less than 3.25 at December 31, 2010.

The term loans under the First Lien Credit Agreement, as amended, bear interest at the higher of the Eurodollar Rate (as defined in the credit agreement) or 1.50%, plus 4.25% per annum, which was 5.75% at March 31, 2011. Interest payments on the First Lien Credit Facility are due on the last business day of each month. The First Lien Credit Facility also provides for a $15.0 million revolving line of credit, of which $12.6 million was unused as of March 31, 2011. As of March 31, 2011, $1.6 million of the revolving line of credit was reserved for standby letters of credit for several of the operating lease agreements related to our various office locations, and an additional $0.8 million of the revolving line of credit was reserved for a standby letter of credit related to our corporate charge card utilized by executives and certain other employees.

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

Additionally, in July 2007, we entered into an interest rate swap agreement to fix the interest rate on our variable rate debt at 5.43% on a beginning notional amount of $170.0 million. The notional amount amortizes over a period ending June 30, 2012, and was $90.0 million at March 31, 2011. In March 2009, in conjunction with the elections made on the First and Second Lien Credit Facility variable rate bases (from three-month LIBOR to one-month LIBOR, and quarterly interest payments to monthly), we amended the interest rate swap agreement to mirror the terms of the First and Second Lien Credit Facilities. The fixed rate payable on the interest rate swap was also revised from 5.43% to 5.25%, which was the rate in effect at March 31, 2011 and 2010.  The variable rate receivable is based on one-month LIBOR.

Prior to the amendment of the First Lien Credit Agreement in May 2010, the term loans under the First Lien Credit Facility bore interest at the Eurodollar rate plus 2.75% per annum, which was 2.98% at March 31, 2010.

Prior to the repayment of our Second Lien Credit Facility during the year ended December 31, 2010, the Second Lien Credit Facility provided for two tranches of term loans. Tranche B in the amount of $30.0 million and Tranche C in the amount of $35.0 million.  Tranche B bore interest at the rate of 11.0% per annum and Tranche C bore interest at the Eurodollar Rate plus 5.75%, which was 5.98% at March 31, 2010.

     Prior to the repayment of our PIK Loan during the year ended December 31, 2010, the PIK Loan provided for loans in the amount of $75.0 million and bore interest at a rate of 13.0% at March 31, 2010.  During the three months ended March 31, 2010, we elected to pay the quarterly interest of $3.2 million in cash.

Cash paid for interest on the loans described above, during the three months ended March 31, 2011 and 2010, was $3.0 million and $7.0 million, respectively.

Due to the continued positive operating performance of our business and the absence of any acquisition activity, we have not needed to borrow additional amounts under our credit facilities or obtain additional financing to fund operations and capital expenditures.

Contractual Obligations and Commitments

     The following table sets forth, as of December 31, 2010, certain significant cash obligations that will affect our future liquidity.

		Less than	1-3	3-5	More than
	Total	1 year	Years	Years	5 years
Long-term debt, including current portion	$127,236	$1,350	$2,700	$123,186	$-
Interest on long-term debt	29,953	11,763	14,807	3,383	-
Operating leases	25,208	2,063	4,755	5,429	12,961
Third-party hosting commitments	9,628	3,054	6,574	-	-
Total	$192,025	$18,230	$28,836	$131,998	$12,961

Long-Term Debt and Interest on Long-Term Debt

     Cash obligations on long-term debt, presented in the table above, represent scheduled principal payments due in each respective period.

     Interest on long-term debt consists of expected interest payments on the First Lien Credit Facility through its maturity date, based on the assumptions regarding the amount of debt outstanding and assumed interest rates.  The assumed interest rate on the First Lien Credit Facility was 5.75%, representing a 1.5% LIBOR floor plus 4.25% spread.  In addition, this amount reflects the impact of the interest rate swap on the variable rate debt, for which we expect to pay a fixed rate of 5.25% through June 2012.

     Cash obligations on long-term debt and interest on long-term debt, as presented in the table above, exclude the impact of the application of the net proceeds of our April 2011 follow-on public offering to repay a portion of our First Lien Credit Facility.

Operating Leases and Third-party Hosting Commitments

     Our principal commitments consist of obligations under operating leases for office space in New York, NY, Boston, MA, London, UK, Chicago, IL, São Paolo, Brazil, Paris, France and Hong Kong which expire in July 2011 (see below for details regarding execution of new lease beginning August 2011), December 2015, June 2013, April 2013, January 2012, May 2011 and March 2011, respectively. Rent is amortized on a straight-line basis over the applicable lease terms. Our office space lease obligations may increase as a result of customary contractual escalation clauses or if we enter into new agreements to lease additional office space. In December 2009, we executed a new 10 year lease directly with the landlord for our corporate headquarters in New York, NY. Currently we occupy the space under a sublease arrangement that expires immediately prior to the time the new lease takes effect. The new lease begins in August 2011 for 10 years and provides for approximately 12 months of initial free rent and an allowance from the landlord to be used for office improvements and certain other payments of approximately $1.9 million. The present value of the future minimum lease payments of the new lease is included in the above table.

Our commitments to our third-party hosting provider expire in December 2013. Our hosting obligations are largely impacted by service expansion requirements in line with the growth of our business.

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

Critical Accounting Policies and Estimates

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities on an ongoing basis. We evaluate these estimates including those related to the determination of the fair value of stock options and awards issued, fair value of our reporting unit, valuation of intangible assets (and their related useful lives), fair value of financial instruments, income tax provisions, compensation accruals, and reserves for uncollectible accounts receivable and sales credits. Actual results may differ from those estimates under different assumptions or conditions.

We believe the accounting policies and estimates discussed within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflect our more significant judgments and estimates used in the preparation of the consolidated financial statements.  During the three months ended March 31, 2011, there were no material changes to our significant accounting policies from those contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Recently Adopted Accounting Pronouncements

In October 2009, the FASB issued revised authoritative guidance covering Multiple-Deliverable Revenue Arrangements.  The revised authoritative guidance amends the previous guidance on arrangements with multiple deliverables to:

•	Provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how consideration should be allocated;

•
Require an entity to allocate revenue in an arrangement using estimated selling prices (“ESP”) of each deliverable if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price (“TPE”);

•	Eliminate the residual allocation method which will be replaced by the relative selling price allocation method for all arrangements; and

•	Significantly expand the disclosure requirements.

The revised authoritative guidance is effective for new or materially modified arrangements in fiscal years beginning on or after June 15, 2010.  We adopted this revised authoritative guidance prospectively for new or materially modified arrangements beginning January 1, 2011 (the beginning of our fiscal year).

We derive revenue principally through fixed commitment contracts, under which we provide customers with access to the IntraLinks Platform, including the IntraLinks cloud-based exchange environment, as well as related customer support and other professional services. We offer these services to our customers through single-element and multiple-element arrangements, some of which contain offerings for optional services, including document scanning, data archiving and other professional services.

The adoption of this revised authoritative guidance did not have a significant impact on our consolidated financial statements for the three months ended March 31, 2011. Additionally, we do not currently foresee any changes to our services or pricing practices that will have a significant effect on our consolidated financial statements in periods after the initial adoption, although this could change.  We will continue to evaluate the nature of the services offered to our customers under fixed commitment contracts, as well as our pricing practices, to determine if a change in policy or disclosures is warranted in future periods.

Off-Balance Sheet Arrangements

     We do not currently have, and did not have during the periods presented, any off-balance sheet arrangements, as defined under SEC rules, such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, established for the purpose of facilitating financing transactions that are not required to be reflected on our consolidated balance sheets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion should be read together with our consolidated financial statements and related notes to consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, as well as those discussed within our audited consolidated financial statements and related notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Interest Rate Sensitivity

     The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash and cash equivalents and investments in a variety of securities, including bank time deposits, money market funds, and U.S. treasuries. A 10% decrease in interest rates in the three months ended March 31, 2011 and 2010 would not have had a material impact (on a total dollar basis) on our interest income during those periods, respectively, due to the immateriality of the interest income generated by our investments during those periods.

     We maintain an interest rate swap agreement that, as of March 31, 2011, fixed the interest rate on 71% of our variable rate debt. The fair value of the interest rate swap derivative is measured based on dealer quotes and a credit valuation adjustment to reflect our credit risk. The fair value measurement of the swap may fluctuate considerably from period-to-period due to volatility in underlying interest rates, which is driven by market conditions and the duration of the swap. For the three months ended March 31, 2011 and 2010, a 10% increase or decrease in interest rates would have resulted in an increase or decrease of less than $0.1 million to “Other (income) expense, net,” included within our consolidated statement of operations contained elsewhere in this Quarterly Report on Form 10-Q.

Foreign Currency Exchange Risk

     Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pounds Sterling, Euro and Brazilian Real. During the three months ended March 31, 2011, approximately 38.0% of our revenues were generated from sales across 59 countries outside of the United States. However, for the three months ended March 31, 2011, only 21.6% of the contracts we entered into with our customers were based in foreign currency. Comparatively, during the year ended three months ended March 31, 2010, approximately 33.7% of our revenues were generated from sales across 55 countries outside of the United States. However, for the three months ended March 31, 2010, only 13.7% of the contracts we entered into with our customers were based in foreign currency. Additionally, during the three months ended March 31, 2011 and 2010, approximately 15.5% and 15.7%, respectively, of our expenses were incurred in foreign currency. However, to date, we have not entered into any foreign currency hedging contracts, since exchange rate fluctuations have had little impact on our operating results and cash flows. For the three months ended March 31, 2011, we incurred a foreign currency transaction gain of $0.4 million compared to a foreign currency transaction loss of $0.2 million during the three months ended March 31, 2010, both of which represent less than 1% of our revenues for the same periods.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

ITEM 1A.  RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which could materially affect our business, financial condition or future results. There are no material changes to the risk factors described in our Annual Report.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

     None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: (REMOVED AND RESERVED)

ITEM 5:  OTHER INFORMATION

     Our policy governing transactions in our securities by directors, officers and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company. As of the date of this filing, J. Andrew Damico, our Chief Executive Officer, and Patrick Wack, one of our directors, have trading plans in effect covering periods after the date of this Form 10-Q in accordance with Rule 10b5-1 and our policy governing transactions in our securities.

     We anticipate that, as permitted by Rule 10b5-1 and our policy governing transactions in our securities, some or all of our other officers, directors and employees may establish trading plans in the future. We intend to disclose the names of executive officers and directors who establish a trading plan in compliance with Rule 10b5-1 and the requirements of our policy governing transactions in our securities in our future quarterly reports on Form 10-Q and annual reports on Form 10-K filed with the Securities and Exchange Commission. However, we undertake no obligation to update or revise the information provided herein, including for revision or termination of an established trading plan, other than in such quarterly and annual reports.

ITEM 6: EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number		Description

3.1
Form of Fourth Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.2 in the Company’s Registration Statement on Form S-1, as amended (File No. 333-165991)).

3.2		Form of Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.3 in the Company’s Registration Statement on Form S-1, as amended (File No. 333-165991)).

4.1		Form of Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 in the Company’s Registration Statement on Form S-1, as amended (File No. 333-165991)).

10.1	*	Non-Employee Director Compensation Policy.

31.1	*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRALINKS HOLDINGS, INC.

Date: May 16, 2011	By:	/s/ J. Andrew Damico
J. Andrew Damico President and Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2011	By:	/s/ Anthony Plesner
Anthony Plesner Chief Financial Officer and Chief Administrative Officer (Principal Financial and Accounting Officer)