Form 10-Q
period 2011-06-30
IntraLinks Holdings, Inc.
filed 2011-08-15
CIK 1488075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑      No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes    ☑      No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☑    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at August 11, 2011
Common Stock, par value $.001 per share	54,075,293

INTRALINKS HOLDINGS, INC
QUARTERLY REPORT ON FORM 10-Q
For the quarter ended June 30, 2011

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

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
INTRALINKS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and per Share Data)
(unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$61,344	$50,467
Accounts receivable, net of allowances of $2,086 and $2,418, respectively	42,286	37,137
Deferred taxes	18,511	18,264
Prepaid expenses	5,053	5,916
Other current assets	4,543	2,457
Total current assets	131,737	114,241
Fixed assets, net	8,236	8,075
Capitalized software, net	27,091	25,676
Goodwill	215,478	215,478
Other intangibles, net	146,548	160,863
Other assets	1,151	2,022
Total assets	$530,241	$526,355

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,742	$4,191
Accrued expenses and other current liabilities	18,260	22,444
Deferred revenue	41,280	38,043
Total current liabilities	64,282	64,678
Long term debt	91,089	125,886
Deferred taxes	46,103	46,103
Other long term liabilities	768	2,244
Total liabilities	202,242	238,911
Commitments and contingencies (Note 11)
Stockholders' equity:
Undesignated Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares
issued and outstanding as of June 30, 2011 and December 31, 2010	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 54,060,792 and 52,387,374
shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	54	52
Additional paid-in capital	406,221	365,962
Accumulated deficit	(78,323)	(78,813)
Accumulated other comprehensive income	47	243
Total stockholders' equity	327,999	287,444
Total liabilities and stockholders' equity	$530,241	$526,355

The accompanying notes are an integral part of these consolidated financial statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and per Share Data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue	$53,336	$44,409	$105,743	$84,340
Cost of revenue	14,137	11,555	27,753	23,031
Gross profit	39,199	32,854	77,990	61,309
Operating expenses:
Product development	5,036	4,461	11,105	8,744
Sales and marketing	22,484	19,106	43,727	38,126
General and administrative	9,617	7,595	19,443	13,105
Total operating expenses	37,137	31,162	74,275	59,975
Income from operations	2,062	1,692	3,715	1,334
Interest expense, net	2,602	7,109	5,594	14,137
Amortization of debt issuance costs	574	457	941	914
Other income, net	(1,134)	(361)	(3,062)	(288)
Net income (loss) before income tax	20	(5,513)	242	(13,429)
Income tax provision (benefit)	13	(1,568)	(248)	(4,006)
Net income (loss)	$7	$(3,945)	$490	$(9,423)

Net income (loss) per common share
Basic	$0.00	$(1.78)	$0.01	$(4.42)
Diluted	$0.00	$(1.78)	$0.01	$(4.42)

Weighted average number of shares used in
calculating net income (loss) per share
Basic	53,539,224	2,210,438	52,748,590	2,133,393
Diluted	54,994,870	2,210,438	54,302,178	2,133,393

The accompanying notes are an integral part of these consolidated financial statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
 (In Thousands, Except Share Data)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2010	52,387,374	$52	$365,962	$(78,813)	$243	$287,444

Foreign currency translation adjustment, net of tax	-	-	-	-	(196)	(196)

Net income	-	-	-	490	-	490

Total comprehensive income for the six months ended June 30, 2011	-	-	-	-	-	294

Proceeds from follow-on offering, including underwriters' overallotment shares	1,437,500	1	35,002	-	-	35,003

Offering costs paid in connection with follow-on offerings	-	-	(490)	-	-	(490)

Forfeiture of unvested Restricted Common Stock	(146,786)	-	-	-	-	-

Exercise of stock options for Common Stock	326,573	-	1,077	-	-	1,077

Issuance of Common Stock in connection with employee stock purchase plan	51,001	-	799	-	-	799

Issuance of Restricted Common Stock	5,130	-	-	-	-	-

Stock-based compensation expense	-	-	3,871	-	-	3,871

Balance at June 30, 2011(1)	54,060,792	$54	$406,221	$(78,323)	$47	$327,999
(1) Amounts may not add due to rounding
The accompanying notes are an integral part of these consolidated financial statements

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(unaudited)

	Six Months Ended
	June 30,
	2011	2010
Net income (loss)	$490	$(9,423)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,204	7,607
Stock-based compensation expense	3,871	1,744
Amortization of intangible assets	14,315	14,426
Amortization of debt discount	-	78
Amortization of debt issuance cost	941	914
Provision for bad debts and customer credits	332	175
Loss (gain) on disposal of fixed assets	225	(28)
Change in deferred taxes	(247)	(4,450)
Gain on interest rate swap	(1,952)	(755)
Currency remeasurement gain	(382)	-
Non-cash interest expense	-	3,255

Changes in operating assets and liabilities:
Accounts receivable	(5,481)	(6,344)
Prepaid expenses and other current assets	(2,164)	(1,820)
Other assets	870	(19)
Accounts payable	551	(129)
Accrued expenses and other liabilities	(3,338)	(6,159)
Deferred revenue	3,237	5,013
Net cash provided by operating activities	21,472	4,085
Cash flows from investing activities:

Capital expenditures	(3,363)	(5,711)
Capitalized software development costs	(8,643)	(8,544)
Purchase of bank time deposits with maturities greater than three months	-	(4,318)
Sale of investments and maturity of bank time deposits greater than three months	-	2,550
Net cash used in investing activities	(12,006)	(16,023)
Cash flows from financing activities:

Proceeds from exercise of stock options	1,077	138
Proceeds from issuance of common stock	799	-
Offering costs paid in connection with initial public offering and follow-on offerings	(490)	(881)
Capital lease payments	-	(27)
Proceeds from follow-on offering, net of underwriting discounts and commissions	35,003	-
Repayments of outstanding principal on long-term debt	(35,164)	(1,854)
Net cash provided by (used in) financing activities	1,225	(2,624)
Effect of foreign exchange rate changes on cash and cash equivalents	186	12
Net increase (decrease) in cash and cash equivalents	10,877	(14,550)
Cash and cash equivalents at beginning of period	50,467	30,481
Cash and cash equivalents at end of period	$61,344	$15,931

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

     On August 5, 2010, the SEC declared effective the Company’s registration statement on Form S-1, as amended (File No. 333-165991), in connection with the Company’s initial public offering of 11,000,000 shares of common stock, par value $0.001 per share (‘‘Common Stock’’), at a public offering price of $13.00 per share. The offering closed on August 11, 2010. Upon the closing of the initial public offering, all outstanding shares of convertible preferred stock were converted into 35,101,716 shares of Common Stock. On September 9, 2010, the Company closed the sale of an additional 980,000 shares of Common Stock at the initial public offering price of $13.00 per share pursuant to the underwriters’ exercise of their over-allotment option in connection with the initial public offering. Total net proceeds received from the initial public offering, including the underwriters’ exercise of the over-allotment option, were approximately $144,800 after deducting underwriters’ commissions and discounts of $10,900.

     On December 6, 2010, the SEC declared effective the Company’s registration statement on Form S-1, as amended (File No.333-170694), in connection with the follow-on public offering of an additional 2,000,000 shares of Common Stock at a public offering price of $20.00 per share. Total net proceeds received from the follow-on offering, which closed on December 10, 2010, were approximately $38,000 after deducting underwriters’ commissions and discounts of $2,000.

     The Company used substantially all of the net proceeds of the initial public offering, including the sale of the underwriters’ over-allotment shares, and the follow-on offering to repay a significant amount of the Company’s outstanding indebtedness.

     On April 6, 2011, the SEC declared effective the Company’s registration statement on Form S-1, as amended (File No.333-173107), in connection with the Company’s follow-on public offering of 1,250,000 shares of Common Stock at a public offering price of $25.50 per share, with an overallotment option of an additional 187,500 shares.  The follow-on offering closed on April 12, 2011, pursuant to which a total of 1,437,500 shares were issued, inclusive of the exercise of the overallotment option by the underwriters of 187,500 shares. As a result of the offering, the Company received total net proceeds of $34,582 after deducting underwriting discounts and commissions of $1,650 and offering-related expenses of approximately $425. The Company used all of the net proceeds from the follow-on offering to prepay a portion of the amount outstanding under the Company’s First Lien Credit Facility.

     The financial statements contained herein should be read in conjunction with the Company’s audited  consolidated financial statements and related notes to audited consolidated financial statements included in the Company’s 2010 Annual Report on Form 10-K.

     In the opinion of management, the accompanying unaudited consolidated financial data contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented.  The Company’s historical results are not necessarily indicative of future operating results, and the results for the first six months ended June 30, 2011 are not necessarily indicative of results to be expected for the full year or for any other period.

2. Summary of Significant Accounting Policies

     During the six months ended June 30, 2011, there were no material changes to the Company’s significant accounting policies from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

The adoption of this revised authoritative guidance update did not have a significant impact on the Company’s consolidated financial statements for the three and six months ended June 30, 2011. Additionally, the Company does not currently foresee any changes to its services or pricing practices that will have a significant effect on its consolidated financial statements in periods after the initial adoption, although this could change.  The Company will continue to evaluate the nature of the services offered to customers under its fixed commitment contracts, as well as its pricing practices, to determine if a change in policy or disclosures is warranted in future periods.

Recently Issued Accounting Pronouncements

     On May 12, 2011, the FASB issued revised authoritative guidance covering fair value measurements and disclosures.  The amended guidance include provisions for (1) the application of concepts of highest and best use and valuation premises, (2) an option to measure groups of offsetting assets and liabilities on a net basis, (3) incorporation of certain premiums and discounts in fair value measurements, and (4) measurement of the fair value of certain instruments classified in shareholders’ equity.  The revised guidance is effective for interim and annual periods beginning after December 15, 2011.  There will be no impact to the Company’s consolidated financial results as the amendments relate only to changes in financial statement presentation

     On June 16, 2011 the FASB issued revised authoritative guidance covering Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements.  The revised guidance removes the presentation options in the current guidance and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income, or two separate but consecutive statements.  The revised authoritative guidance does not change the items that must be reported in other comprehensive income.  The revised guidance is effective for interim and fiscal years beginning after December 15, 2011. The adoption of this revised guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Revision of Prior Period Financial Statements

     The financial statements for the three months ended March 31, 2011 have been revised to correct cumulative unrealized gains on foreign exchange transactions that were either recorded out of period or recorded through cumulative transaction adjustments in equity.  The Company does not believe this error was material to the historical financial statements nor does it believe it is material to the expected 2011 financial statements or interim periods therein.  This error had no impact on cash flows from operations in the prior periods.  The effect of this error is presented below:

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

	Three Months Ended
	March 31, 2011
	As Reported	Adjusted
Consolidated Statement of Operations Data:
Other income, net	$(1,375)	$(1,928)
Income tax benefit	$(620)	(260)
Net income	$289	$482

Consolidated Balance Sheet Data:
Accumulated other comprehensive income	$123	$227

     The error had no impact on basic or diluted earnings per share.

3. Investments and Fair Value Measurements

     During the six months ended June 30, 2011 the Company invested $27,100 in U.S. Treasuries with maturity dates no greater than 90 days.  During the six months ended June 30, 2011, $22,400 of the U.S. Treasuries matured and were transferred to the Company’s money market account.  The Company classified the U.S. Treasuries as cash equivalents with gains and losses recorded to “Interest expense, net” within the Consolidated Statement of Operations.  The gains and losses incurred on these cash equivalents during the three and six months ended June 30, 2011 were not material.

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

     During the six months ended June 30, 2011, there were no transfers in or out of the Company’s Level 1 or Level 2 assets or liabilities.

     The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of June 30, 2011:

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)
Assets:	Total	Level 1	Level 2	Level 3
Money market funds as cash equivalents	$40,203	40,203	-	-
U.S. Treasuries as cash equivalents	$4,700	4,700	-	-
Total cash equivalents	$44,903	44,903	-	-
Liability:
Interest rate swap(a)	$3,696	-	3,696	-

(a)	Based on one-month U.S. Dollar LIBOR index, inclusive of a $57 credit valuation adjustment (see Note 8).

     The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

Asset:	Total	Level 1	Level 2	Level 3
Money market funds as cash equivalents	$12,900	12,900	-	-
Liability:
Interest rate swap(b)	$5,649	-	5,649	-

(b)	Based on one-month U.S. Dollar LIBOR index, inclusive of a $138 credit valuation adjustment.

4. Goodwill and Other Intangibles

     There have been no changes in the carrying amount of goodwill through June 30, 2011.

     As of June 30, 2011, Other intangibles consists of the following:

	Definite - Lived Intangible Assets
	Developed	Customer	Contractual	Trade Name	Non- Compete	Total
	Technology	Relationships	Backlog		Agreement
Acquired value at June 15, 2007	$132,369	$141,747	$9,219	$14,618	$728	$298,681
Amortization	(73,354)	(50,203)	(9,219)	(4,314)	(728)	(137,818)
Net book value at December 31, 2010	$59,015	$91,544	$-	$10,304	$-	$160,863
Amortization	(6,619)	(7,087)	-	(609)	-	(14,315)
Net book value at June 30, 2011	$52,396	$84,457	$-	$9,695	$-	$146,548

     The Company has not identified impairment for any of the definite-lived intangible assets and no additional definite-lived intangible assets have been acquired through June 30, 2011.

     Total intangible amortization expense is classified in each of the operating expense categories for the periods included below as follows:

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Cost of revenue	$3,310	$3,309	$6,619	$6,618
Sales and marketing	3,544	3,544	7,087	7,088
General and administrative	305	355	609	720
Total	$7,159	$7,208	$14,315	$14,426

Estimated intangible amortization expense on an annual basis for the succeeding five years is as follows:

For the year ending December 31,	Amount
2011 (remainder)	$14,314
2012	25,762
2013	23,335
2014	23,335
2015	23,335
Thereafter	36,467
Total	$146,548

5.  Fixed Assets and Capitalized Software

     Fixed assets consisted of the following at:

	June 30,	December 31,
	2011	2010

Computer and office equipment and software	$19,612	$17,148
Furniture and fixtures	1,381	774
Leasehold improvements	1,749	1,699
Total fixed assets	22,742	19,621
Less: Accumulated depreciation and amortization	(14,506)	(11,546)
Fixed assets, net	$8,236	$8,075

     The Company holds fixed assets in three locations: the United States, United Kingdom and Brazil.  No country outside of the United States holds greater than 10% of the Company’s total fixed assets.  Depreciation expense relating to fixed assets for the three and six months ended June 30, 2011 was $1,511 and $2,977, compared to $1,528 and $2,427 for the three and six months ended June 30, 2010, respectively.

Capitalized software consisted of the following at:
	June 30,	December 31,
	2011	2010

Capitalized software	$55,077	$46,435
Less: Accumulated amortization	(27,986)	(20,759)
Capitalize software, net	$27,091	$25,676

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

Amortization expense of capitalized software for the three and six months ended June 30, 2011 was $3,745 and $7,227, respectively, compared to $2,734 and $5,180 for the three and six months ended June 30, 2010, respectively.

6.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at:

	June 30,	December 31,
	2011	2010

Sales commissions and bonuses	$6,988	$12,004
Current portion of interest rate swap	3,696	4,332
Current portion of long-term debt	982	1,350
Professional fees	869	449
Other accrued expenses	5,725	4,309
Total accrued expenses and other current liabilities	$18,260	$22,444

7.  Income Taxes

Estimation of the annual effective tax rate at the end of each interim period requires estimates of, among other things, what the Company’s pre-tax income will be for the year, what portion of the Company’s income will be earned and taxed in foreign jurisdictions, what permanent and temporary differences will be recorded, and which of the deferred tax assets generated in the current year will be recovered.  Each of those estimates requires significant judgment.  The estimates used to compute the provision for income taxes may change as new events occur, more experience is acquired, additional information is obtained or as the tax environment changes.

The Company’s effective tax rates for the three and six-month periods ended June 30, 2011 (65.0% and (102.5%), respectively) differ from the federal statutory rate due primarily to stock-based compensation expenses for incentive stock options and the Employee Stock Purchase Plan (“ESPP”), foreign taxes, and state and local taxes, offset by tax benefits arising from disqualifying dispositions of Common Stock issued pursuant to exercises of incentive stock options and the ESPP.

The Company’s effective tax rates for the three and six-month periods ended June 30, 2010 (28.4% and 29.8%, respectively) were lower than the federal statutory rate due primarily to disqualifying dispositions of Common Stock issued pursuant to exercises of incentive stock options, partially offset by foreign and state and local income taxes, and non-deductible interest expense.

In June 2011, the Internal Revenue Service commenced an audit of the Company’s U.S. Federal income tax returns for the years ended December 31, 2006 through 2009.  The Company does not expect the amount of its unrecognized tax benefits to significantly increase or decrease over the next twelve months.

8.  Debt and Derivative Financial Instrument

Debt

     Long-term debt consisted of the following at:

	June 30,	December 31,
	2011	2010

First Lien Credit Agreement (“First Lien Credit Facility”)	$92,071	$127,236
Less: current portion	(982)	(1,350)
Total long-term debt	$91,089	$125,886

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

Based on available market information, the estimated fair value of the Company’s long-term debt was approximately $91,544 and $125,964 as of June 30, 2011 and December 31, 2010, respectively.

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

     On May 14, 2010, the Company entered into an agreement with its lenders to amend the First Lien Credit Agreement and Second Lien Credit Agreement. The purpose of the amended credit agreements was to allow the Company to use net proceeds from its initial public offering for the repayment in full of the loan under the Holdings Senior PIK Credit Agreement (“PIK Loan”) and for the repayment of the Tranche B and Tranche C term loans under the Second Lien Credit Agreement (“Second Lien Credit Facility”) on a pro rata basis. Under the terms of the existing First and Second Lien Credit Agreements, the Company was restricted with regard to repayment preference. The amendment of the First Lien Credit Agreement included updated terms on the interest rate, including a floor of 1.5% (should the Company elect the Eurodollar Rate option) and an increase in the rate margin of 1.75%. At June 30, 2011 the interest rate was 5.75%. The amendment of the Second Lien Credit Agreement included updated terms on the interest rate of the Tranche C term loan, including a floor of 2.0% (should the Company elect the Eurodollar Rate option) and an increase in the rate margin of 0.75%. The updated interest rates under the amended First Lien Credit Agreement and Second Lien Credit Agreement became effective immediately following the consummation of the Company’s initial public offering, on August 11, 2010.

     On November 24, 2010, the Company entered into an agreement with its lenders to amend the First Lien Credit Facility to allow for the repayment of the remainder of the outstanding balance of the Second Lien Credit Facility using the net proceeds from the December 2010 follow-on offering.

First Lien Credit Facility

     The First Lien Credit Facility provides for term loans in the aggregate principal amount of $135,000. Each principal payment is due on the last day of each quarter, which commenced on September 30, 2007 with the balance due in a final installment on June 15, 2014. Additionally, the First Lien Credit Facility includes a requirement for mandatory prepayments based on annual excess free cash flow. Term loans under the First Lien Credit Agreement, as amended, bear interest at the higher of the Eurodollar Rate (as defined in the credit agreement) or 1.5%, plus 4.25% per annum. At June 30, 2011 the interest rate on the First Lien Credit Facility was 5.75%. Prior to the amendment, term loans under the First Lien Credit Facility bore interest at the Eurodollar Rate plus 2.75% per annum.  In March 2009, the Company made an election allowable by the credit agreement to change the basis which determines the variable Eurodollar interest rate from three-month LIBOR to one-month LIBOR, with a corresponding change in the timing of interest payments to be due on the last business day of each month.

     In April 2011, in connection with the Company’s follow-on public offering, the Company received net proceeds of $34,582 after deducting underwriting discounts and commissions. The Company used substantially all of the net proceeds from this offering to prepay $34,582 of outstanding indebtedness on the First Lien Credit Facility. The terms of the Company’s First Lien Credit Agreement require any voluntary prepayment of the term loans to be applied on a pro rata basis to each scheduled installment of principal. As a result, the quarterly installment payment as of June 30, 2011 decreased from $338 to $246 for the remaining term on the loan.

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

The First Lien Credit Facility also provides for a $15,000 revolving line of credit, of which $12,613 was unused as of June 30, 2011. At June 30, 2011, $2,387 was reserved for standby letters of credit; $1,587 for operating lease agreements related to the Company’s various office locations and $800 related to the Company’s corporate charge card utilized by executives and certain other employees. The interest rate on the unutilized portion of the revolving line of credit is 0.5% annually.

The current portion of long-term debt reflects the quarterly mandatory principal payments of approximately $246 on the First Lien Credit Facility due in the following year. Current portion of long-term debt aggregated to $982 for the six months ended June 30, 2011.

Financing Costs

Financing costs resulting from the original debt issuance, as well as the amendments to the First Lien Credit Agreement and Second Lien Credit Agreement, as described above, were deferred when incurred and are being amortized over the remaining term of the loans using the effective interest method. Amortization of deferred financing costs during the three and six months ended June 30, 2011 was $574 and $941, compared to $457 and $914 for the three and six months ended June 30, 2010, respectively.  As a result of the voluntary prepayment of $34,582 on the First Lien Credit Facility, an amount of $407 was accelerated, representing the pro rata portion of financing costs, and recognized as “Amortization of deferred financing costs” in the three months ended June 30, 2011.

Accounting for Debt Modification

The modification of certain terms of the First and Second Lien Credit Agreements, as described above, required the Company to perform an assessment of future cash flows to determine if the modified terms represented a substantial difference when compared to the original terms. Based on the results of the assessment of future cash flows, the Company concluded that the amendments to the First and Second Lien Credit Agreements did not represent substantially different terms and therefore, modification accounting, rather than debt extinguishment, should be applied. Therefore, the Company calculated a new effective interest rate based on the carrying amounts of the original debt instruments. The effective interest rate for the First Lien Credit Facility as of June 30, 2011 was 6.77%. The effective interest rate includes the pro rata share of the amendment fees, which were deferred and will be amortized over the remaining term of the loan utilizing the effective interest rate method. “Amortization of deferred financing costs” is disclosed separately as a non-operating expense within the Consolidated Statement of Operations.

    The following table summarizes the interest expense incurred on long-term debt:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
First Lien Credit Facility	$1,458	$1,017	$3,330	$2,012
– Tranche B, inclusive of $0, $39, $0, and $78, respectively, related to debt discount	-	873	-	1,737
– Tranche C	-	535	-	1,058
PIK Loan	-	3,255	-	6,474
Interest Rate Swap (see below)	1,145	1,441	2,268	2,884
Total interest expense on long-term debt	$2,603	$7,121	$5,598	$14,165

Derivative Financial Instrument

Interest Rate Swap Transaction

     For the periods presented, the Company recorded the fair value of the interest rate swap liability as follows:

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

	June 30,	December 31,
	2011	2010

Interest rate swap liability	$3,696	$5,649
Less: current portion as recorded within "Accrued expenses and other current liabilities" (See Note 6)	(3,696)	(4,332)
Total long-term liability as recorded within "Other long-term liabilities"	$ ―	$1,317

     On July 19, 2007, the Company entered into an interest rate swap agreement that fixed the interest rate at 5.43% on a beginning notional amount of $170,000.  The notional amount amortizes over a period ending June 30, 2012. At June 30, 2011 the notional amount of $90,000 covered approximately 98% of the Company’s variable rate debt on the First Lien Credit Facility.

     On March 25, 2009, in conjunction with the elections made on the First and Second Lien Credit Facility variable rate bases (from three-month LIBOR to one month LIBOR, and quarterly interest payments to monthly), the Company amended the variable leg of its interest rate swap agreement to mirror the current terms of the First and Second Lien Facilities. The fixed rate payable on the interest rate swap was also revised from 5.43% to 5.25%.

     The fair value of the interest rate swap derivative is derived from dealer quotes, which incorporate a credit valuation adjustment at the reporting date. The credit valuation adjustments represent discounts to consider the Company’s own credit risk, since the interest rate swap is in a liability position. Valuations may fluctuate considerably from period-to-period due to volatility in underlying interest rates, which is driven by market conditions and the duration of the swap. The Company recorded $57 and $138 in credit valuation adjustments during the six months ended June 30, 2011 and the year ended December 31, 2010, respectively. The value of the interest rate swap represents the estimated amount the Company would receive (or pay) to terminate the agreement at the respective measurement date.

     Prior to March 25, 2009, the Company had not recorded any gain or loss due to ineffectiveness of the hedge, or as the result of a discontinuance of the hedge. Based on the changes made to the swap agreement on March 25, 2009, as of that date the Company no longer qualified to use hedge accounting. Therefore, changes to the fair value of the interest rate swap are reflected in “Other income, net” within the Consolidated Statement of Operations.

     The effects of derivative instruments on the consolidated statements of operations were as follows for the periods presented (amounts presented excluded any income tax effects):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Location:
Other income, net	$(979)	$(616)	$(1,952)	$(755)

9. Employee Stock Plans

     The Company maintains several share-based compensation plans which are more fully described below.  Total stock-based compensation expense related to all of the Company’s stock awards was included in various operating expense categories for the periods included below, as follows:

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Cost of revenue	$37	$15	$108	$28
Product development	301	162	697	288
Sales and marketing	437	379	886	706
General and administrative	1,124	435	2,180	722
	$1,899	$991	$3,871	$1,744

2007 Restricted Preferred Stock Plan

     The maximum number of restricted Series A Preferred shares authorized and issued under the 2007 Restricted Preferred Stock Plan was 2,033,320, all of which were granted on June 15, 2007, in conjunction with the Merger. At the closing of the initial public offering, all outstanding shares of Series A Preferred Stock converted to Common Stock, including unvested restricted Series A Preferred shares. At June 30, 2011, there were no shares of Series A Preferred Stock issued or outstanding.

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

2010 Equity Incentive Plan

     The 2010 Equity Incentive Plan was adopted by the Company’s board of directors in March 2010 and approved by its stockholders in July 2010. The 2010 Equity Incentive Plan permits the Company to make grants of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, cash-based awards, performance shares and dividend equivalent rights to its executives, employees, non-employee directors and consultants. The maximum number of shares of Common Stock reserved and available for issuance under the 2010 Equity Incentive Plan is 8,000,000 shares. Generally, shares that are forfeited or canceled from awards under the 2010 Equity Incentive Plan, the 2007 Stock Option and Grant Plan and the 2007 Restricted Preferred Stock Plan also will be available for future awards.

     The following table summarizes the weighted average values of the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the period presented:

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Expected volatility	57.6%	-	58.2%	76.6%
Expected life of option	6.11 Years	-	6.15 Years	6.16 Years
Risk free interest rate	2.2%	-	2.5%	2.7%
Expected dividend yield	0.0%	-	0.0%	0.0%

     The following table summarizes stock option activity for the three and six months ended June 30, 2011:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	2,779,471	$6.53
Granted	853,000	25.89
Exercised	(279,202)	3.16
Forfeited	(118,009)	9.82
Outstanding at March 31, 2011	3,235,260	11.81
Granted	203,000	21.74
Exercised	(47,371)	4.11
Forfeited	(156,777)	9.31
Outstanding at June 30, 2011	3,234,112	$12.67

     At June 30, 2011 the aggregate intrinsic value of stock options outstanding and exercisable was $30,195 and $14,246, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the calculated fair value of such awards as of each respective period-end date.

     The following table summarizes non-vested stock option activity for the three and six months ended June 30, 2011:

	Shares	Weighted Average Grant Date Fair Value
Non-vested options outstanding at December 31, 2010	2,072,983	$6.28
Granted	853,000	14.70
Vested	(321,109)	5.47
Forfeited	(115,348)	7.53
Non-vested options outstanding at March 31, 2011	2,489,526	9.21
Granted	203,000	12.09
Vested	(130,147)	4.31
Forfeited	(155,921)	6.71
Outstanding at June 30, 2011	2,406,458	$9.88

     Stock-based compensation expense for the Company’s stock options under the 2007 Stock Option and Grant Plan and 2010 Equity Incentive Plan, during the three and six months ended June 30, 2011 was $1,455 and $2,783, respectively, and $725 and $1,152, respectively, for the three and six months ended June 30, 2010.

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

Restricted Stock Awards (“RSAs”)

     Information concerning RSA’s outstanding under the 2010 Equity Incentive Plan is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at December 31, 2010	568,451	$3.29
Vested and exchanged for Common Stock	(103,182)	2.32
Forfeited	(144,643)	7.73
Non-vested shares at March 31, 2011	320,626	1.59
Granted	5,130	29.24
Vested and exchanged for Common Stock	(89,841)	1.62
Forfeited	(2,143)	1.59
Non-vested shares at June 30, 2011	233,772	$2.20

     The aggregate intrinsic value of RSAs outstanding at June 30, 2011 was $4,795.  The intrinsic value for RSAs is calculated based on the par value of the underlying awards and the calculated fair value of such awards as of each period-end date.

     Stock-based compensation expense for the Company’s RSAs under the 2007 Stock Option and Grant Plan and the 2010 Equity Incentive Plan, for the three and six months ended June 30, 2011 was $155 and $354, respectively, and $266 and $592, respectively, for the three and six months ended June 30, 2010.

Restricted Stock Units (“RSUs”)

There were 79,000 RSU awarded during the three and six months ended June 30, 2011 and no awards granted during the three and six months ended June 30, 2010.

The following table summarizes RSU activity for the six months ended June 30, 2011:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at December 31, 2010	100,000	$20.03
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested shares at March 31, 2011	100,000	20.03
Granted	79,000	21.74
Vested	-	-
Forfeited	-	-
Non-vested shares at June 30, 2011	179,000	$20.78

     The aggregate intrinsic value of RSUs outstanding at June 30, 2011 was $3,671. The intrinsic value for RSUs is calculated based on the par value of the underlying awards and the calculated fair value of such awards as of each period-end date.

     At June 30, 2011, there was $3,123 of total unrecognized compensation cost related to non-vested RSUs, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 3.95 years. Stock based compensation for RSUs during the three and six months ended June 30, 2011 and 2010, was $213, $355, $0 and $0, respectively.

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

     During the three months ended June 30, 2011, 26,248 shares were issued under the 2010 ESPP Plan, at a price of $14.69 per share, which represented 85% of the market price of the Common Stock on June 30, 2011, the exercise date, which was lower than the market price of the Common Stock on April 1, 2011, the offering date.

     During the three months ended March 31, 2011, 24,753 shares were issued under the 2010 ESPP Plan, at a price of $16.73 per share, which represented 85% of the market price of the Common Stock on January 3, 2011, the offering date, which was lower than the market price of the Common Stock on March 31, 2011, the exercise date.

     For the three and six months ended June 30, 2011, the weighted average grant-date fair value of ESPP rights arising from elections made by ESPP participants was $2.88 and $12.22, respectively. The fair value of ESPP rights that vested during the three and six months ended June 30, 2011, was $76 and $303, respectively.

     The fair value for the employee stock purchase plan rights (‘‘ESPP rights’’) was estimated using the Black-Scholes option pricing model with the following assumptions:

	June 30,		June 30,
	2011	2010	2011	2010
Expected volatility	36.4%	-	39.1%	-
Expected life	0.25 Years	-	0.25 Years	-
Risk free interest rate	0.1%	-	0.1%	-
Expected dividend yield	0.0%	-	0.0%	-

     At June 30, 2011, there were no outstanding ESPP rights, due to the exercise date of the offering period being the same date as the end of the fiscal quarter.  Therefore, the aggregate intrinsic value of ESPP outstanding at June 30, 2011, was $0. Additionally, as of June 30, 2011, there was no unrecognized compensation cost related to non-vested ESPP rights, as all of the ESPP rights were vested at June 30, 2011. Stock-based compensation expense related to the Company’s 2010 ESPP for the three and six months ended June 30, 2011 was $76 and $379, respectively and $0 and $0, respectively, for the three and six months ended June 30, 2010.

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

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

     The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income (loss) per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Numerator:
Net income (loss)	$7	$(3,945)	$490	$(9,423)
Denominator:
Basic shares:
Weighted-average common shares outstanding	53,539,224	2,210,438	52,748,590	2,133,393
Diluted shares:
Weighted-average shares used to compute basic net income (loss) per share	53,539,224	2,210,438	52,748,590	2,133,393
Effect of potentially dilutive securities:
Options to purchase Common Stock	1,274,627	―	1,324,124	―
Unvested shares of restricted Common Stock	181,019	―	229,464	―

Weighted-average shares used to compute diluted net income (loss) per share	54,994,870	2,210,438	54,302,178	2,133,393
Net income (loss) per share:
Basic	$0.00	$(1.78)	$0.01	$(4.42)
Diluted	$0.00	$(1.78)	$0.01	$(4.42)

     The following outstanding options, unvested shares of restricted Common Stock and Series A Preferred Stock were excluded from the computation of diluted net income (loss) per share for the periods presented as their effect would have been antidilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Options to purchase Common Stock	726,624	2,409,466	638,856	2,409,466
Unvested shares of restricted Common Stock	36,268	908,786	36,268	908,786
Series A Preferred Stock (as-converted basis)	―	35,101,716	―	35,101,716

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

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

12.  Comprehensive Income (Loss)

     Comprehensive Income (Loss) is comprised of two components, net income (loss) and other comprehensive income (loss). For the three and six months ended June 30, 2011 and 2010, comprehensive income (loss) consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income (loss)	$7	$(3,945)	$490	$(9,423)

Foreign currency translation adjustments, net of tax	(63)	41	(196)	95

Total other comprehensive (loss) income, net of tax	(63)	41	(196)	95

Comprehensive (loss) income	$(56)	$(3,904)	$294	$(9,328)

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results.  Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as well as our reports on Forms 10-Q and 8-K and other publicly available information.  Amounts in tabular format are presented in thousands, except per share data, or otherwise indicated. All amounts herein are unaudited.

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

     We deliver our solutions entirely through a multi-tenant SaaS architecture in which a single instance of our software serves all of our customers. Our business model has provided us with a high level of revenue visibility. We sell our solutions directly through an enterprise sales team with industry-specific expertise, and indirectly through a customer referral network and channel partners. During the six months ended June 30, 2011, we generated $105.7 million in revenue, of which approximately 40% was derived from international sales across 61 countries.

Key Metrics

     Our management relies on certain performance indicators to manage and assess our business.  The key performance indicators set forth below help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies.  We discuss revenue, cash flow provided by operating activities and free cash flow under “Results of Operations” and “Cash Flow”, respectively, below.  The non-GAAP measures of our performance, including adjusted gross margin, adjusted EBITDA and adjusted EBITDA margin are discussed under “Non-GAAP Financial Measures” below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Consolidated Statement of Operations Data:
Revenue	$53,336	$44,409	$105,743	$84,340
Non-GAAP Gross margin	79.8%	81.5%	80.1%	80.6%
Non-GAAP adjusted Operating income	$11,123	$9,927	$21,958	$18,411
Non-GAAP adjusted Net income	$5,721	$1,961	$11,814	$2,527
Non-GAAP adjusted EBITDA	$16,379	$14,189	$32,162	$26,018
Non-GAAP adjusted EBITDA margin	30.7%	32.0%	30.4%	30.8%

Consolidated Balance Sheet Data:
Deferred revenue at June 30,	$41,280	$31,467	$41,280	$31,467

Consolidated Statement of Cash Flows Data:
Cash flows provided by operations	$15,931	$9,474	$21,472	$4,085
Free cash flow	$9,609	$273	$9,466	$(10,170)

Free Cash Flow

     Free cash flow is a Non-GAAP financial measure, which we define as cash flow from operations less capital expenditures.  We monitor our free cash flow as a measure of our overall business performance.  Monitoring free cash flow enables us to analyze our financial performance and allows us to better understand and manage the cash needs of our business.

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

Non-GAAP Financial Measures

     This Form 10-Q includes information about certain financial measures that are not prepared in accordance with generally accepted accounting principles in the United States (“GAAP” or “U.S. GAAP”), including non-GAAP gross margin, non-GAAP adjusted operating income, non-GAAP adjusted net income , non-GAAP adjusted EBITDA and margin and free cash flow. These non-GAAP measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies. A reconciliation of non-GAAP measures is included below.

     Management defines its non-GAAP financial measures as follows:

▪	Non-GAAP gross margin represents the corresponding GAAP measure adjusted to exclude (1) stock based compensation expense and (2) amortization of intangible assets.
▪
Non-GAAP adjusted operating income represents the corresponding GAAP measure adjusted to exclude (1) stock-based compensation expense, (2) amortization of intangible assets and (3) costs related to our initial public offering and follow-on offerings.

▪
Non-GAAP adjusted net income represents the corresponding GAAP measure adjusted to exclude (1) stock-based compensation expense, (2) amortization of intangible assets and (3) costs related to our initial public and follow on offerings. Non-GAAP adjusted net income is calculated using an estimated long-term effective tax rate.

▪
Non-GAAP adjusted EBITDA represents net income (loss) adjusted to exclude (1) interest expense, net of interest income, (2) income tax provision (benefit), (3) depreciation and amortization, (4) amortization of intangible assets, (5) stock-based compensation expense, (6) amortization of debt issuance costs, (7) other income, net and (8) costs related to our initial public and follow on offerings.

▪	Free cash flow represents cash flow from operations less capital expenditures.
▪	Metrics presented as non-GAAP margins represent the respective non-GAAP measures as a percentage of revenue.

     Management believes that these non-GAAP financial measures, when viewed with our results under U.S. GAAP and the accompanying reconciliations, provide useful information about our period-over-period growth and provide additional information that is useful for evaluating our operating performance.  Additionally, management believes that these non-GAAP financial measures provide a more meaningful comparison of our operating results against those of other companies in our industry, as well as on a period to-period basis, because these measures exclude items that are not representative of our operating performance, such as amortization of intangible assets, interest expense and fair value adjustments to the interest rate swap. Management believes that including these costs in our results of operations results in a lack of comparability between our operating results and those of our peers in the industry, the majority of which are not highly leveraged and do not have comparable amortization costs related to intangible assets. However, non-GAAP gross margin, non-GAAP adjusted operating income, non-GAAP adjusted net income, non-GAAP adjusted EBITDA and margin and free cash flow are not measures of financial performance under U.S. GAAP and, accordingly, should not be considered as alternatives to gross margin, operating income (loss), net income (loss), and cash flows provided by operations as indicators of operating performance.

     The table below provides reconciliations between the non-U.S. GAAP financial measures discussed above to the comparable U.S. GAAP measures:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Gross profit	$39,199	$32,854	$77,990	$61,309
Gross margin	73.5%	74.0%	73.8%	72.7%
Cost of revenue - stock based compensation expense	37	15	108	28
Cost of revenue - amortization of intangible assets	3,310	3,309	6,619	6,618
Non-GAAP Gross profit	$42,546	$36,178	$84,717	$67,955
Non-GAAP Gross margin	79.8%	81.5%	80.1%	80.6%

Income from operations	$2,062	$1,692	$3,715	$1,334
Stock-based compensation expense	1,899	991	3,871	1,744
Amortization of intangible assets	7,159	7,208	14,315	14,426
Costs related to public stock offerings	3	36	57	907
Non-GAAP adjusted Operating income	$11,123	$9,927	$21,958	$18,411

Net income (loss) before income tax	$20	$(5,513)	$242	$(13,429)
Stock - based compensation expense	1,899	991	3,871	1,744
Amortization of intangible assets	7,159	7,208	14,315	14,426
Costs related to public stock offerings	3	36	57	907
Non-GAAP adjusted Net Income before tax	9,081	2,722	18,485	3,648
Non-GAAP Income tax provision	3,360	761	6,671	1,121
Non-GAAP adjusted Net income	$5,721	$1,961	$11,814	$2,527

Net income (loss)	$7	$(3,945)	$490	$(9,423)
Interest expense, net	2,602	7,109	5,594	14,137
Income tax provision (benefit)	13	(1,568)	(248)	(4,006)
Depreciation and amortization	5,256	4,262	10,204	7,607
Amortization of intangible assets	7,159	7,208	14,315	14,426
Stock-based compensation expense	1,899	991	3,871	1,744
Amortization of debt issuance costs	574	457	941	914
Other income, net(1)	(1,134)	(361)	(3,062)	(288)
Costs related to public stock offerings	3	36	57	907
Non-GAAP adjusted EBITDA	$16,379	$14,189	$32,162	$26,018
Non-GAAP adjusted EBITDA margin	30.7%	32.0%	30.4%	30.8%

Cash flow provided by operations	$15,931	$9,474	$21,472	$4,085
Capital expenditures	(6,322)	(9,201)	(12,006)	(14,255)
Free cash flow	$9,609	$273	$9,466	$(10,170)

(1)	“Other income, net” primarily includes foreign currency transaction gains and losses and fair value adjustments to our interest rate swap.

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

     During the six months ended June 30, 2011, there were no material changes to our significant accounting policies from those contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

The adoption of this revised authoritative guidance did not have a significant impact on our consolidated financial statements for the six months ended June 30, 2011. Additionally, we do not currently foresee any changes to our services or pricing practices that will have a significant effect on our consolidated financial statements in periods after the initial adoption, although this could change.  We will continue to evaluate the nature of the services offered to our customers under fixed commitment contracts, as well as our pricing practices, to determine if a change in policy or disclosures is warranted in future periods.

Recently Issued Accounting Pronouncements

     On May 12, 2011, the FASB issued revised authoritative guidance covering fair value measurements and disclosures.  The amended guidance include provisions for (1) the application of concepts of highest and best use and valuation premises, (2) an option to measure groups of offsetting assets and liabilities on a net basis, (3) incorporation of certain premiums and discounts in fair value measurements, and (4) measurement of the fair value of certain instruments classified in shareholders’ equity.  The revised guidance is effective for interim and annual periods beginning after December 15, 2011.  There will be no impact to our consolidated financial results as the amendments relate only to changes in financial statement presentation

     On June 16, 2011 the FASB issued revised authoritative guidance covering Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements.  The revised guidance removes the presentation options in the current guidance and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income, or two separate but consecutive statements.  The revised authoritative guidance does not change the items that must be reported in other comprehensive income.  The revised guidance is effective for interim and fiscal years beginning after December 15, 2011. The adoption of this revised guidance is not expected to have a material impact on our consolidated financial statements.

Results of Operations

     The following table sets forth consolidated statements of operations data for each of the periods indicated as a percentage of total revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	26.5%	26.0%	26.2%	27.3%
Gross profit	73.5%	74.0%	73.8%	72.7%
Product development	9.4%	10.0%	10.5%	10.4%
Sales and marketing	42.2%	43.0%	41.4%	45.2%
General and administrative	18.0%	17.1%	18.4%	15.5%
Total operating expenses	69.6%	70.2%	70.2%	71.1%
Income from operations	3.9%	3.8%	3.5%	1.6%
Interest expense, net	4.9%	16.0%	5.3%	16.8%
Amortization of debt issuance costs	1.1%	1.0%	0.9%	1.1%
Other income, net	(2.1%)	(0.8%)	(2.9%)	(0.3%)
Net income (loss) before income tax	0.0%	(12.4%)	0.2%	(15.9%)
Income tax provision (benefit)	0.0%	(3.5%)	(0.2%)	(4.7%)
Net income (loss)	0.0%	(8.9%)	0.5%	(11.2%)

Comparison of the Three Months Ended June 30, 2011 and 2010

Revenue

     Revenue increased to $53.3 million for the three months ended June 30, 2011, from $44.4 million for the three months ended June 30, 2010.  For the three months ended June 30, 2011, approximately 23% of the contracts we entered into with our customers were based in foreign currency.  Comparatively, during the three months ended June 30, 2010, approximately 17% of the contracts we entered into with our customers were based in foreign currency.  This increase in foreign transactions is driven by the growth in our Brazilian entity.  Foreign exchange transaction gains and losses are recorded in “Other income, net” on the Consolidated Statement of Operations.  See Item 3: Quantitative and Qualitative Disclosures about Market Risk within this Quarterly Report on Form 10-Q for additional details.

     The following table sets forth revenues by our principal markets, Enterprise, Mergers and Acquisitions (“M&A”) and Debt Capital Markets (“DCM”), for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, the percentage increase or decrease between those periods, and the percentage of total revenue that each principal market represented for those periods:

	Three Months Ended				Three Months Ended
	June 30,				June 30,
	2011	2010	Increase	% Increase	2011	2010
Enterprise	$22,583	$19,717	$2,866	14.5%	42.3%	44.4%
M&A	20,990	16,224	4,766	29.4%	39.4%	36.5%
DCM	9,763	8,468	1,295	15.3%	18.3%	19.1%
Total Revenues	$53,336	$44,409	$8,927	20.1%	100.0%	100.0%

     Enterprise – The results for the three months ended June 30, 2011 reflect an increase in Enterprise revenue of $2.9 million or 14.5%, as compared to the three months ended June 30, 2010.  The increase in Enterprise revenue for the three month period, as compared to the prior year period, was primarily driven by an increased customer base, and higher exchange utilization.  This activity reflects the wider adoption of our services across customers’ organizations.  We attribute this growth to our increased investment in Enterprise-related product development initiatives, additional sales head count and marketing resources dedicated to this market given recent market events.  We believe our revenue growth going forward will be driven by the following key trends: expanded geographic and industry focus to establish a wider distribution of our services, ongoing investment in our platform to ensure we continue to meet customer needs, and increased focus on providing the types of services that generate repeat business and expand our subscription base. We believe that the resources invested in our platform, as well as our operational infrastructure, will allow us to better serve larger clients on a global basis. Additionally, we believe the Enterprise principal market represents a significant long-term expansion opportunity and we plan to continue to invest in resources dedicated to serving this market.

     M&A – The results for the three months ended June 30, 2011 reflect an increase in M&A revenue of $4.8 million, or 29.4%, as compared to the three months ended June 30, 2010.  The increase in M&A revenue, as compared to the prior year period, was primarily driven by the capture of market share from our competition and better overall market conditions.  Our growth in this principal market will be driven primarily by our ability to continue to increase our market share by winning business from our competition and by penetrating sectors, both geographic and deal size dependent, that are currently not yet taking advantage of services such as ours.  Overall market conditions will impact our growth in this principal market also.  We plan to continue to invest in our platform as well as our operating, sales and servicing infrastructures to enhance our offering for existing customers and attract new customers.

     DCM – The results for the three months ended June 30, 2011 reflect an increase in DCM revenue of $1.3 million, or 15.3%, as compared to the three months ended June 30, 2010.  During the three months ended June 30, 2011, the increase in DCM revenue was primarily driven by the improved overall market conditions, specific to DCM and as a result we experienced greater exchange utilization and higher subscription overages.  We believe results in this principal market will continue to generally be in line with macroeconomic conditions and also reflect the maturity of this market in terms of organizations adopting services such as ours, as well as our current leading market position.  We plan to increase our growth potential in this market primarily through a focus on product development initiatives, which will allow us to expand the level of services provided to our existing customer base, attract customers away from our competition and allow us to enter adjacent and similar markets to expand our customer reach.

Cost of Revenue and Gross Margin

     The following table presents cost of revenue, gross profit and gross margin for the three months ended June 30, 2011, compared to the three months ended June 30, 2010:

	Three Months Ended
	June 30,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Cost of revenue	$14,137	$11,555	$2,582	22.3%
Gross profit	39,199	32,854	6,345	19.3%
Gross margin	73.5%	74.0%	(0.5%)

     The results for the three months ended June 30, 2011 reflect an increase in cost of revenue of $2.6 million, or 22.3%, as compared to the three months ended June 30, 2010.  The increase in cost of revenue for the three month period, as compared to the prior year period, was attributed primarily to (i) an increase in amortization of capitalized software of $0.9 million, reflecting an expanded product portfolio, and (ii) an increase in head count-related expenses, of $0.8 million, primarily salaries required to support our revenue growth.  Cost of revenue as a percentage of revenue was 26.5% for the three months ended June 30, 2011, compared to 26.0% for the three months ended June 30, 2010, driving gross margin to decrease by 0.5 percentage points for the three months ended June 30, 2011.

Operating Expenses

     Total operating expenses for the three months ended June 30, 2011 increased by approximately $6.0 million, or 19.2%, as compared to the three months ended June 30, 2010.

     The following table presents the components of operating expenses for the three months ended June 30, 2011, compared to the three months ended June 30, 2010:

	Three Months Ended
	June 30,
	2011	2010	Increase	% Increase
Product development	$5,036	$4,461	$575	12.9%
Sales and marketing	22,484	19,106	3,378	17.7%
General and administrative	9,617	7,595	2,022	26.6%
Total operating expenses	$37,137	$31,162	$5,975	19.2%

     Product Development – The results for the three months ended June 30, 2011 reflect an increase in product development expense of $0.6 million, or 12.9%, as compared to the three months ended June 30, 2010.  The increase in product development expense for the three month period, as compared to prior year period, was primarily driven by an increase in head count-related expenses, largely salaries and contractor costs, in line with our plan to continue to invest in our expanded product portfolio.  Product development expense as a percentage of revenue was 9.4% for the three months ended June 30, 2011, compared to 10.0% for the three months ended June 30, 2010.

     Total product development costs comprise both capitalized software and product development expense.

	Three Months Ended
	June 30,
	2011	2010	Increase	% Increase
Capitalized software	$4,805	$4,407	$398	9.0%
Product development expense	5,036	4,461	575	12.9%
Total product development costs	$9,841	$8,868	$973	11.0%

     For the three months ended June 30, 2011, product development costs totaled $9.8 million, $4.8 million of capitalized software related to product development enhancements and $5.0 million in product development expense.  For the three months ended June 30, 2010, product development costs totaled $8.9 million, $4.4 million of capitalized software related to product development enhancements and $4.5 million of product development expense.  The increase in total product development costs of $1.0 million, or 11.0%, reflects a higher level of spending to support our focus on Enterprise-related and geography-related initiatives as well as increased support and maintenance costs reflecting an expanded product portfolio.  Total product development costs as a percentage of revenue was 18.4% for the three months ended June 30, 2011, compared to 20.0% for the three months ended June 30, 2010.

     Sales and Marketing – The results for the three months ended June 30, 2011 reflect an increase in sales and marketing expense of $3.4 million, or 17.7%, as compared to the three months ended June 30, 2010.  The increase in sales and marketing expense for the three month period, as compared to the prior year period, was primarily driven by (i) an increase of  $0.8 million in head count-related expenses primarily salaries, bonus and benefits, (ii) an increase of $0.6 million related to marketing programs and initiatives, as well as third party consulting and marketing research projects and (iii) an increase in sales commission expense of $1.6 million, which reflects both the higher level of sales achieved during the period by our internal sales representatives and our partners, as well as the impact of the revised 2011 commission plan for our internal sales representatives as compared to the 2010 plan.  Sales and marketing expense as a percentage of revenue was 42.1% for the three months ended June 30, 2011, compared to 43.0% for the three months ended June 30, 2010.

     General and Administrative – The results for the three months ended June 30, 2011 reflect an increase in general and administrative expense of $2.0 million, or 26.6%, as compared to the three months ended June 30, 2010.  The increase in general and administrative expense for the three month period, as compared to the prior year period, was primarily driven by (i) an increase in head count-related expenses of $1.3 million, primarily salaries, reflecting additional people to support the growth strategy of our business, as well as our public company status, and (ii) an increase in stock-based compensation costs of $0.7 million driven by an increase in equity-based awards issued in the current three month period, as compared to prior year.  General and administrative expense as a percentage of revenue was 18.0% for the three months ended June 30, 2011, compared to 17.1% for the three months ended June 30, 2010.

Non-Operating Expenses

     The following table presents the components of non-operating expenses for the three months ended June 30, 2011 compared to the three months ended June 30, 2010:

	Three Months Ended June 30,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Interest expense, net	$2,602	$7,109	$(4,507)	(63.4%)
Amortization of debt issuance costs	$574	$457	$117	25.6%
Other income, net	$(1,134)	$(361)	$773	214.1%

Interest Expense, Net

     Interest expense, net for the three months ended June 30, 2011 decreased by $4.5 million, or 63.4%, compared to $7.1 million for the three months ended June 30, 2010.  The decrease was primarily due to the repayment of a total of $206.1 million of our outstanding debt, using the net proceeds from our initial public stock offering in August 2010, and follow-on public stock offerings in December 2010 and April 2011.  Interest expense, net represented 4.9% and 16.0% of total revenue for the three months ended June 30, 2011 and 2010, respectively.  In our consolidated statement of operations, interest expense is shown net of interest income.  Interest income for the three months ended June 30, 2011 and 2010 was not material.

Amortization of Debt Issuance Costs

     Amortization of debt issuance costs for the three months ended June 30, 2011 increased $0.1 million, or 25.6%, as compared to the prior year three month period, primarily due to the acceleration of the pro rata share of financing costs related to the amount of outstanding debt on the First Lien Credit Facility that was repaid using the net proceeds from the April 2011 follow-on offering.  Amortization of debt issuance costs represented 1.1% and 1.0% of total revenue for the three months ended June 30, 2011 and 2010, respectively.

Other Income, Net

     The major components of Other income, net are fair value adjustments to our interest rate swap and foreign exchange gains and losses.  Other income, net for the three months ended June 30, 2011 was $1.1 million, primarily driven by a decrease of $1.0 million in the fair value of our interest rate swap liability and $0.1 million in foreign exchange gains.  During the three months ended June 30, 2010, Other income, net of $0.4 million represented a $0.1 million decrease in the fair value of our interest rate swap liability and $0.3 million in foreign exchange gains.  We expect the fair value adjustments to the interest rate swap will continue to be recorded in “Other income, net” through the end of the swap agreement in the second quarter of 2012.

Income Tax Provision (Benefit)

     Our effective tax rates for the three-month periods ended June 30, 2011 and 2010 (65% and 28.4%, respectively) differ from the federal statutory rate due primarily to stock-based compensation expenses for incentive stock options and the Employee Stock Purchase Plan (“ESPP”), foreign taxes, and state and local taxes, offset by tax benefits arising from disqualifying dispositions of Common Stock issued pursuant to exercises of incentive stock options and the ESPP.

Comparison of the Six Months Ended June 30, 2011 and 2010

Revenue

     Revenue increased to $105.7 million for the six months ended June 30, 2011, from $84.3 million for the six months ended June 30, 2010.  For the six months ended June 30, 2011, approximately 22% of the contracts we entered into with our customers were based in foreign currency.  Comparatively, during the six months ended June 30, 2010, approximately 15% of the contracts we entered into with our customers were based in foreign currency.  This increase in foreign transactions is driven by the growth in our Brazilian entity.  Foreign exchange transaction gains and losses are recorded in “Other income, net” on the Consolidated Statement of Operations.  See Item 3: Quantitative and Qualitative Disclosures about Market Risk within this Quarterly Report on Form 10-Q for additional details.

     The following table sets forth revenues by principal market for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, the percentage increase or decrease between those periods, and the percentage of total revenue that each principal market represented for those periods:

	Six Months Ended				Six Months Ended
	June 30,				June 30,
	2011	2010	Increase	% Increase	2011	2010
Enterprise	$46,627	$37,734	$8,893	23.6%	44.1%	44.7%
M&A	41,373	30,425	10,948	36.0%	39.1%	36.1%
DCM	17,743	16,181	1,562	9.7%	16.8%	19.2%
Total Revenues	$105,743	$84,340	$21,403	25.4%	100.0%	100.0%

     Enterprise – The results for the six months ended June 30, 2011 reflect an increase in Enterprise revenue of $8.9 million, or 23.6%, as compared to the six months ended June 30, 2010.  The increase in Enterprise revenue for the six month period, as compared to the prior year period, was primarily driven by an increased customer base, larger contract values for new customers, as well as higher exchange utilization.  This activity reflects the wider adoption of our services across customers’ organizations.  We attribute this growth to our increased investment in Enterprise-related product development initiatives, additional sales head count and marketing resources dedicated to this market given recent market events.  We believe our revenue growth going forward will be driven by the following key trends: expanded geographic and industry focus to establish a wider distribution of our services, ongoing investment in our platform to continue to meet customer needs, and increased focus on providing the types of services that generate repeat business and expand our subscription base. We believe that the resources invested in our platform, as well as our operational infrastructure, will allow us to better serve larger clients on a global basis. Additionally, we believe the Enterprise principal market represents a significant long-term expansion opportunity and we plan to continue to invest in resources dedicated to serving this market.

     M&A – The results for the six months ended June 30, 2011 reflect an increase in M&A revenue of $10.9 million, or 36.0%, as compared to the six months ended June 30, 2010.  The increase in M&A revenue, as compared to the prior year period, was primarily driven by the capture of market share from our competition and better overall market conditions.  Our growth in this principal market will be driven primarily by our ability to continue to increase our market share by winning business from our competition and by penetrating sectors, both geographic and deal size dependent, that are currently not yet taking advantage of services such as ours.  Overall market conditions will impact our growth in this principal market also.  We plan to continue to invest in our platform as well as our operating, sales and servicing infrastructures to enhance our offering for existing customers and attract new customers.

     DCM – The results for the six months ended June 30, 2011 reflect an increase in DCM revenue of $1.6 million, or 9.7%, as compared to the six months ended June 30, 2010.  During the six months ended June 30, 2011, the increase in DCM revenue was primarily driven by the improved overall market conditions, specific to DCM and  as a result we experienced greater exchange utilization and higher subscription overages.  We believe results in this principal market will continue to generally be in line with macroeconomic conditions and also reflect the maturity of this market in terms of organizations adopting services such as ours, as well as our current leading market position.  We plan to increase our growth potential in this market primarily through a focus on product development initiatives, which we believe will allow us to expand the level of services provided to our existing customer base, attract customers away from our competition and allow us to enter adjacent and similar markets to expand our customer reach.

Cost of Revenue and Gross Margin

     The following table presents cost of revenue, gross profit and gross margin for the six months ended June 30, 2011 compared to the six months ended June 30, 2010:

	Six Months Ended
	June 30,
	2011	2010	Increase	% Increase
Cost of revenue	$27,753	$23,031	$4,722	20.5%
Gross profit	77,990	61,309	16,681	27.2%
Gross margin	73.8%	72.7%	1.1%

     The results for the six months ended June 30, 2011 reflect an increase in cost of revenue of $4.7 million, or 20.5%, as compared to the six months ended June 30, 2010.  The increase in cost of revenue for the six month period, as compared to the prior year period, was attributed primarily to (i) an increase in amortization of capitalized software costs of $1.9 million, reflecting the expanded product portfolio, (ii) an increase in head count-related expenses of $1.4 million, primarily salaries required to support our revenue growth, (iii) a $0.4 million increase in other costs primarily related to site customizations, and (iv) a $0.3 million increase in rent costs primarily due to the expansions of our office locations .  Cost of revenue as a percentage of revenue was 26.2% for the six months ended June 30, 2011, compared to 27.3% for the six months ended June 30, 2010, driving improvements in gross margin of 1.1 percentage points for the six months ended June 30, 2011.

Operating Expenses

     Total operating expenses for the six months ended June 30, 2011 increased by approximately $14.3 million, or 23.8%, as compared to the six months ended June 30, 2010.

     The following table presents the components of operating expenses for the six months ended June 30, 2011, compared to the six months ended June 30, 2010:

	Six Months Ended
	June 30,
	2011	2010	Increase	% Increase
Product development	$11,105	$8,744	$2,361	27.0%
Sales and marketing	43,727	38,126	5,601	14.7%
General and administrative	19,443	13,105	6,338	48.4%
Total operating expenses	$74,275	$59,975	$14,300	23.8%

     Product Development – The results for the six months ended June 30, 2011 reflect an increase in product development expense of $2.4 million, or 27.0%, as compared to the six months ended June 30, 2010.  The increase in product development expense for the six month period, as compared to prior year period, was primarily driven by an increase in head count-related expenses, largely salaries and contractor costs, in line with our plan to continue to invest in our expanded product portfolio.  Product development expense as a percentage of revenue was 10.5% and 10.4% for the six months ended June 30, 2011 and 2010, respectively.

    Total product development costs comprise both capitalized software and product development expense.

	Six Months Ended
	June 30,
	2011	2010	Increase	% Increase
Capitalized software	$8,643	$8,544	$99	1.2%
Product development expense	11,105	8,744	2,361	27.0%
Total product development costs	$19,748	$17,288	$2,460	14.2%

     For the six months ended June 30, 2011, product development costs totaled $19.7 million, comprised of $8.6 million of capitalized software related to product development enhancements and $11.1 million in product development expense.  For the six months ended June 30, 2010, product development costs totaled $17.2 million, comprised of $8.5 million of capitalized software related to product development enhancements and $8.7 million of product development expense.  The increase in total product development costs of $2.4 million, or 14.2%, reflects a higher level of spending to support our focus on Enterprise-related and geography-related initiatives as well as increased support and maintenance costs reflecting an expanded product portfolio.  Total product development costs as a percentage of revenue was 18.7% for the six months ended June 30, 2011, compared to 20.4% for the six months ended June 30, 2010.

     Sales and Marketing – The results for the six months ended June 30, 2011 reflect an increase in sales and marketing expense of $5.6 million, or 14.7%, as compared to the six months ended June 30, 2010.  The increase in sales and marketing expense for the six month period, as compared to the prior year period, was primarily driven by (i) an increase of  $2.5 million in head count-related expenses primarily salaries, bonus, and benefits, which is partially offset by a decrease in recruiting costs of $1.1 million as a result of timing of new-hires within the sales organization and less reliance on outside recruiting consultants in the six months ended June 30, 2011 as compared to the prior period, (ii) an increase of $1.3 million related to marketing programs and initiatives, as well as third party consulting and marketing research projects and (iii) an increase in sales commission expense of $2.8 million, which reflects both the higher level of sales achieved during the period by our internal sales representatives and our partners, as well as the impact of the revised 2011 commission plan for our internal sales representatives as compared to the 2010 plan.  Sales and marketing expense as a percentage of revenue was 41.3% for the six months ended June 30, 2011, compared to 45.2% for the six months ended June 30, 2010.

     General and Administrative – The results for the six months ended June 30, 2011 reflect an increase in general and administrative expense of $6.3 million, or 48.4%, as compared to the six months ended June 30, 2010.  The increase in general and administrative expense for the six month period, as compared to the prior year period, was primarily driven by (i) an increase in head count-related expenses of $2.3 million, primarily salaries, reflecting additional people to support the growth strategy of our business, as well as our public company status, (ii) an increase in public offering costs of $0.8 million primarily relating to public stock offerings, and (iii) an increase in stock-based compensation costs of $1.5 million driven by an increase in equity-based awards issued in the current three month period, as compared to prior year.  General and administrative expense as a percentage of revenue was 18.4% for the six months ended June 30, 2011, compared to 15.5% for the six months ended June 30, 2010.

Non-Operating Expenses

     The following table presents the components of non-operating expenses for the six months ended June 30, 2011 compared to the six months ended June 30, 2010:

	Six Months Ended
	June 30,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Interest expense, net	$5,594	$14,137	$(8,543)	(60.4%)
Amortization of debt issuance costs	$941	$914	$27	3.0%
Other income, net	$(3,062)	$(288)	$2,774	963.2%

Interest Expense, Net

     Interest expense, net for the six months ended June 30, 2011 decreased by $8.5 million, or 60.4%, compared to $14.1 million for the six months ended June 30, 2010.  The decrease was primarily driven by the use of net proceeds from our initial public stock offering in August 2010 and follow-on public stock offerings in December 2010 and April 2011, respectively, to repay a total of $206.1 million of our outstanding debt.  Interest expense, net represented 5.3% and 16.8% of total revenue for the six months ended June 30, 2011 and 2010, respectively.  In our consolidated statement of operations, interest expense is shown net of interest income.  Interest income for the six months ended June 30, 2011 and 2010 was not material.

Amortization of Debt Issuance Costs

     Amortization of debt issuance costs for the six months ended June 30, 2011 remained relatively flat, compared to the prior year six month period.  Amortization of debt issuance costs represented 0.9% and 1.1% of total revenue for the six months ended June 30, 2011 and 2010, respectively.

Other Income, Net

     The major components of other income, net are fair value adjustments to our interest rate swap and foreign exchange gains and losses.  Other income, net for the three months ended June 30, 2011 was $3.1 million, primarily driven by a decrease of $2.0 million in the fair value of our interest rate swap liability and $1.1 million in foreign exchange gains.   During the three months ended June 30, 2010 other income, net of $0.3 million represented a $0.7 million decrease in the fair value of our interest rate swap liability, offset by $0.4 million in foreign exchange losses.  We expect the fair value adjustments to the interest rate swap will continue to be recorded in “Other income, net” through the end of the swap agreement in 2012.

During the three months ended June 30, 2011, we identified an adjustment of $0.6 million unrealized gains on foreign exchange transactions relating to prior periods. Included in this amount is $0.2 million related to the three months ended March 31, 2011, and $0.4 million related to prior years.

Income Tax Provision (Benefit)

     Our effective tax rates for the six-month periods ended June 30, 2011 and 2010 ((102.5%) and 29.8%, respectively) differ from the federal statutory rate due primarily to stock-based compensation expenses for incentive stock options and the Employee Stock Purchase Plan (“ESPP”), foreign taxes, and state and local taxes, offset by tax benefits arising from disqualifying dispositions of Common Stock issued pursuant to exercises of incentive stock options and the ESPP.

Cash Flows

	Six Months Ended June 30,
	2011	2010
Cash and cash equivalents	$61,344	$15,931
Cash provided by operating activities	21,472	4,085
Cash used in investing activities	(12,006)	(16,023)
Cash provided by financing activities	1,225	(2,624)
Effect of exchange rates on cash and cash equivalents	186	12
Net increase (decrease) in cash and cash equivalents	$10,877	$(14,550)

Operating Activities

       Cash flows provided by operating activities during the six months ended June 30, 2011 were $21.5 million, primarily as a result of $27.8 million in cash generated by operations, partially offset by a net decrease in our operating assets and liabilities of $6.3 million. This net decrease in operating assets and liabilities primarily consisted of: (i) a $2.2 million increase in prepaid expenses and other assets primarily related to the timing of contractual and statutory obligations, (ii) $5.5 million increase in accounts receivable, offset by $3.2 million increase in deferred revenue, primarily driven by an increase in business activity for the period resulting in higher invoicing, and (iii) a decrease of $3.3 million of accrued expenses and other liabilities driven by timing of payments primarily related to bonuses and commissions.

     Cash flows provided by operating activities during the six months ended June 30, 2010 were $4.1 million, primarily as a result of $13.6 million in cash generated by operations, which was partially offset by a net decrease in our operating assets and liabilities of  $9.5 million. This net decrease in operating assets and liabilities primarily consisted of: a decrease in accrued expenses and other current liabilities of $6.2 million, primarily attributable to payments made during the period for capital expenditures on investments in our software and equipment and sales commissions and annual bonuses awarded under our 2009 incentive plans, (ii) increase in prepaid expenses and other current assets of $1.8 million, and (iii) a $6.3 million increase in accounts receivable, offset by $5.0 million increase in deferred revenue primarily driven by an increase in business activity for the period resulting in higher invoicing.

Investing Activities

     Currently, our investing activities primarily relate to our investment in the business through capital expenditures for network infrastructure and investments in software development. Cash used in investing activities for the six months ended June 30, 2011 and 2010 was $12.0 million and $16.0 million, respectively. Cash used in investing activities related to capital expenditures for infrastructure during the six months ended June 30, 2011 and 2010 was $3.4 million and $5.7 million, respectively. Investments in capitalized software development costs for the six months ended June 30, 2011 and 2010 were $8.6 million and $8.5 million, respectively. We anticipate capital expenditures and investments in our software development may increase in future periods, in line with our growth strategy.  Capital expenditures are currently restricted to $25.0 million on an annual basis, under the covenants of our First Lien Credit Facility.  Additionally, cash used in investing activities included purchases of investments during the six months ended June 30, 2010, which totalled $4.3 million and consisted primarily of bank time deposits with maturities greater than three months. Sales of investments during the six months ended June 30, 2010 totalled $2.5 million and consisted primarily of redemptions of our auction rate securities and maturities of the bank time deposits purchased during the year.

Financing Activities

     On April 6, 2011, the SEC declared effective our registration statement on Form S-1, as amended (File No.333-173107), in connection with our follow-on public offering of 1,250,000 shares of common stock at a public offering price of $25.50 per share, with an overallotment option of an additional 187,500 shares.  The follow-on offering closed on April 12, 2011, pursuant to which a total of 1,437,500 shares were issued, inclusive of the exercise of the overallotment option by the underwriters of 187,500 shares. As a result of the offering, we received total net proceeds of $35.0 million after deducting underwriting discounts and commissions of $1.7 million and offering-related expenses of $0.4 million. We used substantially all of the net proceeds from the follow-on offering to prepay a portion of the amount outstanding under our First Lien Credit Facility.

     Cash flows provided by financing activities for the six months ended June 30, 2011 were $1.2 million, primarily consisting of $1.9 million in proceeds from the issuance of common stock, pursuant to exercises of stock options and our ESPP, as well as $35.0 million received in connection with our successful follow-on public stock offering which closed in April 2011.  The cash received was partially offset by $35.2 million of debt repayment made in the six months ended June 30, 2011, including our mandatory quarterly debt repayments and our prepayment on our First Lien Credit Facility using the net proceeds from the follow-on offering.  Additionally, during the six months ended June 30, 2011 we incurred $0.5 million of costs associated with our public offerings.

     Cash flows used in financing activities for the six months ended June 30, 2010 were $2.6 million, primarily consisting of $1.9 million of mandatory principal payments on our outstanding debt and $0.9 million of costs associated with our initial public offering.  This was partially offset by $0.1 million in proceeds from the issuance of common stock for exercises of stock options.

     The First Lien Credit Facility provided for term loans in the aggregate principal amount of $135.0 million.  Prior to June 30, 2011 each quarterly installment payment was equal to $0.3 million.  The terms of our First Lien Credit Agreement require any voluntary prepayment of our term loans to be applied on a pro rata basis to each scheduled installment of principal.  As of June 30, 2011, the quarterly installment payments decreased to $0.2 million, as result of the voluntary prepayment made in April 2011.  Each principal payment is due on the last day of each quarter, which commenced on September 30, 2007 and continues for 27 installments, with the balance due in a final installment on June 15, 2014.  Additionally, the First Lien Credit Facility includes a requirement for mandatory prepayments of 50% of our excess free cash flow as measured on an annual basis. Excess free cash flow is generally defined as our adjusted EBITDA less debt service costs, capital expenditures, current income taxes paid and any cash security deposits made in respect of leases for office space, as adjusted for changes in our working capital. As a result of our fiscal 2009 excess free cash flow, we made a mandatory prepayment on April 1, 2010 of approximately $1.2 million. In line with the terms of the First Lien Credit Agreement, an excess cash flow mandatory payment was not required for fiscal year 2010, due to our Consolidated Leverage Ratio (as defined in the credit agreement) being less than 3.25 at December 31, 2010.

     The term loans under the First Lien Credit Agreement, as amended, bear interest at the higher of the Eurodollar Rate (as defined in the credit agreement) or 1.50% plus 4.25% per annum, which was 5.75% at June 30, 2011. Interest payments on the First Lien Credit Facility are due on the last business day of each month. The First Lien Credit Facility also provides for a $15.0 million revolving line of credit, of which $12.6 million was unused as of June 30, 2011. As of June 30, 2011, $1.6 million of the revolving line of credit was reserved for standby letters of credit for several of our operating lease agreements related to our various office locations. Additionally, $0.8 million of the revolving line of credit was reserved for a standby letter of credit related to our corporate charge card utilized by executives and certain other employees.

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

     Additionally, in July 2007, we entered into an interest rate swap agreement to fix the interest rate on our variable rate debt at 5.43% on a beginning notional amount of $170.0 million. The notional amount amortizes over a period ending June 30, 2012, and was $90.0 million at June 30, 2011. In March 2009, in conjunction with the elections made on the First and Second Lien Credit Facility variable rate bases (from three-month LIBOR to one-month LIBOR, and quarterly interest payments to monthly), we amended the interest rate swap agreement to mirror the terms of the First and Second Lien Credit Facilities. The fixed rate payable on the interest rate swap was also revised from 5.43% to 5.25%, which was the rate in effect at June 30, 2011 and 2010.  The variable rate receivable is based on one-month LIBOR.

     Prior to the repayment of our Second Lien Credit Facility during the year ended December 31, 2010, the Second Lien Credit Facility provided for two tranches of term loans. Tranche B in the amount of $30.0 million and Tranche C in the amount of $35.0 million.  Tranche B bore interest at the rate of 11.0% per annum and Tranche C bore interest at the Eurodollar Rate plus 5.75%, which was 6.1% at June 30, 2010.

     Prior to the repayment of our PIK Loan during the year ended December 31, 2010, the PIK Loan provided for loans in the amount of $75.0 million and bore interest at a rate of 13.0% at June 30, 2010.  During the three months ended March 31, 2010, we elected to pay the quarterly interest of $3.2 million in cash.

     Cash paid for interest on the loans described above, during the six months ended June 30, 2011 and 2010, was $5.6 million and $10.9 million, respectively.

     Due to the continued positive operating performance of our business and the absence of any acquisition activity, we have not needed to borrow additional amounts under our credit facilities or obtain additional financing to fund operations and capital expenditures.

Liquidity and Capital Resources

     We currently use the net cash generated from operations to fund our working capital needs and our capital expenditure requirements. Our available financing arrangements include a $15.0 million revolving line of credit, of which $12.6 million is available to us as of June 30, 2011.  At June 30, 2011, we had approximately $61.4 million in cash and cash equivalents and $42.3 million in accounts receivable, net of allowances for doubtful accounts and credit reserves. We believe that we have sufficient cash resources to continue operations for at least the next 12 to 24 months.

     In connection with our initial public stock offering in August 2010 and the exercise by the underwriters of the related over-allotment option shortly thereafter, we received total net proceeds of approximately $144.8 million after deducting underwriting discounts and commissions. In December 2010, in connection with our follow-on public stock offering, we received net proceeds of $38.0 million after deducting underwriting discounts and commissions. In April 2011, in connection with our follow-on public stock offering we received net proceeds of $34.6 million after deducting underwriting discounts and commissions.  We used substantially all of the net proceeds from our public stock offerings to repay indebtedness. We used the net proceeds from our initial public stock offering to first reduce our outstanding indebtedness under the PIK Loan, with a portion of the remaining proceeds, as well as the proceeds from the underwriters’ exercise of their over-allotment option, to repay Tranche B and Tranche C of the Second Lien Credit Facility, on a pro rata basis. The net proceeds from the December follow-on public stock offering were used to pay the remaining outstanding balance of the Second Lien Credit Facility. The net proceeds from the April follow-on public stock offering were used to prepay a portion of the amount outstanding under our First Lien Credit Facility.  This overall reduction of our outstanding indebtedness has significantly reduced the total interest expense we expect to pay in future periods.

     The credit markets have experienced disruption that reached unprecedented levels during late 2008 and 2009 and more recently in 2011. The disruption in the financial markets has affected some of the financial institutions with which we do business. A continued, sustained decline in the stability of these financial institutions could adversely affect our access to financing, as well as our revenue growth (due to our customer base in the DCM and M&A principal markets). Additionally, if the national or global economy or credit market conditions in general were to deteriorate further, it is possible that such changes could adversely affect our credit ratings, among other things, including our ability to obtain external financing or to refinance our existing indebtedness.

     On June 30, 2011 Standard & Poor’s lifted our corporate credit rating from B+ to BB- with a “stable” outlook.  Additionally, our issue-level rating on our First Lien Credit Facility was raised to BB+ from BB, in conjunction with the corporate credit rating change.  The upgrade reflects our improved financial profile, characterized by ongoing cash generation from operations, debt reductions, and lower leverage.

    Our corporate credit ratings and outlooks as of June 30, 2011, are summarized in the table below.

Rating Agency	Rating	Outlook
Moody's	B1	Stable
Standard & Poor's	BB-	Stable

     Credit rating agencies review their ratings periodically, and therefore the credit rating assigned to us by each agency may be subject to revision at any time.  Factors that can affect our credit ratings include changes in our operating performance, economic environment, our financial position, conditions in any of our principal markets, and changes in our business strategy.  If weak financial market conditions or competitive dynamics cause any of these factors to deteriorate we could see a reduction in our corporate credit rating.

     Changes in our credit rating could adversely impact our interest rates on our First Lien Credit Facility.  Provided that at any time our corporate credit rating is B1 (stable) from Moody’s and at least B+ (stable) from Standard & Poor’s our Eurodollar rate margin will be 4.25%.  If our credit rating were to decline our Eurodollar rate margin would increase to 4.50%.

Contractual Obligations and Commitments

     The following table sets forth, as of June 30, 2011, certain significant cash obligations that will affect our future liquidity.

		Less than	1-3	3-5	More than
	Total	1 year	Years	Years	5 years
Long-term debt, including current portion	$92,071	$982	$91,089	$-	$-
Interest on long-term debt	19,923	9,268	10,655	-	-
Operating leases	25,725	1,628	6,610	5,584	11,903
Third-party hosting commitments	8,100	3,130	4,970	-	-
Total	$145,819	$15,008	$113,324	$5,584	$11,903

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

Operating Leases and Third-party Hosting Commitments

     Our principal commitments consist of obligations under operating leases for office space in New York, Boston,  London, Chicago, São Paolo, Hong Kong, Frankfurt, Sydney, Melbourne, San Francisco, and Singapore, which expire in July 2011 (see below for details regarding execution of new lease beginning August 2011), December 2015 and additional office space in Boston, MA expiring in January 2016, June 2013, April 2013, January 2012, July 2012,  January 2012, October 2011, October 2011, April 2021, and August 2011, respectively. Rent is amortized on a straight-line basis over the applicable lease terms. Our office space lease obligations may increase as a result of customary contractual escalation clauses or if we enter into new agreements to lease additional office space. In December 2009, we executed a new 10 year lease directly with the landlord for our corporate headquarters in New York, NY. Currently we occupy the space under a sublease arrangement that expires immediately prior to the time the new lease takes effect. The new lease begins in August 2011 for 10 years and provides for approximately 12 months of initial free rent and an allowance from the landlord to be used for office improvements and certain other payments of approximately $1.9 million. The future minimum lease payments of the new lease are included in the above table.

Our commitments to our third-party hosting provider expire in December 2013. Our hosting obligations are largely impacted by service expansion requirements in line with the growth of our business.

Uncertain Tax Positions

     Tax reserves for uncertain tax positions of $2.7 million (including interest and penalties of $0.1 million) are included within “Other long term liabilities” on the June 30, 2011 consolidated balance sheet.  We have classified these tax reserves as long-term, as we do not anticipate that settlement of the liabilities will require payment of cash within the next twelve months.  We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

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

Interest Rate Sensitivity

     The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash and cash equivalents and investments in a variety of securities, including money market funds and U.S. treasuries. A 10% decrease in interest rates in the three and six months ended June 30, 2011, or the three and six months ended June 30, 2010, would not have had a material impact (on a total dollar basis) on our interest income during those periods, respectively, due to the immateriality of the interest income generated by our investments during those periods.

     We maintain an interest rate swap agreement that, as of June 30, 2011, fixed the interest rate on 98% of our variable rate debt. The fair value of the interest rate swap derivative is measured based on dealer quotes and a credit valuation adjustment to reflect credit risk. The fair value measurement of the swap may fluctuate considerably from period-to-period due to volatility in underlying interest rates, which is driven by market conditions and the duration of the swap. For the three and six months ended June 30, 2011 and 2010, a 10% increase or decrease in interest rates would have resulted in an increase or decrease of $0.1 million, to “Other income, net,” within our consolidated statement of operations, respectively.

Foreign Currency Exchange Risk

     Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pounds Sterling, Euro and Brazilian Real. During the three and six months ended June 30, 2011, approximately 39% of our revenues were generated from sales across 61 countries outside of the United States.  However, for the same periods, only 23% and 22%, respectively, of the contracts we entered into with our customers were based in foreign currency.  Comparatively, during the three and six months ended June 30, 2010, approximately 34% of our revenues were generated from sales across 56 countries outside of the United States.  However, for the same periods, only 17% and 15%, respectively, of the contracts we entered into with our customers were based in foreign currency.  Additionally, during the three and six months ended June 30, 2011, approximately 19% and 17%, respectively, of our expenses were incurred in foreign currency.  For the comparable periods of the prior year approximately 24% and 20%, respectively, of our expenses were incurred in foreign currency.

     To date, we have not entered into any foreign currency hedging contracts, since exchange rate fluctuations have had little impact on our operating results and cash flows. For the three and six months ended June 30, 2011, we incurred $0.1 million and $1.1 million, respectively, in foreign currency transaction gains, which represents less than 1% of our revenues for the same periods. For the three and six months ended June 30, 2010, we incurred $0.3 million and $0.5 million, respectively, in foreign currency transaction losses, which represents less than 1% of our revenues from the same periods.

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

3.2	Form of Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.3 in the Company’s Registration Statement on Form S-1, as amended (File No. 333-165991)).

4.1	Form of Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 in the Company’s Registration Statement on Form S-1, as amended (File No. 333-165991)).

31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Calculation Linkbase Document

101.LAB+	XBRL Taxonomy Label Linkbase Document

101.PRE+	XBRL Taxonomy Presentation Linkbase Document

101.DEF+	XBRL Taxonomy Definitions Linkbase Document

*Filed herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRALINKS HOLDINGS, INC.

Date: August 15, 2011	By:	/s/ J. Andrew Damico
J. Andrew Damico President and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Anthony Plesner
Anthony Plesner Chief Financial Officer and Chief Administrative Officer (Principal Financial and Accounting Officer)