Form 10-Q
period 2011-09-30
IntraLinks Holdings, Inc.
filed 2011-11-14
CIK 1488075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011
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

Large accelerated filer  ☐ Accelerated filer  ☐ Non-accelerated filer  ☑ Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding at November 10, 2011
Common Stock, par value $.001 per share	54,211,814

INTRALINKS HOLDINGS, INC
QUARTERLY REPORT ON FORM 10-Q
For the quarter ended September 30, 2011

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

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
INTRALINKS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and per Share Data)
(unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$47,647	$50,467
Accounts receivable, net of allowances of $2,178 and $2,418, respectively	41,824	37,137
Investments	20,459	–
Deferred taxes	19,781	18,264
Prepaid expenses	5,643	5,916
Other current assets	4,429	2,457
Total current assets	139,783	114,241
Fixed assets, net	7,898	8,075
Capitalized software, net	29,153	25,676
Goodwill	215,478	215,478
Other intangibles, net	139,391	160,863
Other assets	1,212	2,022
Total assets	$532,915	$526,355

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,925	$4,191
Accrued expenses and other current liabilities	18,547	22,444
Deferred revenue	41,533	38,043
Total current liabilities	63,005	64,678
Long term debt	90,843	125,886
Deferred taxes	46,103	46,103
Other long term liabilities	699	2,244
Total liabilities	200,650	238,911
Commitments and contingencies (Note 12)
Stockholders' equity:
Undesignated Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2011 and December 31, 2010	–	–
Common stock, $0.001 par value; 300,000,000 shares authorized; 54,204,694 and 52,387,374 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	54	52
Additional paid-in capital	409,651	365,962
Accumulated deficit	(77,559)	(78,813)
Accumulated other comprehensive income	119	243
Total stockholders' equity	332,265	287,444
Total liabilities and stockholders' equity	$532,915	$526,355

The accompanying notes are an integral part of these consolidated financial statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and per Share Data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue	$54,319	$47,874	$159,955	$132,214
Other revenue	507	–	614	–
Total revenue	54,826	47,874	160,569	132,214
Cost of revenue	14,439	11,916	42,192	34,947
Gross profit	40,387	35,958	118,377	97,267
Operating expenses:
Product development	3,587	5,030	14,692	13,774
Sales and marketing	23,734	20,130	67,461	58,256
General and administrative	10,292	7,234	29,735	20,339
Total operating expenses	37,613	32,394	111,888	92,369
Income from operations	2,774	3,564	6,489	4,898
Interest expense, net	2,552	5,862	8,146	19,998
Amortization of debt issuance costs	214	1,111	1,155	2,026
Loss on extinguishment of debt	–	4,974	–	4,974
Other expense (income), net	515	(919)	(2,547)	(1,207)
Net loss before income tax	(507)	(7,464)	(265)	(20,893)
Income tax benefit	(1,271)	(3,433)	(1,519)	(7,439)
Net income (loss)	$764	$(4,031)	$1,254	$(13,454)
Net income (loss) per common share
Basic	$0.01	$(0.22)	$0.02	$(2.19)
Diluted	$0.01	$(0.22)	$0.02	$(2.19)
Weighted average number of shares used in calculating net income (loss) per share
Basic	53,912,637	18,056,423	53,140,869	6,153,359
Diluted	54,645,578	18,056,423	54,396,333	6,153,359

The accompanying notes are an integral part of these consolidated financial statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
 (In Thousands, Except Share Data)
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2010	52,387,374	$52	$365,962	$(78,813)	$243	$287,444

Foreign currency translation adjustment, net of tax	-	-	-	-	(124)	(124)

Net income	-	-	-	1,254	-	1,254

Total comprehensive income for the nine months ended September 30, 2011	-	-	-	-	-	$1,130

Proceeds from follow-on offering, including underwriters' overallotment shares	1,437,500	1	35,002	-	-	35,003

Offering costs paid in connection with follow-on offerings	-	-	(516)	-	-	(516)

Forfeiture of unvested Restricted Common Stock	(186,072)	-	-	-	-	-

Exercise of stock options for Common Stock	401,601	-	1,347	-	-	1,347

Issuance of Common Stock in connection with employee stock purchase plan	96,888	-	1,091	-	-	1,091

Issuance of Restricted Common Stock	49,123	-	-	-	-	-

Issuance of Common Stock to settle vested restricted stock units	18,280	-	-	-	-	-

Stock-based compensation expense	-	-	6,765	-	-	6,765

Balance at September 30, 2011(1)	54,204,694	$54	$409,651	$(77,559)	$119	$332,265

(1) Amounts may not add due to rounding
The accompanying notes are an integral part of these consolidated financial statements

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Net income (loss)	$1,254	$(13,454)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,401	12,137
Stock-based compensation expense	6,765	2,846
Amortization of intangible assets	21,472	21,583
Amortization of debt discount	-	116
Amortization of debt issuance cost	1,155	2,026
Provision for bad debts and customer credits	642	332
Loss (gain) on disposal of fixed assets	227	(221)
Change in deferred taxes	(1,518)	(8,117)
Gain on interest rate swap	(3,098)	(1,393)
Currency remeasurement loss	357	-
Loss on extinguishment of debt	-	4,974
Non-cash interest expense	-	4,880
Changes in operating assets and liabilities:
Accounts receivable	(5,826)	(11,219)
Prepaid expenses and other current assets	(2,894)	242
Other assets	813	(2,391)
Accounts payable	(1,274)	(3,231)
Accrued expenses and other liabilities	(1,962)	(1,800)
Deferred revenue	3,601	8,662
Net cash provided by operating activities	35,115	15,972
Cash flows from investing activities:
Capital expenditures	(4,519)	(6,550)
Capitalized software development costs	(14,414)	(12,470)
Purchase of short-term investments	(20,459)	(4,320)
Sale of short-term investments	-	6,810
Net cash used in investing activities	(39,392)	(16,530)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,347	240
Proceeds from issuance of common stock	1,091	-
Offering costs paid in connection with initial public offering and follow-on offerings	(516)	(1,767)
Capital lease payments	-	(27)
Proceeds from follow-on offering, net of underwriting discounts and commissions	35,003	144,838
Repayments of outstanding principal on long-term debt	(35,412)	(137,778)
Prepayment penalty on PIK loan	-	(4,092)
Net cash provided by financing activities	1,513	1,414
Effect of foreign exchange rate changes on cash and cash equivalents	(56)	(41)
Net (decrease) increase in cash and cash equivalents	(2,820)	815
Cash and cash equivalents at beginning of period	50,467	30,481
Cash and cash equivalents at end of period	$47,647	$31,296

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

In the opinion of management, the accompanying unaudited consolidated financial data contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented.  The Company’s historical results are not necessarily indicative of future operating results, and the results for the first nine months ended September 30, 2011 are not necessarily indicative of results to be expected for the full year or for any other period.

2. Summary of Significant Accounting Policies

During the nine months ended September 30, 2011, there were no material changes to the Company’s significant accounting policies from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, except as disclosed below.

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

Other Revenues

On November 25, 2008, one of the Company’s primary facilities sustained water damage from a fire on a floor above, resulting in an interruption to the Company’s operations. The Company filed a claim under its business interruption insurance policy for lost revenue caused by the down-time experienced subsequent to the loss event. The Company received insurance proceeds totalling $614 during the nine months ended September 30, 2011, in response to its business interruption claim.  Business interruption insurance proceeds are classified as “Other revenue” in the Consolidated Statement of Operations for the three and nine months ended September 30, 2011.

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

The adoption of this revised authoritative guidance update did not have a significant impact on the Company’s consolidated financial statements for the three and nine months ended September 30, 2011. Additionally, the Company does not currently foresee any changes to its services or pricing practices that will have a significant effect on its consolidated financial statements in periods after the initial adoption, although this could change.  The Company will continue to evaluate the nature of the services offered to customers under its fixed commitment contracts, as well as its pricing practices, to determine if a change in policy or disclosures is warranted in future periods.

On September 15, 2011, the FASB issued authoritative guidance which gives entities the option of performing a qualitative assessment of goodwill prior to calculating the fair value of a reporting unit in “step 1” of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test is required to be performed. The guidance is effective for all entities for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company adopted the authoritative guidance effective October 1, 2011 and will apply the guidance to its annual goodwill impairment assessment during the fourth quarter of 2011.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

Recently Issued Accounting Pronouncements

On May 12, 2011, the FASB issued revised authoritative guidance covering fair value measurements and disclosures.  The amended guidance include provisions for (1) the application of concepts of highest and best use and valuation premises, (2) an option to measure groups of offsetting assets and liabilities on a net basis, (3) incorporation of certain premiums and discounts in fair value measurements, and (4) measurement of the fair value of certain instruments classified in shareholders’ equity.  The revised guidance is effective for interim and annual periods beginning after December 15, 2011.  There will be no impact to the Company’s consolidated financial results as the amendments relate only to changes in financial statement presentation.

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

3. Investments and Fair Value Measurements

During the nine months ended September 30, 2011, the Company invested $27,100 in U.S. Treasuries with maturity dates no greater than 90 days.  During the nine months ended September 30, 2011, $27,100 of the U.S. Treasuries matured and were transferred to the Company’s money market account.  The Company classified the U.S. Treasuries as cash equivalents with gains and losses recorded to “Interest expense, net” within the Consolidated Statement of Operations.  The gains and losses incurred on these cash equivalents during the three and nine months ended September 30, 2011 were not material.

During September 2011, the Company utilized $22,496 of funds from its money market account to purchase commercial paper and corporate bonds. Interest earned on debt securities is recorded to “Interest Expense, net” within the Consolidated Statement of Operations. The Company is classifying these short-term investments as held-to-maturity and has recorded them at amortized cost. The gross unrecognized holding gains and losses for the three months ended September 30, 2011 were not material. The following table summarizes these short-term investments as of September 30, 2011:

Security Type	Maturity	Consolidated Balance Sheet Classification	Amortized Cost	Interest	Carrying Amount
Commercial Paper	42 Days	Cash and cash equivalents	$2,000	$-	$2,000
Commercial Paper	93 to 293 Days	Investments (short-term)	5,496	-	5,496
Corporate Notes	128 to 336 Days	Investments (short-term)	14,963	153	15,116
		Total	$22,459	$153	$22,612

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

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

•	Level 3: Fair value measurement of the asset or liability using unobservable inputs that reflect the Company’s own assumptions regarding the applicable asset or liability.

During the nine months ended September 30, 2011 there were no other transfers  in or out of the Company’s Level 1 or Level 2 assets or liabilities.

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of September 30, 2011:

	Total	Level 1	Level 2	Level 3
Asset:
Money market funds as cash equivalents	$22,296	22,296	-	-
Liability:
Interest rate swap(a)	$2,551	-	2,551	-

(a)	Based on one-month U.S. Dollar LIBOR index, inclusive of a $42 credit valuation adjustment (see Note 8).

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Total	Level 1	Level 2	Level 3
Asset:
Money market funds as cash equivalents	$12,900	12,900	-	-
Liability:
Interest rate swap(b)	$5,649	-	5,649	-

(b)	Based on one-month U.S. Dollar LIBOR index, inclusive of a $138 credit valuation adjustment.

4. Goodwill and Other Intangibles

There have been no changes in the carrying amount of goodwill through September 30, 2011.

As of September 30, 2011, Other intangibles consists of the following:

	Definite - Lived Intangible Assets
	Developed	Customer	Contractual		Non- Compete
	Technology	Relationships	Backlog	Trade Name	Agreement	Total
Acquired value at June 15, 2007	$132,369	$141,747	$9,219	$14,618	$728	$298,681
Amortization	(73,354)	(50,203)	(9,219)	(4,314)	(728)	(137,818)
Net book value at December 31, 2010	$59,015	$91,544	$-	$10,304	$-	$160,863
Amortization	(9,927)	(10,631)	-	(914)	-	(21,472)
Net book value at September 30, 2011	$49,088	$80,913	$-	$9,390	$-	$139,391

The Company has not identified impairment for any of the definite-lived intangible assets and no additional definite-lived intangible assets have been acquired through September 30, 2011.

Total intangible amortization expense is classified in each of the operating expense categories for the periods included below as follows:

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Cost of revenue	$3,309	$3,309	$9,927	$9,928
Sales and marketing	3,544	3,544	10,631	10,631
General and administrative	304	304	914	1,024
Total	$7,157	$7,157	$21,472	$21,583

Estimated intangible amortization expense on an annual basis for the succeeding five years is as follows:

For the year ending December 31,	Amount
2011 (remainder)	$7,157
2012	25,762
2013	23,335
2014	23,335
2015	23,335
Thereafter	36,467
Total	$139,391

5.  Fixed Assets and Capitalized Software

Fixed assets consisted of the following at:

	September 30,	December 31,
	2011	2010

Computer and office equipment and software	$20,729	$17,148
Furniture and fixtures	1,371	774
Leasehold improvements	1,790	1,699
Total fixed assets	23,890	19,621
Less: Accumulated depreciation and amortization	(15,992)	(11,546)
Fixed assets, net	$7,898	$8,075

The Company holds fixed assets in three locations: the United States, United Kingdom and Brazil.  No country outside of the United States holds greater than 10% of the Company’s total fixed assets.  Depreciation expense relating to fixed assets for the three and nine months ended September 30, 2011 was $1,488 and $4,465, respectively compared to $1,736 and $4,163 for the three and nine months ended September 30, 2010, respectively.

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

Capitalized software consisted of the following at:
	September 30,	December 31,
	2011	2010

Capitalized software	$60,849	$46,435
Less: Accumulated amortization	(31,696)	(20,759)
Capitalize software, net	$29,153	$25,676

Amortization expense of capitalized software for the three and nine months ended September 30, 2011 was $3,709 and $10,936, respectively, compared to $2,795 and $7,974 for the three and nine months ended September 30, 2010, respectively.

6.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at:

	September 30,	December 31,
	2011	2010

Sales commissions and bonuses	$7,066	$12,004
Current portion of interest rate swap	2,551	4,332
Current portion of long-term debt	982	1,350
Professional fees	1,148	449
Deferred rent	718	375
Other accrued expenses	6,082	3,934
Total accrued expenses and other current liabilities	$18,547	$22,444

7.  Income Taxes

The Company’s effective tax rates for the three and nine-month periods ended September 30, 2011 are 250.8% and 573.2%, respectively.  They differ from the U.S. Federal statutory tax rate due primarily to the size of the Company’s pre-tax book loss ($507 and $265 for the three and nine months ended September 30, 2011, respectively) relative to stock-based compensation expenses for incentive stock options and the ESPP, foreign taxes, and state and local taxes, partially offset by tax benefits arising from research and development credits and disqualifying dispositions, by employees, of Common Stock issued under the Company’s qualified stock compensation plans.

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

The Company’s effective tax rates for the three and nine-month periods ended September 30, 2010 are 46.0% and 35.6%, respectively.  They differ from the U.S. Federal statutory tax rate due primarily to non-deductible interest expense, stock-based compensation expenses for incentive stock options and the ESPP, foreign taxes, and state and local taxes, partially offset by tax benefits arising from research and development credits and disqualifying dispositions, by employees, of Common Stock issued under the Company’s qualified stock compensation plans.

The Company is currently undergoing an audit by the Internal Revenue Service of its U.S. Federal income tax returns for the years ended December 31, 2006 through 2009.  At this time, the Company does not expect the results of the income tax audit to have a material impact on the Company's financial statements.

Unrecognized tax benefits totaled $3,562 and $2,578 at September 30, 2011 and December 31, 2010, respectively. The increase for the nine-month period ended September 30, 2011 resulted from current tax positions claimed in various jurisdictions in which the Company operates of $384, as well as remeasurement of certain prior year positions in various jurisdictions of $600 based upon new developments and information available. Management does not expect that the balance of unrecognized tax benefits will significantly increase or decrease over the next twelve months.

The Company’s tax reserves for uncertain tax positions, including interest and penalties of $156, are included within “Other long term liabilities” on the September 30, 2011 consolidated balance sheet.

8.  Debt and Derivative Financial Instrument

Debt

Long-term debt consisted of the following at:

	September 30,	December 31,
	2011	2010

First Lien Credit Agreement (“First Lien Credit Facility”)	$91,825	$127,236
Less: current portion	(982)	(1,350)
Total long-term debt	$90,843	$125,886

Based on available market information, the estimated fair value of the Company’s long-term debt was approximately $89,529 and $125,964 as of September 30, 2011 and December 31, 2010, respectively.

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

On May 14, 2010, the Company entered into an agreement with its lenders to amend the First Lien Credit Agreement and Second Lien Credit Agreement. The purpose of the amended credit agreements was to allow the Company to use net proceeds from its initial public offering for the repayment in full of the loan under the Holdings Senior PIK Credit Agreement (“PIK Loan”) and for the repayment of the Tranche B and Tranche C term loans under the Second Lien Credit Agreement (“Second Lien Credit Facility”) on a pro rata basis. Under the terms of the existing First and Second Lien Credit Agreements, the Company was restricted with regard to repayment preference. The amendment of the First Lien Credit Agreement included updated terms on the interest rate, including a floor of 1.5% (should the Company elect the Eurodollar Rate option) and an increase in the rate margin of 1.75%. At September 30, 2011 the interest rate was 5.75%. The amendment of the Second Lien Credit Agreement included updated terms on the interest rate of the Tranche C term loan, including a floor of 2.0% (should the Company elect the Eurodollar Rate option) and an increase in the rate margin of 0.75%. The updated interest rates under the amended First Lien Credit Agreement and Second Lien Credit Agreement became effective immediately following the consummation of the Company’s initial public offering, on August 11, 2010.

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

First Lien Credit Facility

The First Lien Credit Facility provides for term loans in the aggregate principal amount of $135,000. Each principal payment is due on the last day of each quarter, which commenced on September 30, 2007 with the balance due in a final installment on June 15, 2014. Additionally, the First Lien Credit Facility includes a requirement for mandatory prepayments based on annual excess free cash flow. Term loans under the First Lien Credit Agreement, as amended, bear interest at the higher of the Eurodollar Rate (as defined in the credit agreement) or 1.5%, plus 4.25% per annum. At September 30, 2011 the interest rate on the First Lien Credit Facility was 5.75%. Prior to the amendment, term loans under the First Lien Credit Facility bore interest at the Eurodollar Rate plus 2.75% per annum.  In March 2009, the Company made an election allowable by the credit agreement to change the basis which determines the variable Eurodollar interest rate from three-month LIBOR to one-month LIBOR, with a corresponding change in the timing of interest payments to be due on the last business day of each month.

In April 2011, in connection with the Company’s follow-on public offering, the Company received net proceeds of $34,582 after deducting underwriting discounts and commissions. The Company used substantially all of the net proceeds from this offering to prepay $34,582 of outstanding indebtedness on the First Lien Credit Facility. The terms of the First Lien Credit Agreement require any voluntary prepayment of the term loans to be applied on a pro rata basis to each scheduled installment of principal. As a result, the quarterly installment payment as of June 30, 2011 decreased from $338 to $246 for the remaining term on the loan.

The First Lien Credit Facility also provides for a $15,000 revolving line of credit, of which $12,912 was unused as of September 30, 2011. At September 30, 2011, $2,088 was reserved for standby letters of credit; $1,288 for operating lease agreements related to the Company’s various office locations and $800 related to the Company’s corporate charge card utilized by executives and certain other employees. The interest rate on the unutilized portion of the revolving line of credit is 0.5% annually.

The current portion of long-term debt reflects the quarterly mandatory principal payments of approximately $246 on the First Lien Credit Facility due in the following year. Current portion of long-term debt aggregated to $982 at September 30, 2011.

Financing Costs

Financing costs resulting from the original debt issuance, as well as the amendments to the First Lien Credit Agreement and Second Lien Credit Agreement, as described above, were deferred when incurred and are being amortized over the remaining term of the loans using the effective interest method. Amortization of deferred financing costs during the three and nine months ended September 30, 2011 was $214 and $1,155, respectively, compared to $1,111 and $2,026 for the three and nine months ended September 30, 2010, respectively.  As a result of the voluntary prepayment of $34,582 on the First Lien Credit Facility (using the proceeds from the April 2011 public offering of Common Stock), an amount of $407 was accelerated, representing the pro rata portion of financing costs, and recognized as “Amortization of deferred financing costs” during the three months ended June 30, 2011

Accounting for Debt Modification

The modification of certain terms of the First and Second Lien Credit Agreements, as described above, required the Company to perform an assessment of future cash flows to determine if the modified terms represented a substantial difference when compared to the original terms. Based on the results of the assessment of future cash flows, the Company concluded that the amendments to the First and Second Lien Credit Agreements did not represent substantially different terms and therefore, modification accounting, rather than debt extinguishment, should be applied. Therefore, the Company calculated a new effective interest rate based on the carrying amounts of the original debt instruments. The effective interest rate for the First Lien Credit Facility as of September 30, 2011 was 6.77%. The effective interest rate includes the pro rata share of the amendment fees, which were deferred and will be amortized over the remaining term of the loan utilizing the effective interest rate method. “Amortization of deferred financing costs” is disclosed separately as a non-operating expense within the Consolidated Statement of Operations.

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

The following table summarizes the interest expense incurred on long-term debt:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
First Lien Credit Facility	$1,395	$1,561	$4,724	$3,573
– Tranche B, inclusive of $0, $39, $0, and $78, respectively, related to debt discount	-	717	-	2,454
– Tranche C	-	513	-	1,571
PIK Loan	-	1,625	-	8,099
Interest Rate Swap (see below)	1,163	1,452	3,431	4,336
Total interest expense on long-term debt	$2,558	$5,868	$8,155	$20,033

Derivative Financial Instrument

Interest Rate Swap Transaction

For the periods presented, the Company recorded the fair value of the interest rate swap liability as follows:

	September 30,	December 31,
	2011	2010

Interest rate swap liability	$2,551	$5,649
Less: current portion as recorded within "Accrued expenses and other current liabilities" (See Note 6)	(2,551)	(4,332)
Total long-term liability as recorded within "Other long-term liabilities"	$ ―	$1,317

On July 19, 2007, the Company entered into an interest rate swap agreement that fixed the interest rate at 5.43% on a beginning notional amount of $170,000.  The notional amount amortizes over a period ending June 30, 2012. At September 30, 2011 the notional amount of $90,000 covered approximately 98% of the Company’s variable rate debt on the First Lien Credit Facility.

On March 25, 2009, in conjunction with the elections made on the First and Second Lien Credit Facilities variable rate bases (from three-month LIBOR to one month LIBOR, and quarterly interest payments to monthly), the Company amended the variable leg of its interest rate swap agreement to mirror the current terms of the First and Second Lien Facilities. The fixed rate payable on the interest rate swap was also revised from 5.43% to 5.25%.

The fair value of the interest rate swap derivative is derived from dealer quotes, which incorporate a credit valuation adjustment at the reporting date. The credit valuation adjustments represent discounts to consider the Company’s own credit risk, since the interest rate swap is in a liability position. Valuations may fluctuate considerably from period-to-period due to volatility in underlying interest rates, which is driven by market conditions and the duration of the swap. The Company recorded $42 and $138 in credit valuation adjustments during the nine months ended September 30, 2011 and the year ended December 31, 2010, respectively. The value of the interest rate swap represents the estimated amount the Company would receive (or pay) to terminate the agreement at the respective measurement date.

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

Prior to March 25, 2009, the Company had not recorded any gain or loss due to ineffectiveness of the hedge, or as the result of a discontinuance of the hedge. Based on the changes made to the swap agreement on March 25, 2009, as of that date the Company no longer qualified to use hedge accounting. Therefore, changes to the fair value of the interest rate swap are reflected in “Other expense (income), net” within the Consolidated Statement of Operations.

The effects of derivative instruments on the consolidated statements of operations were as follows for the periods presented (amounts presented excluded any income tax effects):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Location:
Other expense (income), net	$(1,145)	$(639)	$(3,098)	$(1,393)

9. Employee Stock Plans

The Company maintains several share-based compensation plans which are more fully described below.  Total stock-based compensation expense related to all of the Company’s stock awards was included in various operating expense categories for the periods included below, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Cost of revenue	$110	$36	$218	$64
Product development	347	187	1,044	475
Sales and marketing	1,132	455	2,018	1,160
General and administrative	1,305	424	3,485	1,147
	$2,894	$1,102	$6,765	$2,846

2007 Restricted Preferred Stock Plan

The maximum number of restricted Series A Preferred shares authorized and issued under the 2007 Restricted Preferred Stock Plan was 2,033,320, all of which were granted on June 15, 2007, in conjunction with the Merger. At the closing of the initial public offering, all outstanding shares of Series A Preferred Stock converted to Common Stock, including unvested restricted Series A Preferred shares. At September 30, 2011, there were no shares of Series A Preferred Stock issued or outstanding.

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

The following table summarizes the weighted average values of the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the period presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Expected volatility	57.4%	78.1%	57.4%	77.1%
Expected life of option	6.14 Years	6.19 Years	6.01 Years	6.17 Years
Risk free interest rate	1.3%	2.0%	2.0%	2.5%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The following table summarizes stock option activity for the three and nine months ended September 30, 2011:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	2,779,471	$6.53
Granted	853,000	25.89
Exercised	(279,202)	3.16
Forfeited	(118,009)	9.82
Outstanding at March 31, 2011	3,235,260	11.81
Granted	203,000	21.74
Exercised	(47,371)	4.11
Forfeited	(156,777)	9.31
Outstanding at June 30, 2011	3,234,112	12.67
Granted	541,250	7.66
Exercised	(75,028)	4.89
Forfeited	(168,985)	13.59
Outstanding at September 30, 2011	3,531,349	$12.02

At September 30, 2011 the aggregate intrinsic value of stock options outstanding and exercisable was $34,589 and $15,574, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the calculated fair value of such awards as of each respective period-end date.

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

The following table summarizes non-vested stock option activity for the three and nine months ended September 30, 2011:

	Shares	Weighted Average Grant Date Fair Value
Non-vested options outstanding at December 31, 2010	2,072,983	$6.28
Granted	853,000	14.70
Vested	(321,109)	5.47
Forfeited	(115,348)	7.53
Non-vested options outstanding at March 31, 2011	2,489,526	9.21
Granted	203,000	12.09
Vested	(130,147)	4.31
Forfeited	(155,921)	6.71
Non-vested options outstanding at June 30, 2011	2,406,458	9.88
Granted	541,250	4.15
Vested	(228,155)	6.15
Forfeited	(163,257)	7.74
Non-vested options outstanding at September 30, 2011	2,556,296	$9.01

Stock-based compensation expense for the Company’s stock options under the 2007 Stock Option and Grant Plan and 2010 Equity Incentive Plan, during the three and nine months ended September 30, 2011 was $1,776 and $4,559, respectively, and $750 and $1,763, for the three and nine months ended September 30, 2010, respectively.

Restricted Stock Awards (“RSAs”)

Information concerning RSA’s outstanding under the 2010 Equity Incentive Plan is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at December 31, 2010	568,451	$3.29
Vested and exchanged for Common Stock	(103,182)	2.32
Forfeited	(144,643)	7.73
Non-vested shares at March 31, 2011	320,626	1.59
Granted	5,130	29.24
Vested and exchanged for Common Stock	(89,841)	1.62
Forfeited	(2,143)	1.59
Non-vested shares at June 30, 2011	233,772	2.20
Granted	43,993	16.48
Vested and exchanged for Common Stock	(88,498)	3.67
Forfeited	(39,286)	17.69
Non-vested shares at September 30, 2011	149,981	$8.74

The aggregate intrinsic value of RSAs outstanding at September 30, 2011 was $3,076.  The intrinsic value for RSAs is calculated based on the par value of the underlying awards and the calculated fair value of such awards as of each period-end date.

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

At September 30, 2011, there was $852 of total unrecognized compensation cost related to non-vested RSAs, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 0.83 years. Stock-based compensation expense for the Company’s RSAs under the 2007 Stock Option and Grant Plan and the 2010 Equity Incentive Plan, for the three and nine months ended September 30, 2011 was $759 and $1,113, respectively, and $346 and $965, for the three and nine months ended September 30, 2010, respectively.

Restricted Stock Units (“RSUs”)

There were 78,643 RSUs awarded during the three months ended September 30, 2011 and 157,643 during the nine months ended  September 30, 2011. No RSUs were granted during the three and nine months ended September 30, 2010.

The following table summarizes RSU activity for the nine months ended September 30, 2011:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at December 31, 2010	100,000	$20.03
Granted	-	-
Vested and issued	-	-
Forfeited	-	-
Non-vested shares at March 31, 2011	100,000	20.03
Granted	79,000	21.74
Vested and issued	-	-
Forfeited	-	-
Non-vested shares at June 30, 2011	179,000	20.78
Granted	78,643	7.66
Vested and issued	(26,786)	20.03
Forfeited	-	-
Non-vested shares at September 30, 2011	230,857	$16.40

The aggregate intrinsic value of RSUs outstanding at September 30, 2011 was $4,735. The intrinsic value for RSUs is calculated based on the par value of the underlying awards and the calculated fair value of such awards as of each period-end date.

At September 30, 2011, there was $3,386 of total unrecognized compensation cost related to non-vested RSUs, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 3.95 years. Stock based compensation for RSUs during the three and nine months ended September 30, 2011 and 2010, was $299, $654, $0 and $0, respectively.

Modification of Awards

During the three months ended September 30, 2011, pursuant to a separation agreement for one individual, the Company extended the vesting terms for certain outstanding equity awards beyond the individual’s separation date, resulting in a modification of the awards for accounting purposes. As a result of the extended vesting term and remeasurement of the modified award, the Company recorded an additional $611 in stock-based compensation costs during the three months ended September 30, 2011.

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

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

The 2010 ESPP permits a participating employee to make contributions to purchase shares of Common Stock by having withheld from his or her salary a minimum of 10 dollars ($10) per pay period, up to a maximum of 10% of the employees’ salary per pay period. Under the 2010 ESPP, eligible employees of the Company may elect to participate up to 15 business days prior to the offering date. On the exercise date, a participating employee’s contributions will be used to purchase up to 5,000 shares of Common Stock for the participating employee. In addition to the 5,000 share purchase limit, the cost of shares purchased under the plan by a participating employee cannot exceed $25,000 in any plan year. The purchase price for each share will be 85% of the fair market value, as defined in the 2010 ESPP, of the Common Stock on either the offering date or the exercise date, whichever is less.

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

During the three months ended September 30, 2011, 45,887 shares were issued under the 2010 ESPP Plan, at a price of $6.38 per share, which represented 85% of the market price of the Common Stock on September 30, 2011, the exercise date, which was lower than the market price of the Common Stock on July 1, 2011, the offering date.

For the three and nine months ended September 30, 2011, the weighted average grant-date fair value of ESPP rights arising from elections made by ESPP participants was $1.30 and $4.52, respectively. The fair value of ESPP rights that vested during the three and nine months ended September 30, 2011, was $60 and $439, respectively.

The fair value for the employee stock purchase plan rights (‘‘ESPP rights’’) was estimated using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Expected volatility	40.8%	-	39.9%	-
Expected life	0.25 Years	-	0.25 Years	-
Risk free interest rate	0.02%	-	0.06%	-
Expected dividend yield	0.0%	-	0.0%	-

At September 30, 2011, there were no outstanding ESPP rights, due to the exercise date of the offering period being the same date as the end of the fiscal quarter.  Therefore, the aggregate intrinsic value of ESPP outstanding at September 30, 2011, was $0. Additionally, as of September 30, 2011, there was no unrecognized compensation cost related to non-vested ESPP rights, as all of the ESPP rights were vested at September 30, 2011. Stock-based compensation expense related to the Company’s 2010 ESPP for the three and nine months ended September 30, 2011 was $60 and $439, respectively and $0 and $0, for the three and nine months ended September 30, 2010, respectively.

10. Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, excluding the dilutive effects of Common Stock equivalents. Common Stock equivalents include stock options, unvested shares of restricted Common Stock and unvested shares of restricted stock units. Diluted net income (loss) per share includes the dilutive effect of stock options, restricted shares of Common Stock and restricted stock units, under the treasury stock method.

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income (loss) per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Numerator:
Net income (loss)	$764	$(4,031)	$1,254	$(13,454)
Denominator:
Basic shares:
Weighted-average common shares outstanding	53,912,637	18,056,423	53,140,869	6,153,359
Diluted shares:
Weighted-average shares used to compute basic net income (loss) per share	53,912,637	18,056,423	53,140,869	6,153,359
Effect of potentially dilutive securities:
Options to purchase Common Stock	654,847	―	1,089,161	―
Unvested shares of restricted stock awards	78,094	―	153,151	―
Unvested shares of restricted stock units	―	―	13,152	―

Weighted-average shares used to compute diluted net income (loss) per share	54,645,578	18,056,423	54,396,333	6,153,359

Net income (loss) per share:
Basic	$0.01	$(0.22)	$0.02	$(2.19)
Diluted	$0.01	$(0.22)	$0.02	$(2.19)

The following outstanding options, unvested shares of restricted stock awards and unvested shares of restricted stock units were excluded from the computation of diluted net income (loss) per share for the periods presented as their effect would have been antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Options to purchase Common Stock	2,725,873	2,795,866	1,345,956	2,795,866
Unvested shares of restricted stock awards	33,236	671,635	17,890	671,635
Unvested shares of restricted stock units	69,175	―	51,449	―

11.  Related Party Transactions

On April 27, 2011, the Board elected J. Chris Scalet as a Class I director of the Company.  Mr. Scalet is currently Executive Vice President, Global Services and Chief Information Officer of Merck & Co., Inc. (“Merck”), a global research-driven pharmaceutical company.  Affiliates of Merck are customers of the Company in the ordinary course of business.  Revenue generated from Merck and its affiliates for the three and nine months ended September 30, 2011 totaled approximately $697 and $1,065, respectively.  At September 30, 2011 amounts due from Merck and its affiliates totaled approximately $838.

INTRALINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

12. Commitments and Contingencies

Legal Proceedings

The Company is party to various legal matters and claims arising in the ordinary course of business. The Company does not currently expect that the final resolution of these ordinary course matters will have a material adverse impact on its financial position, results of operations or liquidity.

13.  Comprehensive Income (Loss)

Comprehensive Income (Loss) is comprised of two components, net income (loss) and other comprehensive income (loss). For the three and nine months ended September 30, 2011 and 2010, comprehensive income (loss) consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income (loss)	$764	$(4,031)	$1,254	$(13,454)

Foreign currency translation adjustments, net of tax	72	31	(124)	126

Total other comprehensive income (loss), net of tax	72	31	(124)	126

Comprehensive income (loss)	$836	$(4,000)	$1,130	$(13,328)

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

We deliver our solutions entirely through a multi-tenant SaaS architecture in which a single instance of our software serves all of our customers. Our business model has provided us with a high level of revenue visibility. We sell our solutions directly through an enterprise sales team with industry-specific expertise, and indirectly through a customer referral network and channel partners. During the nine months ended September 30, 2011, we generated $160.6 million in revenue, of which approximately 40% was derived from international sales across 61 countries.

Key Metrics

Our management relies on certain performance indicators to manage and assess our business.  The key performance indicators set forth below help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies.  The non-GAAP measures of our performance, including adjusted gross margin, adjusted EBITDA and adjusted EBITDA margin are defined and discussed under “Non-GAAP Financial Measures” below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Consolidated Statement of Operations Data:
Total revenue	$54,826	$47,874	$160,569	$132,214
Non-GAAP Gross margin	79.9%	82.1%	80.0%	81.1%
Non-GAAP adjusted Operating income	$12,825	$12,137	$34,783	$30,548
Non-GAAP adjusted Net income	$5,984	$3,796	$17,798	$6,323
Non-GAAP adjusted EBITDA	$18,022	$16,668	$50,184	$42,685
Non-GAAP adjusted EBITDA margin	32.9%	34.8%	31.3%	32.3%

Consolidated Balance Sheet Data:
Deferred revenue at September 30,	$41,533	$35,239	$41,533	$35,239

Consolidated Statement of Cash Flows Data:
Cash flows provided by operations	$13,643	$11,887	$35,115	$15,972
Free cash flow	$6,716	$7,122	$16,182	$(3,048)

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

Management defines its non-GAAP financial measures as follows:

▪	Non-GAAP gross margin represents the corresponding GAAP measure adjusted to exclude (1) stock-based compensation expense, and (2) amortization of intangible assets.
▪
Non-GAAP adjusted operating income represents the corresponding GAAP measure adjusted to exclude (1) stock-based compensation expense, (2) amortization of intangible assets, and (3) costs related to public stock offerings.

▪
Non-GAAP adjusted net income represents the corresponding GAAP measure adjusted to exclude (1) stock-based compensation expense, (2) amortization of intangible assets, (3) costs related to public stock offerings, and (4) costs related to debt repayments.  Non-GAAP adjusted net income is calculated using an estimated long-term effective tax rate.

▪
Non-GAAP adjusted EBITDA represents net income (loss) adjusted to exclude (1) interest expense, net of interest income, (2) income tax provision (benefit), (3) depreciation and amortization, (4) amortization of intangible assets, (5) stock-based compensation expense, (6) amortization of debt issuance costs, (7) loss on extinguishment of our debt, (8) other expense (income), net and (9) costs related to public stock offerings.

▪	Free cash flow represents cash flow from operations less capital expenditures.
▪	Metrics presented as non-GAAP margins represent the respective non-GAAP measures as a percentage of revenue.

Management believes that these non-GAAP financial measures, when viewed with our results under U.S. GAAP and the accompanying reconciliations, provide useful information about our period-over-period growth and provide additional information that is useful for evaluating our operating performance and manage the cash needs of our business.  Additionally, management believes that these non-GAAP financial measures provide a more meaningful comparison of our operating results against those of other companies in our industry, as well as on a period to-period basis, because these measures exclude items that are not representative of our operating performance, such as amortization of intangible assets, interest expense and fair value adjustments to the interest rate swap. Management believes that including these costs in our results of operations results in a lack of comparability between our operating results and those of our peers in the industry, the majority of which are not highly leveraged and do not have comparable amortization costs related to intangible assets. However, non-GAAP gross margin, non-GAAP adjusted operating income, non-GAAP adjusted net income, non-GAAP adjusted EBITDA and margin and free cash flow are not measures of financial performance under U.S. GAAP and, accordingly, should not be considered as alternatives to gross margin, operating income, net income (loss), and cash flows provided by operations as indicators of operating performance.

The table below provides reconciliations between the non-U.S. GAAP financial measures discussed above to the comparable U.S. GAAP measures:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Gross profit	$40,387	$35,958	$118,377	$97,267
Gross margin	73.7%	75.1%	73.7%	73.6%
Cost of revenue - stock-based compensation expense	110	36	218	64
Cost of revenue - amortization of intangible assets	3,309	3,309	9,927	9,928
Non-GAAP Gross profit	$43,806	$39,303	$128,522	$107,259
Non-GAAP Gross margin	79.9%	82.1%	80.0%	81.1%

Income from operations	$2,774	$3,564	$6,489	$4,898
Stock-based compensation expense	2,894	1,102	6,765	2,846
Amortization of intangible assets	7,157	7,157	21,472	21,583
Costs related to public stock offerings	―	314	57	1,221
Non-GAAP adjusted Operating income	$12,825	$12,137	$34,783	$30,548

Net loss before income tax	$(507)	$(7,464)	$(265)	$(20,893)
Stock - based compensation expense	2,894	1,102	6,765	2,846
Amortization of intangible assets	7,157	7,157	21,472	21,583
Costs related to public stock offerings	―	314	57	1,221
Costs related to debt repayments	―	5,609	―	5,609
Non-GAAP adjusted Net Income before tax	9,544	6,718	28,029	10,366
Non-GAAP Income tax provision	3,560	2,922	10,231	4,043
Non-GAAP adjusted Net income	$5,984	$3,796	$17,798	$6,323

Net income (loss)	$764	$(4,031)	$1,254	$(13,454)
Interest expense, net	2,552	5,862	8,146	19,998
Income tax benefit	(1,271)	(3,433)	(1,519)	(7,439)
Depreciation and amortization	5,197	4,531	15,401	12,137
Amortization of intangible assets	7,157	7,157	21,472	21,583
Stock-based compensation expense	2,894	1,102	6,765	2,846
Amortization of debt issuance costs	214	1,111	1,155	2,026
Loss on extinguishment of debt	―	4,974	―	4,974
Other expense (income), net(1)	515	(919)	(2,547)	(1,207)
Costs related to public stock offerings	―	314	57	1,221
Non-GAAP adjusted EBITDA	$18,022	$16,668	$50,184	$42,685
Non-GAAP adjusted EBITDA margin	32.9%	34.8%	31.3%	32.3%

Cash flow provided by operations	$13,643	$11,887	$35,115	$15,972
Capital expenditures	(6,927)	(4,765)	(18,933)	(19,020)
Free cash flow	$6,716	$7,122	$16,182	$(3,048)

(1)	“Other expense (income), net” primarily includes foreign currency transaction gains and losses and fair value adjustments to our interest rate swap.

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

During the nine months ended September 30, 2011, there were no material changes to our significant accounting policies from those contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, other than those disclosed below.

Other Revenues

On November 25, 2008, one of our primary facilities sustained water damage from a fire on a floor above, resulting in an interruption to our operations. We filed a claim under our business interruption insurance policy for lost revenue caused by the down-time experienced subsequent to the loss event. We received insurance proceeds totalling $0.6 million during the nine months ended September 30, 2011, in response to the business interruption claim.  Business interruption insurance proceeds are classified as “Other revenue” in the Consolidated Statement of Operations for the three and nine months ended September 30, 2011.

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

The adoption of this revised authoritative guidance did not have a significant impact on our consolidated financial statements for the nine months ended September 30, 2011. Additionally, we do not currently foresee any changes to our services or pricing practices that will have a significant effect on our consolidated financial statements in periods after the initial adoption, although this could change.  We will continue to evaluate the nature of the services offered to our customers under fixed commitment contracts, as well as our pricing practices, to determine if a change in policy or disclosures is warranted in future periods.

On September 15, 2011, the FASB issued authoritative guidance which gives entities the option of performing a qualitative assessment of goodwill prior to calculating the fair value of a reporting unit in “step 1” of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test is required to be performed. The guidance is effective for all entities for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We adopted the authoritative guidance effective October 1, 2011 and will apply the guidance to our annual goodwill impairment assessment during the fourth quarter of 2011.  The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

On May 12, 2011, the FASB issued revised authoritative guidance covering fair value measurements and disclosures.  The amended guidance include provisions for (1) the application of concepts of highest and best use and valuation premises, (2) an option to measure groups of offsetting assets and liabilities on a net basis, (3) incorporation of certain premiums and discounts in fair value measurements, and (4) measurement of the fair value of certain instruments classified in shareholders’ equity.  The revised guidance is effective for interim and annual periods beginning after December 15, 2011.  There will be no impact to our consolidated financial results as the amendments relate only to changes in financial statement presentation.

On June 16, 2011, the FASB issued revised authoritative guidance covering Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements.  The revised guidance removes the presentation options in the current guidance and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income, or two separate but consecutive statements. The revised authoritative guidance does not change the items that must be reported in other comprehensive income.  The revised guidance is effective for interim and fiscal years beginning after December 15, 2011. The adoption of this revised guidance is not expected to have a material impact on our consolidated financial statements.

Results of Operations

The following table sets forth consolidated statements of operations data for each of the periods indicated as a percentage of total revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue	99.1%	100.0%	99.6%	100.0%
Other revenue	0.9%	0.0%	0.4%	0.0%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	26.3%	24.9%	26.3%	26.4%
Gross profit	73.7%	75.1%	73.7%	73.6%
Operating expenses:
Product development	6.5%	10.5%	9.1%	10.4%
Sales and marketing	43.3%	42.0%	42.0%	44.1%
General and administrative	18.8%	15.1%	18.5%	15.4%
Total operating expenses	68.6%	67.7%	69.7%	69.9%
Income from operations	5.1%	7.4%	4.0%	3.7%
Interest expense, net	4.7%	12.2%	5.1%	15.1%
Amortization of debt issuance costs	0.4%	2.3%	0.7%	1.5%
Loss on extinguishment of debt	0.0%	10.4%	0.0%	3.8%
Other expense (income), net	0.9%	(1.9)%	(1.6)%	(0.9)%
Net loss before income tax	(0.9)%	(15.6)%	(0.2)%	(15.8)%
Income tax benefit	(2.3)%	(7.2)%	(0.9)%	(5.6)%
Net income (loss)	1.4%	(8.4)%	0.8%	(10.2)%

Comparison of the Three Months Ended September 30, 2011 and 2010

Revenue

Revenue increased to $54.6 million for the three months ended September 30, 2011, from $47.9 million for the three months ended September 30, 2010.  For the three months ended September 30, 2011, approximately 26% of the contracts we entered into with our customers were based in foreign currency.  Comparatively, during the three months ended September 30, 2010, approximately 16% of the contracts we entered into with our customers were based in foreign currency.  This increase in foreign transactions is primarily driven by the growth in our Brazilian entity.  Foreign exchange transaction gains and losses are recorded in “Other expense (income), net” on the Consolidated Statement of Operations.  See Item 3: Quantitative and Qualitative Disclosures about Market Risk within this Quarterly Report on Form 10-Q for additional details.

The following table sets forth revenues by our principal markets, Enterprise, Mergers and Acquisitions (“M&A”) and Debt Capital Markets (“DCM”), for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, the percentage increase or decrease between those periods, and the percentage of total revenue that each principal market represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	September 30,				September 30,
	2011	2010	Increase	% Increase	2011	2010
Enterprise	$24,502	$22,082	$2,420	11.0%	44.7%	46.1%
M&A	21,548	18,153	3,395	18.7%	39.3%	37.9%
DCM	8,269	7,639	630	8.2%	15.1%	16.0%
Other revenue	507	―	507	100.0%	0.9%	0.0%
Total revenue	$54,826	$47,874	$6,952	14.5%	100.0%	100.0%

Enterprise – The results for the three months ended September 30, 2011 reflect an increase in Enterprise revenue of $2.4 million or 11.0%, as compared to the three months ended September 30, 2010.   The increase in Enterprise revenue for the three month period, as compared to the prior year period, was driven by an increased customer base and higher exchange utilization.  This activity reflects the wider adoption of our services across customers’ organizations.  We attribute this growth to our increased investment in Enterprise-related product development initiatives, additional sales head count and marketing resources dedicated to this market.  We believe our revenue growth going forward will be driven by the following key trends: expanded geographic and industry focus to establish a wider distribution of our services, ongoing investment in our platform to continue to meet customer needs, and increased focus on providing the types of services that generate repeat business and expand our subscription base. We believe that the resources invested in our platform, as well as our operational infrastructure, will allow us to better serve larger clients on a global basis. Additionally, we believe the Enterprise principal market represents a significant long-term expansion opportunity and we plan to continue to invest in resources dedicated to serving this market.

M&A – The results for the three months ended September 30, 2011 reflect an increase in M&A revenue of $3.4 million, or 18.7%, as compared to the three months ended September 30, 2010.   The increase in M&A revenue during the three month period, as compared to the prior year period, reflects a higher volume of business transactions, with total deals won growing to 772 during the three months ended September 30, 2011, compared to 673 deals won in the prior period.  Additionally, the increase was driven by the capture of market share from our competition.  Our growth in this principal market will be driven primarily by our ability to continue to increase our market share by winning business from our competition and by penetrating sectors, both geographic and deal size dependent, that are currently not yet taking advantage of services such as ours.  Overall macroeconomic conditions will impact our growth in this principal market.  We plan to continue to invest in our platform as well as our operating, sales and servicing infrastructures to enhance our offering for existing customers and attract new customers.

DCM – The results for the three months ended September 30, 2011 reflect an increase in DCM revenue of $0.6 million, or 8.2%, as compared to the three months ended September 30, 2010.  During the three months ended September 30, 2011, the increase in DCM revenue was primarily driven by higher service utilization reflecting customer activity levels, specific to DCM.  We believe results in this principal market will continue to generally be in line with macroeconomic conditions and also reflect the maturity of this market in terms of organizations adopting services such as ours, as well as our current leading market position.  We plan to increase our growth potential in this market primarily through a focus on product development initiatives, which we believe will allow us to expand the level of services provided to our existing customer base, attract customers away from our competition and allow us to enter adjacent and similar markets to expand our customer reach.

Other Revenue – The results for the three months ended September 30, 2011 included $0.5 million of business interruption insurance proceeds received during the period, as a result of a claim filed for lost revenue from an interruption to our operations, caused by water damage to one of our primary facilities from a fire on a floor above.  There were no comparable amounts received or recorded during the prior year comparable period.

Cost of Revenue and Gross Margin

The following table presents cost of revenue, gross profit and gross margin for the three months ended September 30, 2011, compared to the three months ended September 30, 2010:

	Three Months Ended
	September 30,		Increase
	2011	2010	(Decrease)	% Increase
Cost of revenue	$14,439	$11,916	$2,523	21.2%
Gross profit	40,387	35,958	4,429	12.3%
Gross margin	73.7%	75.1%	(1.4)%

The results for the three months ended September 30, 2011 reflect an increase in cost of revenue of $2.5 million, or 21.2%, as compared to the three months ended September 30, 2010.  The increase in cost of revenue for the three month period, as compared to the prior year period, was attributed primarily to (i) an increase of $0.9 million in amortization of capitalized software, reflecting an expanded product portfolio, (ii) an increase of $0.6 million in hosting costs to support revenue growth, continued data capacity and our expansion in the United Kingdom, and (iii) an increase of $0.2 million in recruitment, which is in line with growth plans.  Cost of revenue as a percentage of revenue was 26.3% for the three months ended September 30, 2011, compared to 24.9% for the three months ended September 30, 2010, driving gross margin to decrease by 1.4 percentage points for the three months ended September 30, 2011.

Operating Expenses

Total operating expenses for the three months ended September 30, 2011 increased by approximately $5.2 million, or 16.1%, as compared to the three months ended September 30, 2010.

The following table presents the components of operating expenses for the three months ended September 30, 2011, compared to the three months ended September 30, 2010:

	Three Months Ended
	September 30,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Product development	$3,587	$5,030	$(1,443)	(28.7)%
Sales and marketing	23,734	20,130	3,604	17.9%
General and administrative	10,292	7,234	3,058	42.3%
Total operating expenses	$37,613	$32,394	$5,219	16.1%

Product Development – The results for the three months ended September 30, 2011 reflect a decrease in product development expense of $1.4 million, or 28.7%, as compared to the three months ended September 30, 2010.  The decrease in product development expense for the three month period was primarily driven by an increase in the amount of costs capitalized, compared to the prior year period.  Product development expense as a percentage of revenue was 6.5% for the three months ended September 30, 2011, compared to 10.5% for the three months ended September 30, 2010.

	Three Months Ended
	September 30,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Capitalized software	$5,771	$3,926	$1,845	47.0%
Product development expense	3,587	5,030	(1,443)	(28.7)%
Total product development costs	$9,358	$8,956	$402	4.5%

For the three months ended September 30, 2011, product development costs totaled $9.4 million, consisting of $5.8 million of capitalized software related to product development enhancements and $3.6 million in product development expense.  For the three months ended September 30, 2010, product development costs totaled $8.9 million, consisting of $3.9 million of capitalized software related to product development enhancements and $5.0 million of product development expense.  For the three month period, as compared to the prior year period, total product development costs increased by $0.4 million, essentially unchanged from the prior year.  Total product development costs as a percentage of revenue was 17.1% for the three months ended September 30, 2011, compared to 18.7% for the three months ended September 30, 2010.

Sales and Marketing – The results for the three months ended September 30, 2011 reflect an increase in sales and marketing expense of $3.6 million, or 17.9%, as compared to the three months ended September 30, 2010.  The increase in sales and marketing expense for the three month period, as compared to the prior year period, was primarily driven by (i) an increase of  $1.5 million in head count-related expenses primarily salaries, bonus and benefits, (ii) an increase of $0.4 million in sales commission expense, which reflects both the higher level of sales achieved during the period by our internal sales representatives and our partners, as well as the impact of the revised 2011 commission plan for our internal sales representatives as compared to the 2010 plan, and (iii) an increase of $0.7 million in stock-based compensation, primarily driven by the modification of certain awards and accelerated expense recognition as a result of the departure of a key employee.  Sales and marketing expense as a percentage of revenue was 43.3% for the three months ended September 30, 2011, compared to 42.0% for the three months ended September 30, 2010.

General and Administrative – The results for the three months ended September 30, 2011 reflect an increase in general and administrative expense of $3.1 million, or 42.3%, as compared to the three months ended September 30, 2010.  The increase in general and administrative expense for the three month period, as compared to the prior year period, was primarily driven by (i) an increase of $0.9 million in stock-based compensation costs, driven by an increase in equity-based awards issued during the current year, as compared to prior year, (ii) an increase of $1.1 million in professional services to support the needs of our business as a public company, including international expansion, improvements in business systems and audit support, (iii) an increase of $0.5 million in system support and maintenance costs driven by system improvements and additional licenses to accommodate increased headcount, and (iv) an increase of $0.4 million of indirect taxes attributable to over Brazilian subsidiary.  General and administrative expense as a percentage of revenue was 18.8% for the three months ended September 30, 2011, compared to 15.1% for the three months ended September 30, 2010.

Non-Operating Expenses

The following table presents the components of non-operating expenses for the three months ended September 30, 2011 compared to the three months ended September 30, 2010:

	Three Months Ended
	September 30,			Increase	% Increase
	2011		2010	(Decrease)	(Decrease)
Interest expense, net		$2,552	$5,862	$(3,310)	(56.5)%
Amortization of debt issuance costs		$214	$1,111	$(897)	(80.7)%
Loss on extinguishment of debt	$	―	$4,974	$(4,974)	(100.0)%
Other expense (income), net		$515	$(919)	$(1,434)	(156.0)%

Interest Expense, Net

Interest expense, net for the three months ended September 30, 2011 decreased by $3.3 million, or 56.5%, compared to $5.9 million for the three months ended September 30, 2010.  The decrease was primarily driven by the use of net proceeds from our initial public stock offering in August 2010 and follow-on public stock offerings in December 2010 and April 2011, to repay a total of $206.1 million of our outstanding debt.  Interest expense, net represented 4.7% and 12.2% of total revenue for the three months ended September 30, 2011 and 2010, respectively.  In our consolidated statement of operations, interest expense is shown net of interest income.  Interest income for the three months ended September 30, 2011 and 2010 was not material.

Amortization of Debt Issuance Costs

Amortization of debt issuance costs for the three months ended September 30, 2011 decreased by $0.9 million, or 80.7%, as compared to the prior year three month period, primarily due to acceleration of $0.3 million representing the pro rata share of the original debt issuance costs incurred during the 2007 merger transaction, as it relates to the portion of debt that was repaid during the three months ended September 30, 2010.  In addition to the acceleration of the original debt issuance costs, we also incurred $0.3 million in issuance costs during the three months ended September 30, 2010 related to the amendment of the First and Second Lien Credit Facilities, which allowed us to change the priority of repayment and use the net proceeds from our initial public offering to first reduce outstanding indebtedness under the PIK Loan, with a portion of the remaining proceeds applied to Tranche B and C of the Second Lien Credit Facility, on a pro rata basis.  No comparable acceleration or additional costs were incurred during the three months ended September 30, 2011.  Amortization of debt issuance costs represented 0.4% and 2.3% of total revenue for the three months ended September 30, 2011 and 2010, respectively.

Loss on Extinguishment of Debt

During the three months ended September 30, 2010, we recorded $5.0 million as a loss on extinguishment of debt, which included a 4% prepayment penalty on the PIK Loan totaling $4.1 million, $0.7 million in accelerated recognition of original issuance costs and $0.2 million in issuance costs related to the amendment of the First and Second Lien Credit Facilities, which allowed us to change the priority of repayment and use the net proceeds from our initial public offering to reduce outstanding indebtedness under the PIK Loan.  No comparable costs were incurred during the three months ended September 30, 2011.

Other Expense (Income), Net

The major components of “Other expense (income), net” are fair value adjustments to our interest rate swap and foreign currency transaction gains and losses.  Other expense for the three months ended September 30, 2011 was $0.5 million, primarily driven by a decrease of $1.1 million in the fair value of our interest rate swap liability, offset by $1.6 million in foreign currency transaction losses.  Other income for the three months ended September 30, 2010 was $0.9 million, primarily driven by the decrease of $0.6 million in the fair value of our interest rate swap liability and $0.1 million in foreign currency transaction gains.

Income Tax Benefit

Our effective tax rate for the three month period ended September 30, 2011 of 250.8% differs from the U.S Federal statutory tax rate primarily due to the size of our pre-tax book loss of $0.3 million relative to stock-based compensation expenses for incentive stock options and the ESPP, foreign taxes, and state and local taxes, partially offset by tax benefits arising from research and development credits and disqualifying dispositions, by employees, of Common Stock issued under our qualified stock compensation plans.

For the three-month period ended September 30, 2010, our effective tax rate of 46.0% differs from the U.S Federal statutory tax rate primarily due to non-deductible interest expense, stock-based compensation expenses for incentive stock options and the ESPP, foreign taxes, and state and local taxes, partially offset by tax benefits arising from research and development credits, and disqualifying dispositions, by employees, of Common Stock issued under our qualified stock compensation plans.

Comparison of the Nine Months Ended September 30, 2011 and 2010

Revenue

Revenue increased to $160.6 million for the nine months ended September 30, 2011, from $132.2 million for the nine months ended September 30, 2010.  For the nine months ended September 30, 2011, approximately 24% of the contracts we entered into with our customers were based in foreign currency.  Comparatively, during the nine months ended September 30, 2010, approximately 15% of the contracts we entered into with our customers were based in foreign currency.  This increase in foreign transactions is driven by the growth in our Brazilian entity.  Foreign exchange transaction gains and losses are recorded in “Other expense (income), net” on the Consolidated Statement of Operations.  See Item 3: Quantitative and Qualitative Disclosures about Market Risk within this Quarterly Report on Form 10-Q for additional details.

The following table sets forth revenues by principal market for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, the percentage increase or decrease between those periods, and the percentage of total revenue that each principal market represented for those periods:

					% Revenue
	Nine Months Ended				Nine Months Ended
	2011	2010	Increase	% Increase	2011	2010
Enterprise	71,129	59,816	11,313	18.9%	44.3%	45.3%
M&A	62,814	48,578	14,236	29.3%	39.1%	36.7%
DCM	26,012	23,820	2,192	9.2%	16.2%	18.0%
Other revenue	614	―	614	100.0%	0.4%	0.0%
Total revenue	$160,569	$132,214	$28,355	21.4%	100.0%	100.0%

Enterprise – The results for the nine months ended September 30, 2011 reflect an increase in Enterprise revenue of $11.3 million, or 18.9%, as compared to the nine months ended September 30, 2010.  The increase in Enterprise revenue for the nine month period, as compared to the prior year period, was driven by an increased customer base, larger contract values for new customers, as well as higher exchange utilization.  This activity reflects the wider adoption of our services across customers’ organizations.  We attribute this growth to our increased investment in Enterprise-related product development initiatives, additional sales head count and marketing resources dedicated to this market.  We believe our revenue growth going forward will be driven by the following key trends: expanded geographic and industry focus to establish a wider distribution of our services, ongoing investment in our platform to continue to meet customer needs, and increased focus on providing the types of services that generate repeat business and expand our subscription base. We believe that the resources invested in our platform, as well as our operational infrastructure, will allow us to better serve larger clients on a global basis. Additionally, we believe the Enterprise principal market represents a significant long-term expansion opportunity and we plan to continue to invest in resources dedicated to serving this market.

M&A – The results for the nine months ended September 30, 2011 reflect an increase in M&A revenue of $14.3 million, or 29.5%, as compared to the nine months ended September 30, 2010.  The increase in M&A revenue for the nine month period, as compared to the prior year period, reflects a higher volume of business transactions with total deals growing to 2,164 during the nine months ended September 30, 2011, compared to 1,840 deals won in the prior period.  Additionally, the increase was driven by the capture of market share from our competition.  Our growth in this principal market will be driven primarily by our ability to continue to increase our market share by winning business from our competition and by penetrating sectors, both geographic and deal size dependent, that are currently not yet taking advantage of services such as ours.  Overall macroeconomic conditions will impact our growth in this principal market also.  We plan to continue to invest in our platform as well as our operating, sales and servicing infrastructures to enhance our offering for existing customers and attract new customers.

DCM – The results for the nine months ended September 30, 2011 reflect an increase in DCM revenue of $2.2 million, or 9.2%, as compared to the nine months ended September 30, 2010.  During the nine months ended September 30, 2011, the increase in DCM revenue was primarily driven by the improved overall market conditions, specific to DCM, and as a result we experienced greater service utilization and higher subscription overages.  We believe results in this principal market will continue to generally be in line with macroeconomic conditions and also reflect the maturity of this market in terms of organizations adopting services such as ours, as well as our current leading market position.  We plan to increase our growth potential in this market primarily through a focus on product development initiatives, which we believe will allow us to expand the level of services provided to our existing customer base, attract customers away from our competition and allow us to enter adjacent and similar markets to expand our customer reach.

Other Revenue - The results for the nine months ended September 30, 2011, included $0.6 million of business interruption insurance proceeds received during the period, as a result of a claim filed for lost revenue from an interruption to our operations, caused by water damage to one of our primary facilities from a fire on a floor above.  There were no comparable amounts received or recorded during the prior year comparable period.

Cost of Revenue and Gross Margin

The following table presents cost of revenue, gross profit and gross margin for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010:

	Nine Months Ended
	September 30,
	2011	2010	Increase	% Increase
Cost of revenue	$42,192	$34,947	$7,245	20.7%
Gross profit	118,377	97,267	21,110	21.7%
Gross margin	73.7%	73.6%	0.1%

The results for the nine months ended September 30, 2011 reflect an increase in cost of revenue of $7.2 million, or 20.7%, as compared to the nine months ended September 30, 2010.  The increase in cost of revenue for the nine month period, as compared to the prior year period, was attributed primarily to (i) an increase of $2.8 million in amortization of capitalized software costs, reflecting an expanded product portfolio, (ii) an increase of $1.9 million in head count-related expenses, primarily salaries required to support our revenue growth, (iii) an increase of $0.7 million in hosting costs to support revenue growth, continued data capacity and our expansion into the United Kingdom, (iv) a $0.4 million increase in rent costs primarily due to the expansions of our office locations to support our growing employee base, and (v) an increase of $0.3 million in recruitment, which is in line with growth plans.  Cost of revenue as a percentage of revenue was 26.3% for the nine months ended September 30, 2011, compared to 26.4% for the nine months ended September 30, 2010, driving improvements in gross margin of 0.1 percentage points for the nine months ended September 30, 2011.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2011 increased by approximately $19.5 million, or 21.1%, as compared to the nine months ended September 30, 2010.

The following table presents the components of operating expenses for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010:

	Nine Months Ended
	September 30,
	2011	2010	Increase	% Increase
Product development	$14,692	$13,774	$918	6.7%
Sales and marketing	67,461	58,256	9,205	15.8%
General and administrative	29,735	20,339	9,396	46.2%
Total operating expenses	$111,888	$92,369	$19,519	21.1%

Product Development – The results for the nine months ended September 30, 2011 reflect an increase in product development expense of $0.9 million, or 6.7%, as compared to the nine months ended September 30, 2010.  The increase in product development expense for the nine month period, as compared to prior year period, was primarily driven by (i) an increase of $2.1 million in head count-related expenses, largely salaries, in line with our plan to continue to invest in our expanded product portfolio, and (ii) an increase of $0.5 million in rent costs, primarily due to the expansions of our office locations to support our growing employee base.  This increase was partially offset by $1.5 million of additional development on launched platforms and commencement of various development initiatives that were capitalized in accordance with our accounting policies.  Product development expense as a percentage of revenue was 9.1% and 10.4% for the nine months ended September 30, 2011 and 2010, respectively.

Total product development costs comprise both capitalized software and product development expense.

	Nine Months Ended
	September 30,
	2011	2010	Increase	% Increase
Capitalized software	$14,414	$12,470	$1,944	15.6%
Product development expense	14,692	13,774	918	6.7%
Total product development costs	$29,106	$26,244	$2,862	10.9%

For the nine months ended September 30, 2011, product development costs totaled $29.1 million, comprised of $14.4 million of capitalized software related to product development enhancements and $14.7 million in product development expense.  For the nine months ended September 30, 2010, product development costs totaled $26.3 million, comprised of $12.5 million of capitalized software related to product development enhancements and $13.8 million of product development expense.  The increase in total product development costs of $2.9 million, or 10.9%, reflects a higher level of spending to support our focus on Enterprise-related and geography-related initiatives as well as increased support and maintenance costs reflecting an expanded product portfolio.  Total product development costs as a percentage of revenue was 18.1% for the nine months ended September 30, 2011, compared to 19.8% for the nine months ended September 30, 2010.

Sales and Marketing – The results for the nine months ended September 30, 2011 reflect an increase in sales and marketing expense of $9.2 million, or 15.8%, as compared to the nine months ended September 30, 2010.  The increase in sales and marketing expense for the nine month period, as compared to the prior year period, was primarily driven by (i) an increase of  $4.0 million in head count-related expenses primarily salaries, bonus, and benefits, which is partially offset by a decrease in recruiting costs of $0.7 million as a result of timing of new-hires within the sales organization and less reliance on outside recruiting consultants in the nine months ended September 30, 2011 as compared to the prior period, (ii) an increase of $1.5 million related to marketing programs and initiatives, and (iii) an increase of $3.2 million in sales commission expense, which reflects both the higher level of sales achieved during the period by our internal sales representatives and our partners, as well as the impact of the revised 2011 commission plan for our internal sales representatives as compared to the 2010 plan.  Sales and marketing expense as a percentage of revenue was 42.0% for the nine months ended September 30, 2011, compared to 44.1% for the nine months ended September 30, 2010.

General and Administrative – The results for the nine months ended September 30, 2011 reflect an increase in general and administrative expense of $9.4 million, or 46.2%, as compared to the nine months ended September 30, 2010.  The increase in general and administrative expense for the nine month period, as compared to the prior year period, was primarily driven by (i) an increase of $2.6 million in head count-related expenses, primarily salaries, reflecting additional people to support the growth strategy of our business, as well as our public company status, (ii) an increase of $2.3 million in stock-based compensation costs, driven by an increase in equity-based awards issued during the current year, as compared to prior year, (iii) an increase of $1.7 million in professional services to support the needs of our business as a public company, including international expansion, improvements in business systems and audit support, (iv) an increase of $0.5 million in insurance costs, largely for directors and officers insurance coverage, reflective of our public company status, (v) an increase of $1.0 million in system support and maintenance costs driven by system improvements and additional licenses to accommodate increased headcount, and (vi) an increase of $1.1 million of indirect taxes attributable to our Brazilian subsidiary.  General and administrative expense as a percentage of revenue was 18.5% for the nine months ended September 30, 2011, compared to 15.4% for the nine months ended September 30, 2010.

Non-Operating Expenses

The following table presents the components of non-operating expenses for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010:

	Nine Months Ended
	September 30,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Interest expense, net	$8,146	$19,998	$(11,852)	(59.3)%
Amortization of debt issuance costs	$1,155	$2,026	$(871)	(43.0)%
Loss on extinguishment of debt	$-	$4,974	$(4,974)	(100.0)%
Other expense (income), net	$(2,547)	$(1,207)	$1,340	111.0%

 Interest Expense, Net

Interest expense, net for the nine months ended September 30, 2011 decreased by $11.9 million, or 59.3%, compared to $20.0 million for the nine months ended September 30, 2010.  The decrease was primarily driven by the use of net proceeds from our initial public stock offering in August 2010 and follow-on public stock offerings in December 2010 and April 2011 to repay a total of $206.1 million of our outstanding debt.  Interest expense, net represented 5.1% and 15.1% of total revenue for the nine months ended September 30, 2011 and 2010, respectively.  In our consolidated statement of operations, interest expense is shown net of interest income.  Interest income for the nine months ended September 30, 2011 and 2010 was not material.

Amortization of Debt Issuance Costs

Amortization of debt issuance costs for the nine months ended September 30, 2011 decreased by $0.9 million, or 43.0%, as compared to the prior year nine month period, primarily due to acceleration of $0.3 million representing the pro rata share of the original debt issuance costs incurred during the 2007 merger transaction, as it relates to the portion of debt that was paid down during the nine months ended September 30, 2010.  In addition to the acceleration of the original debt issuance costs, we also incurred $0.3 million in issuance costs during the nine months ended September 30, 2010, related to the amendment of the First and Second Lien Credit Facilities, which allowed us to change the priority of repayment and use the net proceeds from our initial public offering to first reduce outstanding indebtedness under the PIK Loan, with a portion of the remaining proceeds applied to Tranche B and C of the Second Lien Credit Facility, on a pro rata basis.  Amortization of debt issuance costs represented 0.7% and 1.5% of total revenue for the nine months ended September 30, 2011 and 2010, respectively.

Loss on Extinguishment of Debt

During the nine months ended September 30, 2010, we recorded $5.0 million as a loss on extinguishment of debt, which included a 4% prepayment penalty on the PIK Loan totaling $4.1 million, $0.7 million in accelerated recognition of original issuance costs and $0.2 million in issuance costs related to the amendment of the First and Second Lien Credit Facilities, which allowed us to change the priority of repayment and use the net proceeds from our initial public offering to reduce outstanding indebtedness under the PIK Loan.  No comparable costs were incurred during the nine months ended September 30, 2011.

Other Expense (Income), Net

The major components of other expense (income), net are fair value adjustments to our interest rate swap and foreign currency transaction gains and losses.  Other income, net for the nine months ended September 30, 2011 was $2.5 million, primarily driven by a decrease of $3.1 million in the fair value of our interest rate swap liability, partially offset by $0.6 million in foreign currency transaction losses.  Other income, net for the nine months ended September 30, 2010 was $1.2 million, primarily driven by the decrease of $1.4 million in the fair value of our interest rate swap liability, partially offset by $0.3 million in foreign currency transaction losses.

Income Tax Benefit

Our effective tax rate for the nine month period ended September 30, 2011 of 573.2% differs from the U.S Federal statutory tax rate primarily due to the size of our pre-tax book loss of $0.5 million relative to the stock-based compensation expenses for incentive stock options and the ESPP foreign taxes, and state and local taxes, partially offset by tax benefits arising from research and development credits and, disqualifying dispositions by employees of Common Stock issued under our qualified stock compensation plans.

For the nine-month period ended September 30, 2010, our effective tax rate of 35.6% differs from the U.S Federal statutory tax rate primarily due to non-deductible interest expense, stock-based compensation expenses for incentive stock options and the ESPP, foreign taxes, and state and local taxes, partially offset by tax benefits arising from research and development credits, and disqualifying dispositions by employees of Common Stock issued under our qualified stock compensation plans.

Cash Flows

	Nine Months Ended
	September 30,
	2011	2010

Cash and cash equivalents	$47,647	$31,296
Cash provided by operating activities	35,115	15,972
Cash used in investing activities	(39,392)	(16,530)
Cash provided by financing activities	1,513	1,414
Effect of exchange rates on cash and cash equivalents	(56)	(41)
Net (decrease) increase in cash and cash equivalents	$(2,820)	$815

Operating Activities

Cash flows provided by operating activities during the nine months ended September 30, 2011 were $35.1 million, primarily as a result of $42.6 million in cash generated by operations, partially offset by a net decrease in our operating assets and liabilities of $7.5 million. This net decrease in operating assets and liabilities primarily consisted of: (i) a $2.9 million increase in prepaid expenses and other assets primarily related to the timing of contractual and statutory obligations, (ii) $5.8 million increase in accounts receivable, offset by $3.6 million increase in deferred revenue, primarily driven by an increase in business activity for the period resulting in higher invoicing, and (iii) a decrease of $2.0 million of accrued expenses and other liabilities primarily driven by timing of payments.  Additionally, cash flows provided by operating activities during the nine months ended September 30, 2011 consisted of a net income of $1.3 million plus the impact of non-cash items including amortization of intangible assets of $21.5 million, depreciation and amortization of $15.4 million, non-cash stock-based compensation of $6.8 million and an unrealized gain on the interest rate swap of $3.1 million.

Cash flows provided by operating activities during the nine months ended nine months ended September 30, 2010 were $16.0 million, primarily as a result of $25.7 million in cash generated by operations, partially offset by a net decrease in our operating assets and liabilities of $9.7 million. This net decrease in operating assets and liabilities primarily consisted of: (i) a $3.2 million decrease in accounts payable due to timing of payments (ii) a $11.2 million increase in accounts receivable, offset by $8.7 million increase in deferred revenue, primarily driven by an increase in business activity for the period resulting in higher invoicing.  Additionally, cash flows provided by operating activities during the nine months ended September 30, 2010 included a net loss of $13.5 million offset by the impact of non-cash items including amortization of intangible assets of $21.6 million, depreciation and amortization of $12.1 million, non-cash interest expense of $4.9 million, non-cash stock-based compensation of $2.8 million and an unrealized gain on the interest rate swap of $1.4 million.

 Investing Activities

Cash used in investing activities for the nine months ended September 30, 2011 and 2010 was $39.4 million and $16.5 million, respectively.  Cash used in investing activities included purchases of investments during the nine months ended September 30, 2011 and 2010, which totalled $20.5 million and $4.3 million, respectively and consisted primarily of commercial paper and corporate bonds in 2011 and bank time deposits with maturities greater than three months in 2010.  Sales of investments during the nine months ended September 30, 2010 totalled $6.8 million and consisted primarily of redemptions of our auction rate securities and maturities of the bank time deposits purchased during the year.  Cash used in investing activities related to capital expenditures for infrastructure during the nine months ended September 30, 2011 and 2010 was $4.5 million and $6.5 million, respectively. Investments in capitalized software development costs for the nine months ended September 30, 2011 and 2010 were $14.4 million and $12.5 million, respectively. We anticipate capital expenditures and investments in our software development may increase in future periods, in line with our growth strategy.  Capital expenditures are currently restricted to $25.0 million on an annual basis, under the covenants of our First Lien Credit Facility.

Financing Activities

Cash flows provided by financing activities for the nine months ended September 30, 2011 were $1.5 million, primarily consisting of $2.5 million in proceeds from the issuance of common stock, pursuant to exercises of stock options and our ESPP, as well as $35.0 million received in connection with our successful follow-on public stock offering which closed in April 2011.  The cash received was partially offset by $35.4 million of debt repayments made during the nine months ended September 30, 2011, including our mandatory quarterly debt repayments and the voluntary prepayment on our First Lien Credit Facility using the net proceeds from our April 2011 follow-on public stock offering.  Additionally, during the nine months ended September 30, 2011 we incurred $0.5 million of costs associated with our public offerings.

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

The term loans under the First Lien Credit Agreement, as amended, bear interest at the higher of the Eurodollar Rate (as defined in the credit agreement) or 1.50% plus 4.25% per annum, which was 5.75% at September 30, 2011. Interest payments on the First Lien Credit Facility are due on the last business day of each month. The First Lien Credit Facility also provides for a $15.0 million revolving line of credit, of which $12.9 million was unused as of September 30, 2011. As of September 30, 2011, $1.3 million of the revolving line of credit was reserved for standby letters of credit for several of our operating lease agreements related to our various office locations. Additionally, $0.8 million of the revolving line of credit was reserved for a standby letter of credit related to our corporate charge card utilized by executives and certain other employees.

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

Additionally, in July 2007, we entered into an interest rate swap agreement to fix the interest rate on our variable rate debt at 5.43% on a beginning notional amount of $170.0 million. The notional amount amortizes over a period ending June 30, 2012, and was $90.0 million at September 30, 2011. In March 2009, in conjunction with the elections made on the First and Second Lien Credit Facilities variable rate bases (from three-month LIBOR to one-month LIBOR, and quarterly interest payments to monthly), we amended the interest rate swap agreement to mirror the terms of the First and Second Lien Credit Facilities. The fixed rate payable on the interest rate swap was also revised from 5.43% to 5.25%, which was the rate in effect at September 30, 2011 and 2010.  The variable rate receivable is based on one-month LIBOR.

Prior to the repayment of our Second Lien Credit Facility during the year ended December 31, 2010, the Second Lien Credit Facility provided for two tranches of term loans. Tranche B in the amount of $30.0 million and Tranche C in the amount of $35.0 million.  Tranche B bore interest at the rate of 11.0% per annum and Tranche C bore interest at the Eurodollar Rate plus 5.75%, which was 6.1% at September 30, 2010.

Prior to the repayment of our PIK Loan during the year ended December 31, 2010, the PIK Loan provided for loans in the amount of $75.0 million and bore interest at a rate of 13.0% at September 30, 2010.  During the three months ended March 31, 2010, we elected to pay the quarterly interest of $3.2 million in cash.

Cash paid for interest on the loans described above, during the nine months ended September 30, 2011 and 2010, was $8.2 million and $15.0 million, respectively.

Due to the continued positive operating performance of our business and the absence of any acquisition activity, we have not needed to borrow additional amounts under our credit facilities or obtain additional financing to fund operations and capital expenditures.

Liquidity and Capital Resources

We currently use the net cash generated from operations to fund our working capital needs and our capital expenditure requirements. Our available financing arrangements include a $15.0 million revolving line of credit, of which $12.9 million is available to us as of September 30, 2011.  At September 30, 2011, we had approximately $47.7 million in cash and cash equivalents, $20.5 million in short-term investments, and $41.8 million in accounts receivable, net of allowances for doubtful accounts and credit reserves. We believe that we have sufficient cash resources to continue operations for at least the next 12 to 24 months.

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

There has been no change in our credit rating, since Standard & Poor’s lifted our corporate credit rating from B+ to BB- with a “stable” outlook on June 30, 2011.  Additionally, there has been no change in our issue-level rating on our First Lien Credit Facility since the rating was raised to BB+ from BB on June 30, 2011, in conjunction with the corporate credit rating change.

Our corporate credit ratings and outlooks as of September 30, 2011, are summarized in the table below.

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

Changes in our credit rating could adversely impact the interest rates on our First Lien Credit Facility.  Provided that at any time our corporate credit rating is B1 (stable) from Moody’s and at least B+ (stable) from Standard & Poor’s our Eurodollar rate margin will be 4.25%.  If our credit rating were to decline our Eurodollar rate margin would increase to 4.50%.

Contractual Obligations and Commitments

During the three months ended June 30, 2011, we used $34.6 million in net proceeds from our April 2011 follow-on public stock offering to repay indebtedness. The following table sets forth, as of June 30, 2011, certain significant cash obligations that will affect our future liquidity. During the three months ended September 30, 2011, there were no significant changes to our cash obligations presented below.

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

Operating Leases and Third-party Hosting Commitments

Our principal commitments consist of obligations under operating leases for office space in New York, Boston, London, Chicago, São Paolo, Hong Kong, Frankfurt, Sydney, Melbourne, San Francisco, and Singapore, expiring between October 2011 and January 2016.  Rent is amortized on a straight-line basis over the applicable lease terms. Our office space lease obligations may increase as a result of customary contractual escalation clauses or if we enter into new agreements to lease additional office space. In December 2009 we executed a new 10 year lease directly with the landlord for our corporate headquarters in New York, NY. The new lease began in August 2011 and provides for approximately 12 months of initial free rent and an allowance from the landlord to be used for office improvements and certain other payments of approximately $1.9 million. The future minimum lease payments of the new lease are included in the above table.

Our commitments to our third-party hosting provider expire in December 2013. Our hosting obligations are largely impacted by service expansion requirements in line with the growth of our business.

Uncertain Tax Positions

Tax reserves for uncertain tax positions of $3.8 million (including interest and penalties of $0.2 million) are included within “Other long term liabilities” on the September 30, 2011 consolidated balance sheet.

Unrecognized tax benefits totaled $3.6 million and $2.6 million at September 30, 2011 and December 31, 2010, respectively. The increase during the nine-month period ended September 30, 2011 consists of $0.4 million related to current tax positions claimed in various jurisdictions in which we operate, and an increase of $0.6 million as a result related to the remeasurement of certain prior year positions in various jurisdictions, based upon new developments and information available to us.  We do not expect that the balance of unrecognized tax benefits will significantly increase or decrease over the next twelve months.   We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

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

Interest Rate Sensitivity

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash and cash equivalents and short-term investments in a variety of securities, including money market funds, U.S. treasuries, and corporate debt securities. A 10% decrease in interest rates in the three and nine months ended September 30, 2011, or the three and nine months ended September 30, 2010, would not have had a material impact (on a total dollar basis) on our interest income during those periods, respectively, due to the immateriality of the interest income generated by our investments during those periods.

We maintain an interest rate swap agreement that, as of September 30, 2011, fixed the interest rate on 98% of our variable rate debt. The fair value of the interest rate swap derivative is measured based on dealer quotes and a credit valuation adjustment to reflect our credit risk, since the swap is in a liability position. The fair value measurement of the swap may fluctuate considerably from period-to-period due to volatility in underlying interest rates, which is driven by market conditions and the duration of the swap. For the three and nine months ended September 30, 2011 and 2010, a 10% increase or decrease in interest rates would have resulted in an increase or decrease of $0.1 million, to “Other expense (income), net,” within our consolidated statement of operations, respectively.

Foreign Currency Exchange Risk

During the three and nine months ended September 30, 2011, approximately 40% of our revenues were generated from sales across 61 countries outside of the United States.  Our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates, particularly between the U.S. Dollar, Pound Sterling and Euro.  During the three and nine months ended September 30 2011, the currency markets experienced significant fluctuations which caused us to incur foreign currency transaction losses of $1.7 million and $0.5 million, in those respective periods. For the three and nine months ended September 30, 2011, a 10% increase in foreign exchange rates would have resulted in an additional $0.4 million in foreign currency transaction losses to be recorded to “Other expense (income), net,” within our consolidated statement of operations.  Comparatively, a 10% decrease in foreign exchange rates would have resulted in a $1.7 million in foreign currency transaction gain to be recorded to “Other expense (income), net,” within our consolidated statement of operations for the three and nine months ended September 30, 2011.

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

PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

We are parties to various legal matters and claims arising in the ordinary course of business. We do not currently expect that the final resolution of these ordinary course matters will have a material adverse impact on our financial position, results of operations or liquidity.

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

INTRALINKS HOLDINGS, INC.

Date: November 14 2011	By:	/s/ J. Andrew Damico
J. Andrew Damico President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Anthony Plesner
Anthony Plesner Chief Financial Officer and Chief Administrative Officer (Principal Financial and Accounting Officer)