Form 10-K
period 2011-12-31
IntraLinks Holdings, Inc.
filed 2012-03-21
CIK 1488075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Based on the closing price of the Registrant’s common stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was June 30, 2011, the aggregate market value of its shares (based on a closing price of $17.28 per share) held by non-affiliates was approximately $636 million. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding common stock and common stock held by executive officers and directors of the registrant have been excluded because such persons are deemed to be “affiliates” as that term is defined under the rules and regulations promulgated under the Securities Act of 1933, as amended. This determination is not necessarily conclusive for other purposes.

The number of shares outstanding of the registrant’s common stock as of March 19, 2012 was 54,750,911. The registrant does not have any non-voting stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of the Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for the Registrant’s 2012 annual meeting of stockholders, which the registrant intends to file with the Securities and Exchange Commission within 120 days after the close of the Registrant’s fiscal year ended December 31, 2011.

INTRALINKS HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
For the year ended December 31, 2011

i

CORPORATE INFORMATION AND FORWARD-LOOKING STATEMENTS

Our Corporate Information

Our business was incorporated in Delaware as “IntraLinks, Inc.” in June 1996. In June 2007, we completed a merger (the “Merger”) pursuant to which IntraLinks, Inc. became a wholly-owned subsidiary of TA Indigo Holding Corporation, a newly-formed Delaware corporation owned by TA Associates, Inc. and certain stockholders of IntraLinks, Inc., including Rho Capital Partners, Inc. and former and current officers and employees of IntraLinks, Inc. The Merger was funded in part through term loans made under various credit facilities in an aggregate principal amount of $275.0 million. The Merger was accounted for under the purchase accounting method in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In 2010, we changed the name of TA Indigo Holding Corporation to “IntraLinks Holdings, Inc.” Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report” or “Form 10-K”) or the context otherwise requires, references to “IntraLinks,” “we,” “us,” “our,” the “Company” and similar references refer to IntraLinks Holdings, Inc. and its subsidiaries.

IntraLinks®, IntraLinks ExchangeSM, IntraLinks DesignerSM, IntraLinks CourierSM, IntraLinks DealspaceSM, IntraLinks ConnectSM and Extended EnterpriseTM and other trademarks and service marks of IntraLinks appearing in this Annual Report are the property of IntraLinks. Other trademarks or servicemarks appearing in this Annual Report are the property of their respective holders. Solely for convenience, the trademarks and trade names in this Annual Report are referred to without the®, TM and SM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

Forward-Looking Statement Safe Harbor

Some of the statements in this Annual Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to our operations and are based on our current expectations, estimates and projections. Words such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “predict,” “potential,” “continue,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “goals,” “in our view” and similar expressions are used to identify these forward-looking statements. The forward-looking statements contained in this Annual Report include, but are not limited to, statements about our internal control over financial reporting and remediation of the material weakness identified therein, our results of operations and financial condition and our plans, strategies and developments. Forward-looking statements are only predictions and as such, are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events or our future financial performance that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Many of the reasons for these differences include changes that occur in our continually changing business environment and other important factors, including those described in Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” You are strongly encouraged to read those sections carefully as the occurrence of the events described therein and elsewhere in this report could materially harm our business. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these statements speak only as of the date they were made and, except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

PART I

ITEM 1. BUSINESS

Overview

IntraLinks is a leading global provider of Software-as-a-Service (“SaaS”) solutions for securely managing content, exchanging critical business information and enabling inter-enterprise collaboration. Our cloud-based solutions allow organizations to control, track, search and exchange sensitive information inside and outside the firewall, all within a secure and easy-to-use environment. Our customers rely on our cost-effective solutions to manage large amounts of electronic information, accelerate information-intensive business processes, reduce time to market, optimize critical information workflow, meet regulatory and risk management requirements, and collaborate with business counterparties in a secure, auditable and compliant manner. We help our customers eliminate many of the inherent risks and inefficiencies of email, fax, courier services and other existing solutions to collaborate and exchange information.

At our founding in 1996, we introduced cloud-based collaboration for the debt capital markets industry and shortly thereafter extended our solutions to merger and acquisition transactions. Today we service enterprises and governmental agencies in over 63 countries across a variety of industries, including financial services, pharmaceutical, biotechnology, consumer, energy, industrial, legal, insurance, real estate and technology.

We deliver our solutions entirely through a cloud-based model where they are available on-demand over the Internet using a multi-tenant SaaS architecture in which a single instance of our software serves all of our customers. We sell our solutions directly through sales team with industry-specific expertise, and indirectly through a customer referral network and channel partners. In 2011, we generated $213.5 million in revenue, of which approximately 40% was derived from sales across 63 countries outside of the United States. We have generated positive cash flow from operations on an annual basis since 2003, including $54.7 million in 2011.

The IntraLinks Platform

We have built a highly secure and scalable, cloud-based, multi-tenant platform upon which we develop solutions that allow our customers to collaborate and manage and exchange critical information across organizational and geographic boundaries. We integrate content management, collaboration and social networking software into one platform that supports business collaboration and content exchange. The IntraLinks Platform scales from the needs of small groups and individuals within one organization to large teams of people across multiple enterprises, financial institutions and governmental agencies. Our platform helps transform a wide range of slow, expensive and information-intensive tasks into streamlined, efficient and real-time business processes. Examples include the following:

•	debt capital markets transactions, including loan syndication, agency and other financing activities;
•	due diligence for merger and acquisition transactions, initial public offerings (“IPOs”) and other strategic transactions;
•	private equity fundraising and investor reporting;
•	clinical trial management support and safety information exchange;
•	life sciences drug development support and licensing;
•	contract and vendor management;
•	corporate development and board reporting; and
•	corporate banking.

IntraLinks Exchanges

IntraLinks Exchanges are our primary solution for collaboration within and among organizations. They integrate the capabilities of content management, collaboration and social networking software into a cohesive work environment that is accessible from the Internet. IntraLinks Exchanges can be configured for a variety of uses, including the facilitation and management of a number of transactions and matters such as loan syndications, mergers and acquisitions, clinical trials support, investor reporting and capital management.

Users access and work in IntraLinks Exchanges primarily through a simple, intuitive and easy to use browser interface. Content within an IntraLinks Exchange can be accessed through our customers’ existing operating systems with an Internet connection. Users can also easily access the system with advanced mobile devices such as iPads, iPhones and BlackBerry products. In addition, we make available advanced, on-premise tools such as IntraLinks Designer for administrators and other users to simplify the uploading, organization and management of content. For example, IntraLinks Designer facilitates activities such as adding files and folders in bulk, dynamically indexing information and setting permissions for multiple users and user groups.

Inherent in each IntraLinks Exchange is the ability to manage content. This includes not only standard document management capabilities such as the ability to monitor document use to maintain version control, but also more sophisticated permissioning capabilities, such as document locking and protection, that can watermark content and control a user’s ability to view, print, forward and save content stored on the IntraLinks Exchange. Document locking and protection can be configured for users and groups on a bulk or per document basis.

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

IntraLinks Courier

IntraLinks Courier is an enterprise-class managed file transfer service that allows individuals and groups to support ad-hoc inter-enterprise collaboration allowing the exchange of content through the firewall in a controlled, secure and auditable manner. It is designed to enable the secure exchange of critical information among individuals and groups on a more one-off, ad hoc basis than an IntraLinks Exchange, which is designed for more sustained content sharing and collaboration.

IntraLinks Courier integrates the advanced capabilities of the IntraLinks Platform, including tracking and reporting, access history for compliance support, document-level restrictions for printing, forwarding and saving, and watermark security. Because the content is stored on the IntraLinks Platform, users can restrict file access to intended recipients and revoke access privileges even after packages are sent. Users access the IntraLinks Courier service through a simple web interface, a desktop application or an email plug in. IntraLinks Courier eliminates the file size limitations and inherent risk of email and file transfer protocol, or FTP, servers and the time and cost associated with overnight mail and physical couriers.

IntraLinks Technology and Integration Services

The IntraLinks Platform provides technology environment for building business applications and integrating with existing enterprise software applications. Through our technology, integrators and third party developers have the ability to create and deploy new business applications customized to specific customer requirements. Additionally, they can connect and integrate IntraLinks Exchanges with existing content management systems and collaboration services, as well as manage workflow and information exchange between systems. Key elements include:

•	IntraLinks Application Programming Interfaces or APIs: IntraLinks APIs include a broad set of functionality and a comprehensive API map to manage and control content, users, sessions and system administration. They are developed on the representational state transfer, or REST, architecture making them web services ready and are used extensively by our internal development teams to create all IntraLinks applications.
•	IntraLinks Adapters: IntraLinks Adapters are .NET applications that enable communications between IntraLinks and external systems. IntraLinks Adapters include pre-packaged functionality such as contact management, file management and basic system configuration.

•	IntraLinks Connectors: IntraLinks Connectors are software hooks designed to connect and integrate IntraLinks with the APIs of specific external systems, like Microsoft SharePoint. Our connectors are “out-of-the-box” offerings for external integration and include packaged services for file transfer, permissioning, reporting and workflow.

IntraLinks Customer Service

Our customer facing teams provide a range of implementation and end-user support services to ensure that our customers remain productive through the duration of their use of our services.

Implementation Services:

•	Requirements consultation and solution development: We engage with customers to understand their unique business processes and analyze and identify their service requirements to assist with the optimal configuration of the IntraLinks Exchange environment.
•	Project management: We develop an action and training plan to accelerate the integration and rollout of the IntraLinks Solution within the customer’s organization.
•	Training: We provide administrator and end-user training, including end-user certifications to meet specific industry requirements in areas such as life sciences.
•	Document scanning and upload: We provide services as required to organize and scan customer documents and to automate the data upload process.

Our online solutions are critical to enable time-sensitive transactions and communications. We therefore aim to provide excellent customer service to enable our customers to complete their business processes and objectives in a timely and cost-effective manner. Our customer service team provides live support 24 hours per day, 7 days per week and 365 days per year for all users, regardless of whether they are direct customers or invited users to an IntraLinks Exchange. Customer service and support is a regular component of our value proposition. This support model is a significant differentiator from alternative applications that restrict information to within the firewall. Because many of the organizations and business processes supported by our online IntraLinks Exchanges are global and involve international communication and collaboration, we support customer inquiries in over 140 languages.

Our Technology

We have built a highly secure and scalable, cloud-based, multi-tenant platform upon which we develop solutions that allow our customers to collaborate and manage and exchange critical information across organizational and geographic boundaries. Our third-generation IntraLinks Platform is optimized to service all of our customers from a single central software instance. Unlike enterprise software vendors, we do not need to custom-build software to deploy our technology into different environments or to address industry-specific needs. Consequently, we do not need to manage and support multiple versions of our software, and we do not need to expend effort to customize support for different hardware, operating systems or databases. Our platform combines our proprietary code with integrated components from third-party vendors.

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

We have built a highly sophisticated authentication, authorization and encryption service designed to ensure that the content stored in our system is accessible only by authorized users. We employ a wide range of technical security features, including two factor authentication using RSA Adaptive Authentication and data encryption with encoded session identifications and passwords. Every file we transmit from an exchange is encrypted to the end user via a Secure Socket Layer, or SSL, transaction. We also use encryption technology in our storage systems and backup tapes. Our platform also incorporates sophisticated information rights management and permissioning controls that enable our customers to control the role and access of participants to information within an exchange. Our platform provides audit trails for compliance and access history tracking throughout the entire lifecycle of the content of each exchange.

To demonstrate that we have established effective operational control objectives and activities, we undergo annual audits conducted by an outside service auditor, in accordance with the American Institute of Certified Public Accountants’ audit guide titled, “Reports on Controls at a Service Organization over Security, Availability, Processing, Integrity, Confidentiality or Privacy”. The successful completion of these audits, and the issuance of the outside service auditor’s report, provides independent validation that our control activities and processes are effective and can be relied upon by our customers.

The IntraLinks Platform is hosted in three secure data centers provided by SunGard Availability Services LP that are run in primary and secondary mode with redundancy and failover capability. Physical security at these facilities includes a continually staffed security station along with biometric and man trap access controls. Systems are protected by firewalls and encryption technology. Each data center features redundant power, on-site backup generators, and environmental controls and monitoring. As part of our disaster recovery arrangements, all customer data is replicated to all sites in near real-time. Our hosting providers conduct regular security audits of our infrastructure and we also employ outside vendors for managed network security and monitoring 24 hours per day, 7 days per week and 365 days per year. The performance of our application suite is continually monitored using a variety of automated tools, and customer data is regularly backed up and stored on-site and off-site in secure locations to minimize the risk of data loss at any facility.

Sales and Marketing

We have developed a strong sales and marketing capability aimed at accelerating the adoption of our solutions by expanding the penetration of existing industries, capitalizing on new opportunities in underpenetrated or emerging industries, and by continually increasing our geographic coverage.

Sales

We sell our solutions through an internal sales force, a referral network and a select group of channel partners. As of December 31, 2011 our direct sales, product marketing and sales support staff consisted of 232 full-time employees. Our sales representatives have extensive experience selling technology solutions into a wide variety of industries including financial services, insurance, energy and utilities, and life sciences.

In addition to our direct sales force, we have established relationships with channel partners that promote, sell and support our services in specific geographies. Our channel partners include, among others, systems integrators, resellers, financial printers, services partners and consultants that resell our services directly or through referral business. Our key channel partners are located in a variety of countries including India, Japan, Brazil, and South Africa.

Marketing

Marketing supports our sales efforts through thought leadership and brand awareness activities, lead generation programs, and the unique positioning of our offerings. On March 1, 2012, we launched a new thought leadership platform called, the “Extended Enterprise,” which addresses enterprises’ growing need to securely collaborate with customers and business partners without discarding the protection provided by their own firewalls. In conjunction with this thought leadership launch, we have rebranded our solutions into two distinctive offerings called, “IntraLinks Connect” and “IntraLinks Dealspace”.

IntraLinks Dealspace is an offering that includes our traditional solutions for securely facilitating mergers and acquisitions, syndicated loan transactions and other time limited transactions. IntraLinks Connect is an enterprise-grade offering that enables employees across all departments of an enterprise to share content and collaborate beyond the firewall in a way that ensures adherence to management-level control, security, auditability and compliance requirements.

In connection with the launch of the IntraLinks Connect and IntraLinks Dealspace offerings, we have engaged in new marketing initiatives. These initiatives have included the launch of our new website with new images and messaging around the concept of the Extended Enterprise. Additionally, the use of print and online advertising campaigns and the utilization of enhanced search engine marketing and search engine optimization are enabling us to seek new business opportunities within the Enterprise markets. We continue to maintain our traditional marketing initiatives including the use of our website and blog to provide information about our company and solutions. Additionally, we pursue the cooperative marketing efforts with our channel partners and participate and sponsor user conferences, trade shows and industry events. Other traditional marketing initiatives have included advertisements in newspapers, trade magazines, management journals and other business related periodicals, and the placement of customer success stories and other relevant content in appropriate print and online media. Our success in selling our solutions to customers across more than 30 different industries provides us with a significant number of reference accounts, enhancing our ability to market and sell to new customers.

Research and Development

Under our SaaS model, we maintain and support only one version of our software. Our use of a common, multi-tenant application architecture enables us to provide all of our customers with a solution based on a single instance of our application. In addition, we are able to simultaneously upgrade all of our customers with each new software release. This enables us to focus our research and development expenditures on developing new features and functionality, rather than implementation. Our development process follows our own iterative methodology that includes elements of the Agile and Waterfall methodologies with multiple quality control cycles to ensure high quality and an on-going update capability.

As of December 31, 2011, our research and development group consisted of 125 employees based in New York, Boston and various other locations. Our total product development cost, which includes product development expenses and capitalized software, was approximately $24.5 million in 2009, $34.1 million in 2010 and $37.3 million in 2011.

Competition

The market for our solutions is highly competitive, fragmented and dynamic. We compete with a multitude of service providers, including both virtual data room providers and enterprise software providers. We expect to encounter increased competition, both domestically and internationally, from established software companies as well as newer entrants to the market for online content-sharing services.

We believe that the principal competitive factors in our market primarily include the ability to collaborate inside and outside firewalls while maintaining security, control, auditability and compliance standards. Additionally, our industry-specific expertise, global customer support, scalability and reliability to ensure uninterrupted performance as well as price and functionality have allowed us to maintain the reputation of trust with our customers.

We believe we compete effectively based on our capabilities across all of these factors. In particular, our solutions are specifically designed for inter-enterprise collaboration that allows content and information sharing through the firewall. We provide a technology platform that offers enterprise class scalability and reliability, while enabling secure, auditable and compliant information exchange, via a SaaS delivery model that lowers total cost of ownership.

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

We hold seven issued United States patents (patent numbers 6,898,636; 7,143,175; 6,678,698; 7,233,992; 7,168,094; 7,587,504; and 7,814,537). These patents, which are scheduled to expire on various dates commencing on February 4, 2019, cover, among other things, certain processes and systems for using a computer to upload documents to a server, permission any number of recipients to view or download documents and send an automated alert and link to those recipients. Our patents contemplate broad applications of these processes, including in the context of combination of such processes with single-sign-on technology, use of the process with handheld devices, combination of the process with data encryption and customized user interfaces for private labeling, use of the processes for managing time-sensitive projects and tasks, and automatic updating of exchange contents at regular time intervals. We have additional patents pending with the U.S. Patent and Trademark Office, including one that relates to certain aspects of the technology we developed to allow customers to filter access to documents based on a user’s self-declared attributes. In one application of this technology, investors in syndicated loans use it to facilitate compliance by shielding certain of their personnel from access to material non-public information about corporate borrowers. We will continue to assess appropriate occasions for seeking patent and other intellectual property protections for those aspects of our technology and service that we believe constitute innovations providing significant competitive advantages.

Employees

As of December 31, 2011, we employed 601 full-time employees, including 125 in research and development, 232 in sales and marketing, 114 in general and administrative and 130 in operations and support.

Facilities

Our principal executive office located at 150 East 42nd Street, New York, New York occupies approximately 66,832 square feet. This space is comprised of 43,304 square feet that are subject to a lease agreement that expires in July 2021 and 23,528 square feet that are subject to a sublease agreement that expires in December 2013. In addition, our research and development facilities in Charlestown, Massachusetts occupy 36,557 square feet under a lease that expires in December 2015.

We also occupy space in London, Chicago, São Paolo, Hong Kong, Frankfurt, Sydney, Melbourne, Paris and San Francisco for our sales, services and certain corporate activities. We believe that our facilities are adequate for our current needs. However, we may obtain additional space as our business grows.

Available Information

We maintain an internet website under the name www.intralinks.com. We make available, free of charge, on our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, other information and amendments to those reports, as soon as reasonably practicable after providing such reports to the SEC. We also make available on our website (i) the charters for the committees of our Board of Directors, including the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, and (ii) our Code of Business Conduct and Ethics governing our directors, officers and employees. We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the rules of the SEC. Information contained on, or connected to, our website is not incorporated by reference into this Form 10-K and should not be considered part of this report or any other filing that we make with the SEC.

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

Risks Related to Our Business and Our Industry

Our future profitability is uncertain.

We have historically incurred significant net operating losses. As a result of these operating losses, we accumulated a deficit of $80.1 million from June 15, 2007, the date on which, through a series of transactions, all of the outstanding equity of IntraLinks, Inc. was acquired by a newly formed entity, TA Indigo Holding Corporation, which was owned by TA Associates, Inc., Rho Capital Partners, Inc., a principal stockholder in IntraLinks, Inc. since 2001, and other stockholders, including former and current officers and employees of IntraLinks, Inc. (the “Merger”),through December 31, 2011. Our future profitability depends on, among other things, our ability to generate revenue in excess of our expenses. However, since our initial public offering in August 2010, we have incurred and will continue to incur as a public company significant additional legal, accounting and other expenses to which we were not subject as a private company, including expenses related to our efforts in complying with the requirements of Sarbanes-Oxley Act of 2002 and other public company disclosure and corporate governance requirements, responding to requests of government regulators and defending the class action and stockholder derivative lawsuits filed against us. At the same time, we have significant and continuing fixed costs relating to the maintenance of our assets and business, including our substantial debt service requirements, which we may not be able to reduce adequately to sustain our profitability if our revenue decreases. Our profitability also may be impacted by non-cash charges such as stock-based compensation charges and potential impairment of goodwill, which will negatively affect our reported financial results. Even if we achieve our profitability on an annual basis, we may not be able to achieve profitability on a quarterly basis. You should not consider prior revenue growth as indicative of our future performance. In fact, in future quarters we may not have any revenue growth and our revenue could decline. We may continue to incur significant losses in the future for a number of reasons, including the other risks described in this Form 10-K, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Our failure to achieve and maintain our profitability could negatively impact the market price of our common stock.

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

We anticipate that we will incur increased sales and marketing and general and administrative expenses as we continue to diversify our business into new industries and geographic markets. Our business will also require significant amounts of working capital to support our growth. In addition, we face significant expenditures in connection with our public company disclosure, Sarbanes-Oxley and other corporate governance requirements, pending class action and stockholder derivative lawsuits and SEC investigation involving us. We may not achieve sufficient collections from sales to offset these anticipated expenditures to maintain positive future cash flow. In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events that cause our costs to exceed our expectations. An inability to generate positive cash flow may decrease our long-term viability.

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

Our operating results have varied significantly from quarter to quarter and may vary significantly from quarter to quarter in the future. As a result, we may not be able to accurately forecast our revenues or operating results. Our operating results may fall below market analysts’ expectations in some future quarters, which could lead to downturns in the market price of our common stock. Quarterly fluctuations may result from factors such as:

•	changes in the markets that we serve;
•	changes in demand for our services;
•	rate of penetration within our existing customer base;
•	loss of customers or business from one or more customers, including from consolidations and acquisitions of customers;
•	increased competition;
•	changes in the mix of customer types;
•	changes in our standard service contracts that may affect when we recognize revenue;
•	loss of key personnel;
•	interruption in our service resulting in a loss of revenue;
•	changes in our pricing policies or the pricing policies of our competitors;
•	write-offs affecting any of our material assets;
•	changes in our operating expenses;
•	customer credits issued in excess of established reserves;
•	software “bugs” or other service quality problems;
•	concerns relating to the security of our systems; and
•	general economic conditions.

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

We had total indebtedness of $91.6 million outstanding as of December 31, 2011, pursuant to our First Lien Credit Agreement entered into on June 15, 2007, as amended (the “First Lien Credit Facility”), which is secured by liens on substantially all of our assets. The level and nature of our indebtedness could, among other things:

•	make it difficult for us to obtain any necessary financing in the future;
•	limit our flexibility in planning for or reacting to changes in our business;
•	reduce funds available for use in our operations and corporate development initiatives;
•	impair our ability to incur additional debt because of financial and other restrictive covenants or the liens on our assets which secure our current debt;
•	hinder our ability to raise equity capital, because in the event of a liquidation of our business, debt holders receive a priority before equity holders;
•	make us more vulnerable in the event of a downturn in our business; and
•	place us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have better access to capital resources.

In addition, we may incur significantly more debt in the future, which will increase each of the risks described above related to our indebtedness. As of December 31, 2011, we had $12.9 million available to us for additional borrowing under a $15.0 million revolving credit facility. If we increase our indebtedness by borrowing under our credit facility or incur other new indebtedness, each of the risks described above would increase.

Failure to maintain the security and integrity of our systems could seriously damage our reputation and affect our ability to retain customers and attract new business.

Maintaining the security and integrity of our systems is an issue of critical importance for our customers and users because they use our systems to store and exchange large volumes of proprietary and confidential information. Individuals and groups may develop and deploy viruses, worms and other malicious software programs that attack or attempt to infiltrate our systems. We may not be able to detect and prevent such events from occurring. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers.

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

We enter into subscription agreements with certain of our customers that are generally one year in length. As a result, maintaining the renewal rate of our subscription agreements is critical to our future success. Contracts with annual commitment terms typically contain an automatic renewal clause; however, optional notification of non-renewal is typically permitted to be given by customers within 30 to 90 days prior to the end of the contract term. Repeat customers who do not have automatic renewal terms typically negotiate renewal terms at each annual termination date. Our customers have no obligation to renew their subscriptions for our services after the expiration of the initial term of their agreements, and some customers have elected not to do so. We cannot assure you that any of our customer agreements will be renewed. The loss of any customers that individually or collectively account for a significant amount of our revenues would have a material adverse effect on our results of operations or financial condition.

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

A significant portion of our revenue depends on the purchase of our services by parties involved in financial and strategic business transactions such as mergers and acquisitions, loan syndications and other debt capital markets transactions. During the fiscal years ended December 31, 2009, 2010 and 2011, revenues generated from the mergers and acquisitions (“M&A”) and debt capital markets (“DCM”) principal markets, constituted approximately 61%, 55% and 55%, respectively, of our total revenues. If the volume of such transactions does not increase, demand for our services may not grow and could decline. The credit crisis, deterioration of global economies, rising unemployment and reduced equity valuations all create risks that could harm our business. If macroeconomic conditions worsen, we are not able to predict the impact of such worsening conditions on our results of operations. The level of activity in the financial services industry, including the financial transactions our services are used to support, is sensitive to many factors beyond our control, including interest rates, regulatory policies, general economic conditions, our customers’ competitive environments, business trends, terrorism and political change. Unfavorable conditions or changes in any of these factors could adversely affect our business, operating results and financial condition.

We face shareholder lawsuits and other potential liabilities that could materially adversely impact our business, financial condition and results of operations.

We have been, are currently and may in the future be the subject of various lawsuits, proceedings and investigations. In December 2011, we and certain of our current and former officers and directors were named as defendants in class action and stockholder derivative lawsuits. In addition, in August 2011, we received a subpoena from the SEC requesting certain documents related to our business from January 1, 2011 through August 4, 2011. See “Item 3-Legal Proceedings” for more information about these matters. Given the stage of these lawsuits and the nature of the SEC investigation, we are unable to assess or quantify with any certainty their outcome, timing or potential costs. We may be required to pay substantial amounts, divert management’s attention from the operation of our business or change our business practices in defending and ultimately resolving these matters, any of which could materially adversely affect our business, financial condition, results of operations, liquidity and, consequently, the trading price of our common stock.

The outcome and amount of resources needed to defend or resolve lawsuits or regulatory actions, and respond to regulatory requests, is unpredictable and may remain unknown for long periods of time. The SEC may choose to expand the scope of its investigation or initiate an enforcement action to bring charges against us. In addition, the plaintiffs and SEC, if an enforcement action is initiated, may seek recovery of very large damage awards, substantial fines or significant restrictions on our business. Our exposure under these matters will also include our indemnification obligations, to the extent we have any, to current and former officers and directors against losses incurred in connection these matters, including reimbursement of legal fees. Although we maintain insurance for claims of this nature, our insurance coverage does not apply in all such circumstances and may be denied or insufficient to cover the costs related to the class action and stockholder derivative lawsuits and SEC investigation. In addition, these matters or future lawsuits or investigations involving us may increase our insurance premiums, deductibles or co-insurance requirements or otherwise make it more difficult for us to maintain or obtain adequate insurance coverage on acceptable terms, if at all. Moreover, adverse publicity associated with regulatory actions and investigations and negative developments in pending legal proceedings could decrease customer demand for our services. As a result, the pending lawsuits and SEC investigation and any future lawsuits or investigations involving us or our officers or directors could have a material adverse effect on our business, reputation, financial condition, results of operations, liquidity and the trading price of our common stock. In addition, to the extent that we have recorded accruals for probable loss contingencies, such accruals may not be sufficient to cover our ultimate financial exposure associated with any settlements or judgments.

Changes in laws, regulations or governmental policy applicable to our customers or potential customers may decrease the demand for our solutions.

The level of our customers’ and potential customers’ activity in the business processes our services are used to support is sensitive to many factors beyond our control, including governmental regulation and regulatory policies. Many of our customers and potential customers in the life sciences, energy, utilities, insurance, financial and other industries are subject to substantial regulation and may be the subject of further regulation in the future. Accordingly, significant new laws or regulations or changes in, or repeals of, existing laws, regulations or governmental policy may change the way these customers do business and could cause the demand for and sales of our solutions to decrease. For example, many products developed by our customers in the life sciences industry require approval of the U.S. Food and Drug Administration, or FDA, and other similar foreign regulatory agencies before they can market their products. The processes for filing and obtaining FDA approval to market these products are guided by specific protocols that our services help support, such as U.S. 21 CFR Part 11 which provides the criteria for acceptance by the FDA of electronic records. If new government regulations from future legislation or administrative action or from changes in FDA or foreign regulatory policies occur in the future, the services we currently provide may no longer support these life science processes and protocols, and we may lose customers in the life sciences industry. Any change in the scope of applicable regulations that decreases the volume of transactions that our customers or potential customers enter into or otherwise negatively impact their use of our solutions would have a material adverse effect on our revenues or gross margins. Moreover, complying with increased or changed regulations could cause our operating expenses to increase. We may have to reconfigure our existing services or develop new services to adapt to new regulatory rules and policies which will require additional expense and time. Such changes could adversely affect our business, results of operations and financial condition.

If we are unable to increase our penetration in our existing principal markets and expand into additional markets, we will be unable to grow our business and increase revenue.

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

We rely primarily on our direct sales force to sell our services. Our services and solutions require a sophisticated sales effort targeted at the senior management of our prospective customers. We must expand our sales efforts to generate increased revenue from new customers. Failure to hire or retain qualified sales personnel will preclude us from expanding our business and generating anticipated revenue. Competition for such personnel is intense, and there can be no assurance that we will be able to retain our existing sales personnel or attract, assimilate or retain enough highly qualified sales personnel. Many of the companies with which we compete for experienced personnel have greater resources than we have. If any of our sales representatives or sales management personnel were to leave us and join one of our competitors, we may be unable to prevent such sales representatives from helping competitors to solicit business from our existing customers, which could adversely affect our revenue. In addition, in making employment decisions, particularly in the software industry, job candidates often consider the value of the stock options they are to receive in connection with their employment. We have experienced and may continue to experience a substantial decline in the trading price of our stock. Accordingly, if the price of our stock is subject to a lengthy period of continued decline or significant volatility, our ability to attract or retain key employees could be materially impaired. In the past, our sales force has experienced high turnover rates. New hires require training and take time to achieve full productivity. If we experience high turnover in our sales force in the future, we cannot be certain that new hires will become as productive as necessary to maintain or increase our revenue.

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

Many of our contracts with customers are entered into in connection with discrete one-time financial and strategic business transactions and projects such as merger and acquisition transactions. During the fiscal years ended December 31, 2009, 2010 and 2011, revenues generated from transactional contracts constituted approximately 53%, 43% and 46%, respectively, of our total revenues. These transactional agreements typically have initial terms of six to twelve months depending on the purpose of the exchange. Accordingly, our business depends on our ability to replace these transactional agreements as they expire. Our inability to enter into new contracts with existing customers or find new customers to replace these contracts could have a material adverse effect on our business, results of operations and financial condition.

Consolidation in the commercial and investment banking industries and other industries we serve could adversely impact our business by eliminating a number of our existing and potential customers.

There has been, and continues to be, merger, acquisition and consolidation activity among our customers. Mergers or consolidations of banks and financial institutions, in particular, have reduced and may continue to reduce the number of our customers and potential customers for our solutions. A smaller market for our services could have a material adverse impact on our business and results of operations. In addition, it is possible that the larger institutions which result from mergers or consolidations could perform themselves some or all of the services that we currently provide or could provide. A merger of two of our existing customers may also result in the merged entity deciding not to use our service or to purchase fewer of our services than the companies did separately or may result in the merged entity seeking pricing advantages or discounts using the leverage of its increased size. If that were to occur, it could adversely impact our revenue, which in turn would adversely affect our business, results of operations and financial condition.

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

The market for online collaborative content workspaces is intensely competitive and rapidly changing with relatively low barriers to entry. We expect competition to increase from existing competitors as well as new and emerging market entrants. We compete primarily on product functionality, service levels, security and compliance characteristics, price and reputation. Our competitors include companies that provide online products that serve as document repositories or virtual data rooms, together with other products or services, which may result in such companies effectively selling these services at lower prices and creating downward pricing pressure for us. Some of our competitors may have significantly greater financial resources. They may be able to devote greater resources to the development and improvement of their services than we can and, as a result, may be able to more quickly implement technological changes and respond to customers’ changing needs. In addition, if our competitors consolidate, or our smaller competitors are acquired by other, larger competitors, they may be able to provide services comparable to ours at a lower price due to their size. Our competitors may also develop services or products that are superior to ours, and their products or services may gain greater market acceptance than our services. Furthermore, our customers or their advisors, including investment banks and law firms, may acquire or develop their own technologies, such as client extranets, that could decrease the need for our services. The arrival of new market entrants or the use of these internal technologies could reduce the demand for our services, or cause us to reduce our pricing, resulting in a loss of revenue and adversely affecting our business, results of operations and financial condition.

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

Government regulation of the Internet and e-commerce and of the international exchange of certain information is subject to possible unfavorable changes, and our failure to comply with applicable regulations could harm our business and operating results.

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

Our business may not generate sufficient cash flow from operations, or future borrowings under our credit facility or from other sources may not be available to us, in amounts sufficient to enable us to repay our indebtedness or to fund our other liquidity needs, including capital expenditure requirements.

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

We had approximately $91.6 million of debt outstanding under our First Lien Credit Facility as of December 31, 2011. These borrowings are secured by substantially all of our assets, including our intellectual property. Our loan agreement restricts, among other things, our ability to:

•	incur additional indebtedness other than in the normal course of business;
•	create liens;
•	make capital expenditures, investments and acquisitions;
•	sell assets;
•	pay dividends or make distributions on and, in certain cases, repurchase our stock; or
•	consolidate or merge with other entities.

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

Our business has expanded rapidly in recent years. This rapid growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, customer base, headcount and operations both domestically and internationally. Growing a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our information technology infrastructure, reporting systems and procedures, operational and financial controls, including the remediation of the material weakness identified in our internal control over financial reporting as of December 31, 2011, as well as manage expanded operations in geographically distributed locations. Our expected additional growth will increase our costs, which will make it more difficult for us to offset any future revenue shortfalls by offsetting expense reductions in the short term. If we fail to successfully manage our growth we will be unable to successfully execute our business plan, which could have a negative impact on our business, financial condition and results of operations.

Expansion of our business internationally will subject us to additional economic and operational risks that could increase our costs and make it difficult for us to operate profitably.

One of our key growth strategies is to pursue international expansion. International revenue accounted for approximately 40% and 35% of our revenue in 2011 and 2010, respectively. The continued expansion of our international operations may require significant expenditure of financial and management resources and result in increased administrative and compliance costs. In addition, such expansion will increasingly subject us to the risks inherent in conducting business internationally, including:

•	foreign currency fluctuations, which could result in reduced revenue and increased operating expenses;
•	localization of our services, including translation into foreign languages and adaptation for local practices and regulatory requirements;
•	longer accounts receivable payment cycles and increased difficulty in collecting accounts receivable;
•	the effect of applicable foreign tax structures, including tax rates that may be higher than tax rates in the United States or taxes that may be duplicative of those imposed in the United States;
•	tariffs and trade barriers;
•	difficulties in managing and staffing international operations;
•	general economic and political conditions in each country;
•	inadequate intellectual property protection in foreign countries;
•	Increased insurance and employee costs associated with operating in foreign jurisdictions;
•	dependence on certain third parties, including channel partners with whom we may not have extensive experience;
•	the difficulties and increased expenses in complying with a variety of foreign laws, regulations and trade standards, including data protection and privacy laws and labor laws which may or may not be in conflict with U.S. law; and
•	international regulatory environments.

Because we recognize revenue for our services ratably over the term of our customer agreements, downturns or upturns in the value of signed contracts will not be fully and immediately reflected in our operating results.

We offer our services primarily through fixed commitment contracts and recognize revenue ratably over the related service period, which typically range from six to twelve months. As a result, some portion of the revenue we report in each quarter is revenue from contracts entered into during prior quarters. Consequently, a decline in signed contracts in any quarter will not be fully and immediately reflected in the revenue of that quarter and will negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure to offset this reduced revenue. Similarly, revenue attributable to an increase in contracts signed in a particular quarter will not be fully and immediately recognized in the quarter that the contract is signed, as revenue from new or renewed contracts is recognized ratably over the applicable service period. Because we incur sales commissions at the time of sale, we may not recognize revenues from some customers despite incurring considerable expense related to our sales processes. Timing differences of this nature could cause our margins and profitability to fluctuate significantly from quarter to quarter.

Our offerings of new services or products may be subject to complex revenue recognition standards, which could materially affect our financial results.

As we introduce new services or products, revenue recognition could become increasingly complex and require additional analysis and judgment. Additionally, we may negotiate and revise terms and conditions of our contracts with customers and channel partners, which may also cause us to revise our revenue recognition policies. As our arrangements with customers evolve, we may be required to defer a greater portion of revenue into future periods, which could materially and adversely affect our financial results.

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

We have identified a material weakness in our internal control over financial reporting related to our review of the calculation of allowable capital expenditures under a financial covenant in our First Lien Credit Facility. If we are unable to adequately remediate this material weakness, our ability to prevent an unidentified breach, and resulting default, under our First Lien Credit Facility would be diminished and we could be required to restate our consolidated financial statements to reclassify the long-term indebtedness thereunder as a current liability.

In connection with management’s assessment on internal control over financial reporting for the year ended December 31, 2011, we identified a material weakness in our internal control over financial reporting related to the calculation of our maximum capital expenditures allowed under our First Lien Credit Facility. Specifically, we failed to accurately calculate the maximum annual capital expenditure limit for the year ended December 31, 2011 under a financial covenant set forth in our First Lien Credit Facility and did not design effective controls to ensure an adequate reviewof the schedule used for such calculation. Although this material weakness did not result in any non-compliance with the covenant set forth in our First Lien Credit Facility and did not affect our consolidated financial statements for any of the periods presented within this Annual Report on Form 10-K, management determined that our internal control over financial reporting and our disclosure control and procedures were not effective as of December 31, 2011. We are in the process of remediating this material weakness as more fully described under “Item 9A: Controls and Procedures,” and may identify areas for further attention and improvement. In addition, we cannot be certain that any remedial measures we have begun to take, or intend to take, will adequately remediate the weakness. Our failure to prevent or timely detect an error of this nature in the future could create the potential for an inadvertent breach of this financial covenant that, if not waived by the lenders, could result in a default under the loan facility causing all outstanding indebtedness thereunder to become immediately due, which could have a material adverse effect on our liquidity and financial condition and ability to access third party sources of capital, See “Risk Factors — Risks Related to Our Business and Industry — Our loan agreement contains operating and financial covenants that may restrict our business and financing activities” and “Item 7 —  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and

Capital Resources — Covenants.” In addition, any such default could require us to restate the long-term indebtedness reflected in our consolidated financial statements as a current liability, which could materially adversely affect investor confidence in the accuracy and completeness of our financial reports and, in turn, materially harm the market price of our common stock, our business, reputation, financial position and results of operations.

If we are unable to maintain effective disclosure controls and procedures and internal control over financial reporting in the future, our ability to produce accurate and timely financial statements could be materially impaired, which could harm our operating results, investors’ views of us and, as a result, the value of our common stock.

Upon registration of our shares of common stock with the Securities Exchange Commission (“SEC”), we became required to maintain the effectiveness of both disclosure controls and procedures and internal control over financial reporting. Effective disclosure controls and procedures and internal control over financial reporting are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. In addition, beginning with this Annual Report on Form 10-K for the year ended December 31, 2011, we became subject to the requirement to perform an annual management assessment of the effectiveness of our internal controls over financial reporting and obtain a report from our independent registered public accounting firm addressing the effectiveness of our internal controls over financial reporting. In connection with this assessment, management determined that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2011 as a result of the material weakness described above and in “Item 9A: Controls and Procedures”. We may not be able to maintain effective disclosure controls and procedures and internal control over financial reporting in the future. If we are not able to maintain adequate compliance with these requirements in future years, we may be unable to report our financial information on a timely basis or our independent registered public accounting firm may be unable to express an opinion on the effectiveness of our internal control over financial reporting, which could subject us to SEC or other regulatory investigations or proceedings, violations of New York Stock Exchange listing rules and loss of investor confidence in the reliability of our financial statements, and, in turn, materially adversely affect our business, reputation, financial position, results of operations and the market price of our common stock. In addition, we could be required to incur substantial accounting and auditing expense and significant management time in complying with these requirements or remediating any material weaknesses that may be identified in the future, or in responding to any regulatory investigations or proceedings.

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

A portion of the technologies licensed by us incorporates “open source” software, and we may incorporate open source software in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses. If we fail to comply with these licenses, we may be subject to certain conditions, including requirements that we offer our services that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or alterations under the terms of the particular open source license. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our services that contained the open source software and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our services.

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

We rely on the expertise and experience of our senior management, especially our President and Chief Executive Officer, Ronald W. Hovsepian, as well as the other executive officers and key employees referenced in Item 10 of this Form 10-K. Although we have employment agreements with certain of our executive officers, none of them or any of our other management personnel is obligated to continue his or her employment with us. We have no key-man insurance on any members of our management team. The loss of services of any key management personnel could make it more difficult to successfully pursue our business goals. Furthermore, recruiting and retaining qualified management personnel are critical to our growth plans. We may be unable to attract and retain such personnel on acceptable terms given the competition among technology companies for experienced management personnel.

Our ability to use our net operating loss carryforwards may be limited or disallowed by the Internal Revenue Service.

As of December 31, 2011, we had net operating loss carryforwards of $61.6 million, including $8.3 million of windfall tax benefits attributable to equity compensation, to offset future taxable income, which expire in various years beginning in 2020 through 2030, if not utilized. If we were not to generate sufficient future taxable income, this would adversely affect our ability to utilize these net operating loss carryforwards. In addition, under the Internal Revenue Code, substantial changes in our ownership could limit the amount of net operating loss carryforwards that can be utilized annually in the future to offset taxable income. Section 382 of the Internal Revenue Code imposes limitations on a company’s ability to use net operating loss carryforwards if a company experiences a more-than-50-percent ownership change over a three-year period. We believe that, as a result of our initial and follow-on public offerings, or as a result of prior or future issuances of our capital stock, it is possible that such a change in our ownership could be deemed to occur. If such a change in our ownership occurs, our ability to use our net operating loss carryforwards in any future periods may be limited on an annual basis. In addition, due to an administrative omission from certain prior year tax filings, losses generated by IntraLinks Ltd., our U.K. subsidiary, could be disallowed by the Internal Revenue Service. However, we proactively sought relief from the possible disallowance or restriction of these net operating loss carryforwards from the Internal Revenue Service. During 2011, the Internal Revenue Service commenced a review of our net operating losses arising from IntraLinks Ltd. As of December 31, 2011, this review is ongoing. In the event relief is not granted as a result of this review and administrative appeals are not successful, our ability to use certain net operating loss carryforwards may be limited and in the current year and in future years in which we have taxable income, we would have to pay more taxes than if we were able to fully utilize our net operating loss carryforwards. This occurrence could adversely affect the market price of our common stock.

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

Since our initial public offering in August 2010, we have incurred and will continue to incur as a public company significant additional legal, accounting and other costs to which we were not subject as a private company, including expenses related to our efforts in complying with the requirements of Sarbanes-Oxley Act of 2002 and other public company disclosure and corporate governance requirements, responding to requests of government regulators and defending the class action and stockholder derivative lawsuits filed against us. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. We expect that these rules, regulations and proceedings may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage previously available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

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

It is not clear that our services are subject to sales tax in certain jurisdictions. If one or more taxing authorities determine that sales taxes should have, but have not, been paid with respect to our services, we may be liable for past taxes in addition to taxes going forward. Liability for past taxes may also include very substantial interest and penalty charges. Although our customer contracts typically provide that our customers are responsible for the payment of all taxes associated with the provision and use of our services, customers may decline to pay back taxes and may refuse responsibility for interest or penalties associated with those taxes. In certain cases, we may elect not to request customers to pay back taxes. If we are required to collect and pay back taxes and the associated interest and penalties, and if our customers fail or refuse to reimburse us for all or a portion of these amounts, or if we elect not to seek payment of these amounts, we will incur unplanned expenses that may be substantial. Moreover, imposition of such taxes on our services going forward will effectively increase the cost of such services to our customers and may adversely affect our ability to retain existing customers or to gain new customers in the areas in which such taxes are imposed. Any of the foregoing could have a material adverse effect on our business, results of operation or financial condition.

Risks Related to Our Common Stock

Our stock price may fluctuate significantly.

The stock market, particularly in recent years, has experienced significant volatility, particularly with respect to technology stocks. The volatility of technology stocks often does not relate to the operating performance of the companies represented by the stock. Factors that could cause volatility in the market price of our common stock include:

•	market conditions affecting our customers’ businesses, including the level of activity in the mergers and acquisitions and syndicated loan markets;
•	the loss of any major customers or the acquisition of new customers for our services;
•	announcements of new services or functions by us or our competitors;
•	developments concerning intellectual property rights;
•	comments by securities analysts, including the publication of their estimates of our operating results;
•	actual and anticipated fluctuations in our quarterly operating results;
•	rumors relating to us or our competitors;
•	developments relating to lawsuits and investigations involving us;
•	actions of stockholders, including sales of shares by our directors and executive officers;
•	additions or departures of key personnel; and
•	developments concerning current or future strategic alliances or acquisitions.

These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, volatility in the market price of our stock could subject us to securities class action litigation. We are currently, and may in the future be, the subject of class action and stockholder derivative lawsuits which could require us to incur substantial costs defending such lawsuits and divert the time and attention of our management.

Our principal stockholders could exercise significant control over our company.

As of December 31, 2011, our two largest stockholders beneficially owned, in the aggregate, shares representing approximately 32% of our outstanding capital stock. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would likely be able to influence our management and affairs. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. As of December 31, 2011, we had 52,248,178 shares of common stock outstanding, assuming no exercise of outstanding options. A relatively small number of our shareholders own large blocks of shares. We cannot predict the effect, if any, that public sales of these shares will have on the market price of our common stock.

In addition, shares subject to outstanding options under our equity incentive plans and shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, holders of approximately 17,266,846 shares of our common stock have the right to require us to register these shares under the Securities Act of 1933, as amended, pursuant to a registration rights agreement. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that such sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between such sales and the performance of our business.

Provisions of Delaware law, our charter documents and our loan agreement could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders, and could make it more difficult for stockholders to change management.

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

The trading market for our common stock relies in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts. We have been, and may in the future be, the subject of unfavorable commentary or termination of coverage by equity analysts. The price of our common stock could decline as a result of any such negative commentary or termination of coverage.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office in New York, New York occupies approximately 66,832 square feet. This space is comprised of 43,304 square feet that are subject to a lease agreement that expires in July 2021 and 23,528 square feet that are subject to a sublease agreement that expires in December 2013. In addition, our research and development facilities in Charlestown, Massachusetts occupy 36,557 square feet under a lease that expires in December 2015.

We also occupy space in London, Chicago, São Paolo, Hong Kong, Frankfurt, Sydney, Melbourne, Paris and San Francisco for our sales, services and certain corporate activities. We believe that our facilities are adequate for our current needs. However, we may require additional office space as our business grows.

ITEM 3: LEGAL PROCEEDINGS

In the ordinary course of business, we and our subsidiaries are subject to various claims, charges, disputes, litigation and regulatory inquiries and investigations. These matters, if resolved adversely against us, may result in monetary damages, fines and penalties or require changes in our business practices. We are not currently aware of any pending or threatened material claims, charges, disputes, litigation and regulatory inquiries and investigations except as follows:

Securities Class Action.  On December 5, 2011, we became aware of a purported class action lawsuit filed in the U.S. District Court for the South District of New York (the “SDNY” or the “Court”) against the Company and certain of its current and former executive officers. The complaint (the “Wallace Complaint”) alleges that the defendants made false and misleading statements or omissions in violation of the Securities Exchange Act of 1934. The plaintiff seeks unspecified compensatory damages for the purported class of purchasers of our common stock during the period from February 17, 2011 through November 10, 2011 (the “Allegation Period”). On December 27, 2011, a second purported class action complaint (the “Thaler Complaint”), which makes substantially the same claims as, and is related to, the Wallace Complaint, was filed in the SDNY against us and certain of our current and former executive officers seeking similar unspecified compensatory damages for the Allegation Period. On February 3, 2012, four different shareholders filed motions to be appointed lead plaintiff pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, and the Court has not yet decided these motions. We anticipate that the lead plaintiff will then file a consolidated and amended class action complaint. We believe these claims are without merit and intend to defend these lawsuits vigorously.

Shareholder Derivative Action.  On December 28, 2011, a shareholder derivative complaint was filed in the SDNY against us and certain of our current and former directors. The complaint alleges that the defendants breached their fiduciary duties by causing the Company to issue materially false and misleading statements about the Company’s business prospects, financial condition and performance during the same Allegation Period alleged in the Wallace Complaint and the Thaler Complaint. On January 17, 2012, we and the plaintiff stipulated to toll our time to move, answer or otherwise respond to the lawsuit until a lead plaintiff is selected in the related class action lawsuits. We believe these claims are without merit and intend to defend this lawsuit vigorously.

SEC Investigation.  On August 4, 2011, we received a subpoena from the United States Securities and Exchange Commission (the “SEC”) requesting certain documents related to our business from January 1, 2011 through August 4, 2011. We have produced a number of documents to the SEC and continue to cooperate with the SEC.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED TO STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock commenced trading under the symbol “IL” on the New York Stock Exchange on August 6, 2010. Prior to that date, there was no public trading market for our common stock. The initial public offering was priced at $13.00 per share on August 5, 2010. We sold an additional 2,000,000 shares of common stock at an offering price of $20.00 per share in a follow-on public offering that closed on December 10, 2010 and an additional 1,437,500 shares of common stock at an offering price of $25.50 per share in a subsequent follow-on public offering that closed on April 12, 2011. The following table sets forth for the indicated periods the high and low closing sales prices of our common stock as reported by the New York Stock Exchange for the fiscal year ended December 31, 2011 and for the portion of the fiscal year ended December 31, 2010 in which we were a public company.

	High	Low
Fiscal year ending December 31, 2010:
Third quarter	$17.03	$11.44
Fourth quarter	$22.94	$14.53
Fiscal year ending December 31, 2011:
First quarter	$30.31	$18.71
Second quarter	$32.25	$16.62
Third quarter	$18.17	$6.00
Fourth quarter	$9.44	$4.74

On March 19, 2012, the last reported sales price of our common stock on the New York Stock Exchange was $5.72 and as of March 19, 2012, there were approximately 25 holders of record of our common stock.

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

Equity Compensation Plan Information

For the information concerning securities authorized for issuance under our equity compensation plans, see Part III “Item 12 — “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

You should read the selected consolidated financial data presented below in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K and consolidated financial statements and the related notes included elsewhere in this Form 10-K. The selected consolidated financial data presented below under the heading “Consolidated Statement of Operations Data” for the years ended December 31, 2011, 2010 and 2009 and the selected consolidated financial data presented below under the heading “Consolidated Balance Sheet Data” as of December 31, 2011 and 2010, have been derived from the Company’s audited consolidated financial statements included elsewhere in this Form 10-K.

The unaudited pro forma consolidated statement of operations for the year ended December 31, 2007 is presented giving effect to the Merger as if it had occurred on January 1, 2007. The unaudited pro forma consolidated statement of operations for the year ended December 31, 2007 is based on the Company’s historical audited consolidated statements of operations, not included in this Form 10-K, adjusted to give pro forma effect to the Merger. Management believes this presentation provides a meaningful comparison of operating results, enabling twelve months of 2007 to be compared with 2008 through 2011, adjusting for the impact of the Merger. The unaudited pro forma consolidated statement of operations is for informational purposes only and does not purport to represent what the Company’s actual results of operations would have been if the Merger had been completed as of January 1, 2007.

The selected consolidated financial data presented below under the headings “Consolidated Statement of Operations Data” for the years ended for the years ended December 31, 2007 and 2008 and under “Consolidated Balance Sheet Data” as of December 31, 2007, 2008, and 2009, have been derived from consolidated financial statements not included in this Form 10-K. Our historical results are not necessarily indicative of the results of operations to be expected for future periods.

	Predecessor	Successor	Pro Forma Adjustments	Pro Forma	Successor
(In Thousands, Except Share and per Share Amounts)	January 1, 2007 through June 14, 2007	June 15, 2007 through December 31, 2007		Year Ended December 31, 2007(1)	Year Ended December 31, 2008	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011
Consolidated Statement of Operations Data:
Total revenue	$51,928	$70,786	$—	$122,714	$143,401	$140,699	$184,332	$213,504
Cost of revenue(2)	12,801	30,718	10,516	54,035	56,161	48,721	47,496	56,385
Gross profit	39,127	40,068	(10,516)	68,679	87,240	91,978	136,836	157,119
Operating expenses:
Product development(2)	6,046	6,949		12,995	14,847	14,222	17,953	18,579
Sales and marketing(2)	18,418	35,532	12,201	66,151	61,556	59,058	79,251	88,872
General and administrative(2)	5,868	8,959	666	15,493	19,209	20,556	28,435	40,808
Costs related to the Merger	8,948	—		8,948	—	—	—	—
Restructuring costs	—	—		—	1,316	1,494	—	—
Total operating expenses	39,280	51,440	12,867	103,587	96,928	95,330	125,639	148,259
(Loss) income from operations	(153)	(11,372)	(23,383)	(34,908)	(9,688)	(3,352)	11,197	8,860
Interest (income) expense, net	(562)	14,718	12,840	26,996	28,234	28,935	24,724	10,645
Amortization of debt issuance costs	—	910	770	1,680	1,803	1,872	3,084	1,369
Loss on extinguishment of debt	—	—	—	—	—	—	4,974	—
Other (income) expense, net	(9)	(255)	—	(264)	271	9,027	(2,722)	(3,123)
Net income (loss) before income tax	418	(26,745)	(36,993)	(63,320)	(39,996)	(43,186)	(18,863)	(31)
Income tax provision (benefit)	237	(9,737)	(15,352)	(24,852)	(15,398)	(18,415)	(6,427)	1,212
Net income (loss)	$181	$(17,008)	$(21,641)	$(38,468)	$(24,598)	$(24,771)	$(12,436)	$(1,243)
Net loss per common share
Basic		$(22.33)		$(50.51)	$(25.54)	$(15.38)	$(0.58)	$(0.02)
Diluted		$(22.33)		$(50.51)	$(25.54)	$(15.38)	$(0.58)	$(0.02)
Weighted average number of shares used in calculating net loss per share
Basic		761,554		761,554	963,019	1,611,090	21,310,284	53,381,655
Diluted		761,554		761,554	963,019	1,611,090	21,310,284	53,381,655

(1)	Separate presentation of the Predecessor period and Successor period within an annual period is required under U.S. GAAP when a change in accounting basis occurs. Under the provisions of the FASB’s Business Combination standard, the historical carrying values of assets acquired and liabilities assumed are adjusted to fair value, resulting in a higher cost basis associated with the allocation of the purchase price, which affects post-acquisition period results and period-to-period comparisons. The Company believes presenting only the separate Predecessor period and Successor period within the year ended December 31, 2007 may impede understanding of the Company’s operating performance. Therefore, the Company has also presented the unaudited pro forma consolidated results of operations for the year ended December 31, 2007, assuming the Merger occurred on January 1, 2007. The unaudited pro forma consolidated results of operations include pro- forma adjustments to give effect to the Merger. See “Consolidated Statement of Operations for the Year Ended December 31, 2007 — Pro Forma Presentation” within this section for additional details regarding the nature of the pro forma adjustments.
(2)	Includes stock-based compensation expense as follows:

	Years Ended December 31,
	Pro Forma	Successor
	2007	2008	2009	2010	2011
Cost of revenue	$307	$173	$63	$105	$310
Product development	656	519	483	755	1,329
Sales and marketing	1339	855	529	1,638	2,353
General and administrative	2031	2,245	863	1,717	4,716
Total	$4,333	$3,792	$1,938	$4,215	$8,708

	As of December 31,
(In Thousands)	2007	2008	2009	2010	2011
Consolidated Balance Sheet Data:
Cash and cash equivalents	$17,671	$24,671	$30,481	$50,467	$46,694
Short-term investments	4,500	—	3,414	—	36,120
Working capital	(622)	9,821	15,591	49,563	78,136
Total assets	551,583	532,852	509,341	526,355	530,341
Deferred revenue(1)	23,777	24,938	26,795	38,043	40,309
Long-term debt, net of current portion	275,233	284,164	290,513	125,886	91,164
Series A preferred stock	173,751	175,991	176,478	—	—
Accumulated deficit	(17,008)	(41,606)	(66,377)	(78,813)	(80,056)
Total stockholders’ (deficit) equity	$(20,002)	$(44,611)	$(62,032)	$287,444	$331,830

(1)	Included in “Working capital” above

Consolidated Statement of Operations for the Year Ended December 31, 2007 — Pro Forma Presentation

Presentation of the results of operations for the year ended December 31, 2007 above reflects the pro forma consolidated results, giving effect to the Merger as if it had occurred on January 1, 2007. The unaudited pro forma consolidated statement of operations for the year ended December 31, 2007 is based on the Company’s historical audited consolidated financial statements included elsewhere in this Annual Report, adjusted to give pro forma effect to the Merger. Management believes this presentation provides a meaningful comparison of operating results enabling twelve months of 2007 to be compared with 2008 and 2009, adjusting for the impact of the Merger. The unaudited pro forma consolidated statement of operations is for informational purposes only and does not purport to represent what the Company’s actual results of operations would have been if the Merger had been completed as of January 1, 2007.

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

(2)	An adjustment to decrease amortization of capitalized software recorded in cost of revenue prior to the Merger, of $1.6 million. At the time of the Merger the existing capitalized software was valued as an intangible asset (subsequently referred to as the technology intangible asset). Assuming the Merger took place on January 1, the capitalized software in question would have ceased to exist at that date and no further amortization (other than that related to the technology intangible, see Note (a) above) would be recorded.
(3)	An adjustment to increase interest expense to reflect an additional five and one-half months of interest, assuming the Company would have incurred long-term debt of $275.0 million on January 1, 2007 to finance the Merger. Principal amounts for each loan, as incurred at the Merger date, and the respective interest rates at the inception of the loans were as follows:

(in thousands)	Principal at Merger Date	Interest Rate
First Lien Credit Facility	$135,000	Variable 8.07%
Second Lien Credit Facility
Tranche B	30,000	Fixed 11.0%
Tranche C	35,000	Variable 11.07%
PIK Loan	75,000	Fixed 12.0%
Total Principal at Merger Date	$275,000

The variable rates shown in the table above are based on the Eurodollar rate (as defined in the applicable credit agreement), at the inception of the loans, and include spreads of 2.75% and 5.75% for the First Lien Credit Facility and Tranche C of the Second Lien Credit Facility, respectively. For purposes of the pro forma adjustments, the Company assumed no change in the variable interest rates.

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

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Dollars in tabular format are presented in thousands, except share and per share data, or otherwise indicated.

Overview

IntraLinks is a leading global provider of Software-as-a-Service (“SaaS”) solutions for securely managing content, exchanging critical business information and collaborating within and among organizations. Our cloud-based solutions enable organizations to control, track, search and exchange time-sensitive information inside and outside the firewall, all within a secure and easy-to-use environment. Our customers rely on our cost-effective solutions to manage large amounts of electronic information, accelerate information intensive business processes, reduce time to market, optimize critical information workflow, meet regulatory and risk management requirements and collaborate with business counterparties in a secure, auditable and compliant manner. We help our customers eliminate many of the inherent risks and inefficiencies of using email, fax, courier services and other existing solutions to collaborate and exchange information.

At our founding in 1996, we introduced cloud-based collaboration for the debt capital markets industry and, shortly thereafter, extended our solutions to merger and acquisition transactions. Today, we service enterprise and governmental agencies in over 63 countries across a variety of industries, including financial services, pharmaceutical, biotechnology, consumer, energy, industrial, legal, insurance, real estate and technology, which use our solutions for the secure management and online exchange of information within and among organizations. Across all of our principal markets, we help transform a wide range of slow, expensive and information-intensive tasks into streamlined, efficient and real-time business processes.

We deliver our solutions entirely through a multi-tenant SaaS architecture in which a single instance of our software serves all of our customers. We sell our solutions directly through an internal sales team with industry-specific expertise, and indirectly through a customer referral network and channel partners. During the year ended December 31, 2011, we generated $213.5 million in revenue, of which approximately 40% was derived from international sales across 63 countries.

Key Metrics

We evaluate our operating and financial performance using various performance indicators, as well as the macroeconomic trends affecting the demand for our solutions in our principal markets. We also monitor relevant industry performance, including transactional activity in the debt capital markets and M&A market globally, to provide insight into the success of our sales activities as compared to our peers and to estimate our market share in each of our principal markets.

Our management relies on the key performance indicators set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. We discuss revenue under “Results of Operations”, and cash flow provided by operating activities, including deferred revenue, under “Liquidity and Capital Resources”. Other measures of our performance, including adjusted gross margin, adjusted operating income, adjusted net income, adjusted EBITDA and adjusted EBITDA margin, and free cash flow are defined and discussed under “Non-GAAP Financial Measures” below.

	Years Ended December 31,
	2011	2010	2009
Results of Operations Data:
Total Revenue	$213,504	$184,332	$140,699
Non-GAAP Gross margin	79.9%	81.5%	79.1%
Non-GAAP adjusted operating income	$46,255	$45,569	$33,525
Non-GAAP adjusted net income (loss)	$23,539	$13,737	$(3,848)
Non-GAAP adjusted EBITDA	$66,254	$62,551	$45,092
Non-GAAP adjusted EBITDA margin	31.0%	33.9%	32.0%
Consolidated Balance Sheet Data:
Deferred revenue at December 31	$40,309	$38,043	$26,795
Cash Flows Data:
Cash flows provided by operations	$54,726	$35,564	$25,072
Free cash flow	$30,893	$12,573	$9,038

In addition to the metrics listed in the table above, our management regularly analyzes customer contract data, including aggregate contract values, contract durations and payment terms. Management also monitors sales and marketing activity, customer renewal rates, the mix of subscription and transaction business and international revenue growth to evaluate various aspects of our operating and financial performance. These items are discussed elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Non-GAAP Financial Measures

This Form 10-K includes information about certain financial measures that are not prepared in accordance with generally accepted accounting principles in the United States (“GAAP” or “U.S. GAAP”), including non-GAAP gross margin, non-GAAP adjusted operating income, non-GAAP adjusted net income, non-GAAP adjusted EBITDA and EBITDA margin, and free cash flow. These non-GAAP measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies. A reconciliation of non-GAAP measures is included below.

Management defines its non-GAAP financial measures as follows:

•	Non-GAAP gross margin represents the corresponding GAAP measure adjusted to exclude (1) stock-based compensation expense, and (2) amortization of intangible assets.

•	Non-GAAP adjusted operating income represents the corresponding GAAP measure adjusted to exclude (1) stock-based compensation expense, (2) amortization of intangible assets, and (3) costs related to public stock offerings.

•	Non-GAAP adjusted net income represents the corresponding GAAP measure adjusted to exclude (1) stock-based compensation expense, (2) amortization of intangible assets, (3) costs related to public stock offerings, and (4) costs related to debt repayments. Non-GAAP adjusted net income is calculated using an estimated long-term effective tax rate.

•	Non-GAAP adjusted EBITDA represents net income (loss) adjusted to exclude (1) interest expense, net of interest income, (2) income tax provision (benefit), (3) depreciation and amortization, (4) amortization of intangible assets, (5) stock-based compensation expense, (6) amortization of debt issuance costs, (7) loss on extinguishment of our debt, (8) other (income) expense, net and (9) costs related to public stock offerings.

•	Non-GAAP adjusted EBITDA margin represents adjusted EBITDA as a percentage of revenue.

•	Free cash flow represents cash flow from operations less capital expenditures.

Management believes that these non-GAAP financial measures, when viewed with our results under U.S. GAAP and the accompanying reconciliations, provide useful information about our period-over-period growth as well as additional information that is useful for evaluating our operating performance. Additionally, management believes that these non-GAAP financial measures provide a more meaningful comparison of our operating results against those of other companies in our industry, as well as on a period-to-period basis, because these measures exclude items that are not representative of our operating performance, such as amortization of intangible assets, interest expense and fair value adjustments to the interest rate swap. Management believes that including these costs in our results of operations causes lack of comparability between our operating results and those of our peers in the industry, the majority of which are not highly leveraged and do not have comparable amortization costs related to intangible assets. However, non-GAAP gross margin, non-GAAP adjusted operating income, non-GAAP adjusted net income, non-GAAP adjusted EBITDA and EBITDA margin, and free cash flow are not measures of financial performance under U.S. GAAP and, accordingly, should not be considered as alternatives to gross margin, operating income, net income (loss), and cash flows provided by operations as indicators of operating performance.

The table below provides reconciliations between the non-GAAP financial measures discussed above to the comparable U.S. GAAP measures:

	For the Years Ended December 31,
	2011	2010	2009
Gross profit	$157,119	$136,836	$91,978
Gross margin	73.6%	74.2%	65.4%
Cost of revenue – stock-based compensation expense	310	105	63
Cost of revenue – amortization of intangible assets	13,237	13,237	19,304
Non-GAAP Gross profit	$170,666	$150,178	$111,345
Non-GAAP Gross margin	79.9%	85.1%	79.1%
Income (loss) from operations	$8,860	$11,197	$(3,352)
Stock-based compensation expense	8,708	4,215	1,938
Amortization of intangible assets	28,630	28,741	34,939
Costs related to public stock offerings	57	1,416	—
Non-GAAP adjusted operating income	$46,255	$45,569	$33,525
Net loss before income tax	$(31)	$(18,863)	$(43,186)
Stock-based compensation expense	8,708	4,215	1,938
Amortization of intangible assets	28,630	28,741	34,939
Costs related to public stock offerings	57	1,416	—
Costs related to debt repayments	—	7,011	—
Non-GAAP adjusted net income (loss) before income tax	37,364	22,520	(6,309)
Non-GAAP Income tax provision (benefit)	13,825	8,783	(2,461)
Non-GAAP adjusted net income (loss)	$23,539	$13,737	$(3,848)
Net loss	$(1,243)	$(12,436)	$(24,771)
Interest expense, net	10,645	24,724	28,935
Income tax provision (benefit)	1,212	(6,427)	(18,415)
Depreciation and amortization	19,999	16,982	11,567
Amortization of intangible assets	28,630	28,741	34,939
Stock-based compensation	8,708	4,215	1,938
Amortization of debt issuance costs	1,369	3,084	1,872
Loss on extinguishment of debt	—	4,974	—
Other (income) expense, net(1)	(3,123)	(2,722)	9,027
Costs related to public stock offerings	57	1,416	—
Non-GAAP adjusted EBITDA	$66,254	$62,551	$45,092
Non-GAAP adjusted EBITDA margin	31.0%	33.9%	32.0%
Cash flow from provided from operations	$54,726	$35,564	$25,072
Capital expenditures	(23,833)	(22,991)	(16,034)
Free cash flow	$30,893	$12,573	$9,038

(1)	“Other (income) expense, net” primarily includes foreign currency transaction gains and losses and, beginning in the second quarter of 2009, fair value adjustments resulting in gains and losses on our interest rate swap. “Other (income) expense, net” for the year ended December 31, 2009 includes a $10.7 million loss representing accumulated fair value adjustments to our interest rate swap, due to the de-designation of this derivative instrument in the first quarter of 2009. Prior to the first quarter of 2009 the fair value adjustments to the interest rate swap were recorded to “Accumulated Other Comprehensive Income (Loss)” on the Consolidated Balance Sheets, in accordance with the FASB’s authoritative guidance on hedge accounting.

Components of Operating Results

Sources of Revenue

We derive revenue principally through fixed commitment contracts under which we provide customers with various services, including access to our cloud-based IntraLinks Platform, access to one or more of our IntraLinks Exchanges, the related customer support and other services. Our management operates the business in one reportable segment, assessing performance and making operating decisions based on one single operating unit. However, to date we have monitored certain revenue metrics and trends by principal markets, as defined below. We also monitor the mix of “subscription” and “transaction” customers within these markets, as well as revenue growth in international locations.

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

We believe our revenue growth will be driven by the following key trends: expanded geographic focus to establish wider distribution of our services, ongoing investment in our platform to continue to meet customer needs, and increased focus on providing the types of services that generate repeat business and expand our subscription base. Our revenue growth will also be driven by our ability to increase our market share by winning business from our competition and by adding new clients that are not yet taking advantage of services such as ours. We believe that the continued investments in our platform and operational infrastructure will allow us to service more clients, including those with larger-scale requirements.

Additionally, during the year ended December 31, 2011 we received insurance proceeds totaling $0.6 million, as a result of one of our primary facilities sustaining water damage from a fire on a floor above, which resulted in an interruption in our operations. We filed a claim under our business interruption insurance policy for lost revenue caused by the down-time experienced subsequent to the loss event. The business interruption insurance proceeds are classified as “Other revenue” in the Consolidated Statement of Operations.

Cost of Revenue

Cost of revenue primarily consists of (i) personnel-related costs, including non-cash stock-based compensation, (ii) expenses for third-party contractors providing customer support and project management services, (iii) expenses related to hosting our service, including Internet connectivity, co-location management and data storage fees, (iv) depreciation expenses for hardware, (v) amortization expenses associated with capitalized software and definite-lived intangible assets and (vi) allocated overhead. Our hosting provider charges us a monthly fee based on the number of servers, the amount of storage and the levels of network connectivity required. We allocate overhead, such as facilities and telecommunication charges, to all departments based on headcount, which we consider to be a fair and representative means of allocation. As such, general overhead expenses are reflected in our cost of revenue and operating expenses categories.

We will continue to make investments in our platform and services, which may include direct investments in our technology, customer services group and our hosting infrastructure. The level and timing of investments in these areas could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue.

Gross Profit and Gross Margin

Our gross profit and margin are driven by our ability to manage the costs of providing our service as revenue increases or decreases. As noted under “Cost of Revenue” above, we intend to continue making investments in personnel, including our customer service group, and other initiatives directly related to the development of our technology.

Operating Expenses

Product Development — Product development expenses consist primarily of personnel-related costs, including non-cash stock-based compensation, and consulting expenses associated with the design, development and testing of our systems. We capitalize direct costs of services used in developing internal-use software, including both internal and external direct labor costs. Costs incurred during the preliminary project stage, as well as maintenance and training costs are expensed as incurred.

We expect that product development expenses will increase in absolute dollars as we extend our service offerings and develop new technologies to ensure our service integrates and performs well with existing and future leading databases, applications, operating systems and other platforms, and keeps pace with technological change in our industry. Depending on the nature and levels of work undertaken, the amount of product development costs that are capitalized may fluctuate from period to period, which may affect operating expenses, both in terms of absolute dollars and as a percentage of revenue.

Sales and Marketing — Sales and marketing expenses consist primarily of personnel-related costs, including commissions paid to our sales representatives and non-cash stock-based compensation for equity granted to our sales and marketing staff. Sales and marketing expenses also include payments to channel partners, costs of marketing programs and amortization expense for certain definite-lived intangible assets. Our marketing programs include advertising, events and conferences, corporate communications, public relations and other brand building and product marketing expenses.

We expect that sales and marketing expenses will increase in absolute dollars as we invest in additional direct sales personnel in order to add new customers in our existing markets and geographical locations, as well as in emerging global markets. Additionally, we intend to focus on expanding our partnering efforts and allocating more resources to marketing activities, including building greater brand awareness and sponsoring additional marketing events.

General and Administrative — General and administrative expenses consist primarily of personnel-related costs, including non-cash stock-based compensation, for our finance and accounting, legal, human resources, administrative, and internal business systems personnel, as well as non-personnel costs such as professional fees and other corporate and public company expenses.

We expect that general and administrative expenses will increase in absolute dollars in connection with our continued efforts to add personnel, lease additional office space and incur additional professional and legal fees, insurance costs and other expenses in connection with our growth and international expansion, our growing compliance requirements as a public company, and our ongoing legal proceedings and regulatory investigations.

Restructuring Costs

Restructuring costs incurred during 2009 included employee severance and other employee-related termination costs. The 2009 plan primarily involved a reorganization of our sales and sales supporting operation functions and was designed to enable us to operate more efficiently in a still uncertain economic environment and for continued expansion of our services into broader markets.

Non-Operating Expenses

Non-operating expenses consist of: (i) interest expense related to our long-term debt, net of interest income generated from our short-term investments, (ii) amortization of debt issuance costs, which are being amortized over the remaining life of loan, (iii) foreign currency transactions gains and losses, primarily driven by fluctuations between the U.S. Dollar, Pound Sterling and Euro, and (iv) fair value adjustments to our interest rate swap.

In addition, during the year ended December 31, 2010, non-operating expenses included a loss on extinguishment of debt related to the repayment of our Holdings Senior PIK Credit Agreement (the “PIK Loan”) and the accelerated recognition of deferred debt issuance costs due to the repayment of outstanding amounts under our PIK Loan and Second Lien Credit Facility, in 2010, using the net proceeds from our August 2010 initial and our December 2010 and April 2011 follow-on public offerings. See Note 9 to our Consolidated Financial Statements contained elsewhere in this Form 10-K for additional details regarding the extinguishment of the PIK Loan and accelerated recognition of deferred debt issuance costs.

Income Tax Provision (Benefit)

We are subject to income tax in the United States as well as other countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may also be subject to current U.S. income tax. Our effective tax rate differs from the statutory rate primarily as a result of stock-based compensation, other non-deductible expenses, research and development tax credits and foreign operations.

Application of Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities on an ongoing basis. We evaluate these estimates including those related to the determination of the fair value of stock options and estimated forfeitures of equity-based awards, the fair value of our reporting unit, valuation of intangible assets (and their related useful lives), fair value of financial instruments, certain components of the income tax provisions, including valuation allowances on the Company’s deferred tax assets, accruals for certain compensation expenses, allowances for doubtful accounts and reserves for customer credits. We base estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from those estimates under different assumptions or conditions.

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our financial statements. For further information on our critical and other significant accounting policies, see Note 2, Summary of Significant Accounting Policies, of our consolidated financial statements included elsewhere in this Form 10-K.

Revenue Recognition — We derive revenue principally through fixed commitment contracts under which we provide customers various services, including access to our cloud-based IntraLinks Platform, including our IntraLinks Exchanges, as well as the related customer support and other services.

We sell our services under service contracts that we consider either “subscription” or “transaction” arrangements, as follows:

•	Subscription arrangements include those customer contracts with an initial term of 12 months or more that automatically renew for successive terms of at least 12 months. Because some long-term customers will not accept automatic renewal terms, we also consider among our subscription customers those whose contracts have been extended upon mutual agreement for at least one renewal term of at least 12 months. We believe subscription arrangements appeal mainly to customers that have integrated our service into their business processes and plan to use our exchanges for a series of expected projects. Subscription arrangements afford customers several benefits, including the ability to manage the creation, opening and closing of any number of exchanges at their convenience during the commitment period, and potentially lower pricing than they would generally be charged under a single-event contract.
•	Transaction arrangements include those customer contracts having an initial term of less than 12 months. We also consider transaction customers to be those first time customers whose contracts do not have an automatic renewal clause, and who have not yet renewed their contracts by mutual agreement. We believe these types of arrangements appeal mainly to customers who have a single discrete project. Unlike subscription contracts, which generally renew for at least one year at a time, transaction contracts continue in effect after their initial term on a month to month basis, until the customer terminates, often by closing the relevant exchange.

Revenue from both subscription and transaction contracts is recognized ratably over the contracted service period, provided that there is persuasive evidence of an arrangement, the service has been provided to the customer, collection is reasonably assured, the amount of fees to be paid by the customer is fixed or determinable and we have no significant remaining obligation at the completion of the contracted term. In circumstances where we have a significant remaining obligation after completion of the initial contract term, revenue is recognized ratably over the extended service period. Our contracts do not contain general rights of return. Certain of our contracts contain customer acceptance clauses, for which revenue is deferred until acceptance occurs.

Under most subscription arrangements, an annual fixed commitment fee is determined based on the aggregate value of the expected number of exchanges required over the term, the type of exchanges expected to be opened, the number of users that are expected to access each exchange and the volume of data expected to be managed in the exchanges. We bill customers with annual commitment fees in advance, generally in four equal quarterly installments. Similarly, a transaction contract for a single project will have a fee covering services for the expected duration of the project, for which we generally bill customers in full, in advance, upon the commencement of the contract. Subscription and transaction fees payable in advance are recorded initially in accounts receivable, or cash upon their collection, and deferred revenue, until such time that the relevant revenue recognition criteria have been met for such amounts to be included in revenue.

Annual subscription fees, as well as the fixed fees payable upfront under transaction contracts, are payable in full and are non-refundable regardless of actual usage of services. Similarly, while customers may close exchanges and cease using services, our contracts generally do not allow for cancellation or termination for convenience during the contract term. We reserve the right under subscription and transaction contracts to charge customers for loading data or adding users to exchanges in excess of their original usage estimates. Incremental fees for overages are billed monthly or quarterly in arrears and the related revenue is recognized ratably from the point that the overage is measured through the remaining contract term, or the remaining contract quarter, depending on the usage terms within the customer contract.

Our customers do not have a contractual right, or the ability, to take possession of the IntraLinks software at any time during the hosting period, or to contract with an unrelated third party to host the IntraLinks software. Therefore, revenue recognition for our services is not accounted for under the FASB’s specific guidance on software revenue recognition. We recognize revenue for our services ratably over the related service period, as described above.

We offer our services to customers through single-element and multiple-element arrangements, some of which contain offerings for optional services, including document scanning, data archiving and other professional services. In accordance with the FASB’s guidance on multiple-deliverable arrangements, we have evaluated the deliverables in our arrangements to determine whether they represent separate units of accounting, specifically whether the deliverables have value to our customers on a standalone basis. We have determined that the services delivered to customers under our existing arrangements generally represent a single unit of accounting. Revenue for optional services is recognized as delivered, or as completed, provided that the general revenue recognition criteria described above are met. We will continue to evaluate the nature of the services offered to customers under our fixed commitment contracts, as well as our pricing practices, to determine if a change in policy regarding multiple-element arrangements and related disclosures is warranted in future periods.

Additionally, certain contracts contain provisions for set-up and implementation services relating to the customer’s use of our platform. We believe that these set-up and implementation services provide value to the customer over the entire period that the exchange is active, including renewal periods, and therefore the revenue related to these services is recognized over the longer of the contract term or the estimated relationship life, which, as of December 31, 2011, generally ranged from two to four years. We continue to evaluate the length of the amortization period of the revenue related to set up and implementation fees, as we gain more experience with customer contract renewals.

From time to time we agree to sales concessions with our customers; a reserve for which is estimated based on historical patterns of actual credits issued. Expenses associated with maintaining this reserve are recorded as a reduction to revenue.

Deferred revenue represents the billed but unearned portion of existing contracts for services to be provided. Deferred revenue does not include the unbilled portion of existing contractual commitments of our customers. Accordingly, the deferred revenue balance does not represent the total contract value of outstanding arrangements. Amounts that have been invoiced but not yet collected are recorded as revenue or deferred revenue, as appropriate, and are included in our accounts receivable balances. Deferred revenue that will be recognized during the subsequent 12-month period is classified as “Deferred revenue” with the remaining portion as non-current deferred revenue as a component of “Other long-term liabilities” on the Consolidated Balance Sheets, included elsewhere in this Form 10-K.

Stock-Based Compensation — We use the Black-Scholes option pricing model to determine the fair value of options granted under our 2007 Stock Option and Grant Plan and 2010 Equity Incentive Plan, as well as the rights awarded under our 2010 Employee Stock Purchase Plan (“ESPP”). Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the our Common Stock price, (ii) the expected life of the award, which for options is the period of time over which employees and board directors are expected to hold their options prior to exercise and for ESPP rights is the period of time between the offering date and the exercise date (as defined in Note 12 to our consolidated financial statements), (iii) expected dividend yield on our Common Stock, and (iv) a risk-free interest rate, which is based on quoted U.S. Treasury rates for securities with maturities approximating the expected term. The use of different assumptions in the Black-Scholes pricing model would result in different amounts of stock-based compensation expense. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

The fair value of restricted shares of Common Stock (“RSAs”) awarded under our 2007 Restricted Preferred Stock Plan and the 2007 Stock Option and Grant Plan, and restricted stock units (“RSUs”) awarded under the 2010 Equity Incentive Plan, is determined using the intrinsic value of the common stock at the time of grant.

The following table summarizes the weighted-average assumptions used to estimate the fair value of options and ESPP rights granted during the years ended December 31, 2011, 2010 and 2009, respectively:

	Years Ended December 31,
	2011		2010		2009
	ESPP	Options	ESPP	Options	Options
Expected volatility	49.7%	57.7%	43.1%	61.7%	77.0%
Expected life	0.24 Years	6.06 Years	0.25 Years	6.17 Years	5.94 Years
Risk free interest rate	0.06%	1.6%	0.2%	2.4%	2.6%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%

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

We utilize an estimated forfeiture rate when calculating expense for the period. We consider several factors when estimating future forfeitures, including types of awards, employee level and historical experience. If this estimated rate changes in future periods due to different actual forfeitures, our stock compensation expense may increase or decrease significantly. If there are any modifications or cancellations of the underlying unvested securities or the terms of the awards, we may be required to accelerate, increase or cancel any remaining unamortized share-based compensation.

Income Taxes — We account for income taxes on the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of net operating losses and tax credit carryforwards, and temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred taxes are measured using enacted tax rates applicable to taxable income in the years in which the temporary differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in our results of operations in the period that includes the enactment date.

We assess whether it is necessary to establish a valuation allowance to reduce our deferred tax assets if we conclude that it is more likely than not that some portion or all of our deferred tax assets will not be realized. Our evaluation includes assessing both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence potentially impacting their realizability.

We recognize the impact of an uncertain tax position in our financial statements if, based on the technical merits of the position, we believe it is more-likely-than-not sustainable upon audit. This involves the identification of potential uncertain tax positions, the evaluation of tax law and an assessment of whether a liability for each uncertain tax position is necessary. We operate and are subject to audit in multiple taxing jurisdictions. We record interest expense and penalties on uncertain tax positions as part of income tax expense.

Investments — Our investment portfolio may at any time contain investments in U.S Treasury obligations, securities guaranteed by the U.S. government, certificates of deposit, corporate notes and bonds, medium-term notes, commercial paper, and money market mutual funds, each with original maturities less than one year.

Our investments with original maturity dates in excess of three months are classified as short-term investments on the Consolidated Balance Sheets contained elsewhere in this Form 10-K. Short-term investments classified as trading securities are recorded at fair value, with unrealized gains and losses recorded to “Other (income) expense, net” during each respective reporting period. Short-term investments classified as held-to-maturity are recorded at amortized cost. Interest earned on short-term investments is recorded to “Interest income” which is presented net of “Interest expense” on the Consolidated Statements of Operations, included elsewhere in this Form 10-K.

In periods prior to December 31, 2010, our investment portfolio contained investments in auction rate securities (“ARS”) with UBS, which contained interest rate resets every 90 days or less, but maturity dates in excess of 90 days. In November 2008, we entered into an agreement with UBS AG (“UBS”) providing us with rights related to our investments in ARS (the “Rights”). The Rights permitted us to require UBS to redeem the ARS at par value at any time during the period of June 30, 2010 through July 2, 2012. The enforceability of the Rights resulted in a separate freestanding instrument that was accounted for separately from the ARS portfolio. We elected to measure this instrument at fair value and also to classify the ARS as trading securities in order to match the respective fluctuations in fair value recorded in the Consolidated

Statement of Operations, contained elsewhere in this Form 10-K. The ARS were measured at fair value using discounted cash flow approach. The assumptions used in the discounted cash flow approach were based on data available to us at each respective measurement date and included estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS. We also valued the Rights using a discounted cash flow approach, based on data available at each reporting date, which includes estimates of interest rates, timing and amount of cash flows and an adjustment for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. On July 1, 2010, at our request under the agreement, UBS redeemed the remaining ARS at par value. Realized gains or losses on ARS securities redeemed during the period were calculated based on the specific identification method.

Fair Value of Financial Instruments — The carrying amounts of our cash and cash equivalents, short-term investments classified as held-to-maturity, accounts receivable, accounts payable and other accrued expenses, approximate fair value due to the short-term nature of these instruments. Short-term investments classified as trading, as well as our prior year investments in auction rate securities, were measured and recorded at their respective fair values, as described in Investments above. See Derivative Instruments and Hedging Activities below for a discussion of our accounting policy for our interest rate swap.

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

Goodwill — At December 31, 2011, we had $215.5 million of goodwill recorded as a result of the Merger that occurred on June 15, 2007. Goodwill is evaluated for impairment on an annual basis, or more frequently if events or circumstances indicate that an impairment loss may have been incurred. We have one reporting unit that is evaluated in the annual impairment test, which is performed annually each October 1.

On September 15, 2011, the FASB issued authoritative guidance which gives entities the option of performing a qualitative assessment of goodwill prior to calculating the fair value of a reporting unit in “step 1” of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test is required to be performed. We adopted this newly issued authoritative guidance effective October 1, 2011.

We completed our most recent impairment analysis as of October 1, 2011. Among the factors included in our qualitative assessment were: (i) general economic conditions and the competitive environment, (ii) actual and expected financial performance, including consideration of our revenue growth and improved operating results year-over-year, (iii) forward-looking business measurements, (iv) external market conditions, (v) our stock-price performance compared to overall market and industry peers, (vi) our market capitalization, and (vii) other relevant entity-specific events. Based on the results of the qualitative assessment, we concluded that it is more likely than not that the fair value of our reporting unit is more than its carrying amount, and therefore performance of the two-step quantitative impairment test was not necessary. There were no impairments of goodwill in any of the periods presented in the consolidated financial statements included elsewhere within this Form 10-K.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. When performing the quantitative analysis, we have utilized valuation techniques consistent with the income approach and market approach to measure fair value for purposes of impairment testing. An estimate of fair value can be affected by many assumptions, requiring that management make significant judgments in arriving at these estimates, including the expected operational performance of our businesses in the future, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use to estimate future cash flows — including sales growth, pricing of our services, market penetration, competition, technological obsolescence, fair value of net operating loss carryforwards and discount rates — are consistent with our internal planning. Significant changes in these estimates and the related assumptions, or changes in qualitative factors affecting us in the future, could result in an impairment charge related to our goodwill.

Other Intangible and Long-Lived Assets — Our definite-lived intangible assets include developed technology, customer relationships, contractual backlog, trade names and non-compete agreements. Developed technology and contractual backlog are being amortized over their estimated useful lives at accelerated rates consistent with the expected future cash flows to be generated by the assets. All other intangible assets are amortized on a straight-line basis over their estimated useful lives, which we believe is consistent with the expected future cash flows to be generated by the respective assets.

Other long-lived assets primarily consist of computer and office equipment and software, furniture and fixtures and leasehold improvements, which are subject to depreciation over the useful life of the asset. The useful lives of our definite-lived intangible and other long-lived assets are determined based on our estimate of the period over which the asset will be utilized; such periods are periodically reviewed for reasonableness. We may be required to change these estimates based on changes in our industry or other changing circumstances. If these estimates change in the future, we may be required to recognize increased or decreased depreciation expense for these assets.

Other intangible and long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. No impairments were recorded on long-lived assets for the periods presented in the consolidated financial statements included elsewhere in this Form 10-K.

The process of assessing potential impairment of our definite-lived intangible and long-lived assets is highly subjective and requires significant judgment. An estimate of future undiscounted cash flow can be affected by many assumptions, requiring that management make significant judgments in arriving at these estimates, which include sales growth, pricing of our services, market penetration, competition and technological obsolescence. In each of the years presented, we did not identify any indicators of impairment related to our definite-lived intangible and long-lived assets, and therefore were not required to assess impairment utilizing an undiscounted cash flow model. However, significant future changes in these estimates or their related assumptions could result in an impairment charge related to individual or groups of these assets.

Derivative Instruments and Hedging Activities — We maintain an interest rate swap agreement to economically hedge our exposure to changes in the amounts of future cash flows, driven by the variable rates associated with our long-term debt. Our interest rate swap is recorded on the balance sheet at fair value. The fair value of the interest rate swap is measured each reporting period and includes a credit valuation adjustment that reflects consideration of our own credit risk, since the interest rate swap is in a liability position. Valuations may fluctuate considerably from period-to-period due to volatility in underlying interest rates, which is driven by market conditions and the duration of the derivative instrument. We do not hold any other derivatives and do not use financial instruments for any trading or other speculative purposes.

From the inception of the interest rate swap agreement through March 2009, the interest rate swap was designated as a cash flow hedge. During this time, hedge effectiveness was measured by comparing the change in fair value of the hedged item with the change in fair value of the derivative instrument. The effective portion of the gain or loss of the hedge was recorded under the caption “Accumulated other comprehensive (loss) income” on the Consolidated Balance Sheets included elsewhere in this Form 10-K. In March 2009, we amended certain provisions of the interest rate swap agreement, which caused the instrument to no longer qualify for hedge accounting. Therefore, as of the second quarter of 2009, all fair value adjustments, including the credit valuation adjustments, are recorded under the caption “Other (income) expense, net” on the Consolidated Statements of Operations included elsewhere in this Form 10-K. We currently have no plans to re-designate the interest rate swap agreement as a cash flow hedge, and therefore we expect all future fair value adjustments to be recorded in “Other (income) expense, net” through the end of the swap agreement in 2012.

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

Results of Operations

The following table sets forth consolidated statements of operations data for each of the periods indicated as a percentage of total revenues.

	Years Ended December 31,
	2011	2010	2009
Revenue:
Enterprise	44.3%	44.9%	39.3%
M&A	39.2%	37.2%	36.1%
DCM	16.2%	17.9%	24.6%
Other revenue	0.3%	0.0%	0.0%
Total revenue	100.0%	100.0%	100.0%
Cost of revenue	26.4%	25.8%	34.6%
Gross profit	73.6%	74.2%	65.4%
Operating expenses:
Product development	8.7%	9.7%	10.1%
Sales and marketing	41.6%	43.0%	42.0%
General and administrative	19.1%	15.4%	14.6%
Restructuring costs	0.0%	0.0%	1.1%
Total operating expenses	69.4%	68.2%	67.8%
Income (loss) from operations	4.1%	6.1%	(2.4%)
Interest expense, net	5.0%	13.4%	20.6%
Amortization of debt issuance costs	0.6%	1.7%	1.3%
Loss on extinguishment of debt	0.0%	2.7%	0.0%
Other (income) expense, net	(1.5%)	(1.5%)	6.4%
Net loss before income tax	0.0%	(10.2%)	(30.7%)
Income tax provision (benefit)	0.6%	(3.5%)	(13.1%)
Net loss	(0.6%)	(6.7%)	(17.6%)

Comparison of the Years Ended December 31, 2011 and 2010

Revenue

Total revenue increased to $213.5 million for the year ended December 31, 2011, from $184.3 million for the year ended December 31, 2010. The following table sets forth revenues by principal market for the year ended December 31, 2011 compared to the year ended December 31, 2010, the percentage increase or decrease between those periods, and the percentage of total revenue that each principal market represented for those periods:

					% Revenue
	Years Ended December 31,		Increase	% Increase	Years Ended December 31,
	2011	2010			2011	2010
Enterprise	$94,588	$82,767	$11,821	14.3%	44.3%	44.9%
M&A	83,763	68,604	15,159	22.1%	39.2%	37.2%
DCM	34,539	32,961	1,578	4.8%	16.2%	17.9%
Other revenue	614	—	614	100.0%	0.3%	0.0%
Total revenue	$213,504	$184,332	$29,172	15.8%	100.0%	100.0%

Enterprise — The results for the year ended December 31, 2011 reflect an increase in Enterprise principal market revenue of $11.8 million or 14.3%, as compared to the year ended December 31, 2010. The increase in Enterprise revenue in 2011, as compared to the prior year, was driven by an increased customer base, larger contract values for new customers, as well as higher exchange utilization. This activity reflects the wider adoption of our services across customers’ organizations. We attribute this growth to our increased investment in Enterprise-related product development initiatives, additional sales head count and marketing resources dedicated to this market.

M&A — The results for the year ended December 31, 2011 reflect an increase in M&A principal market revenue of $15.2 million, or 22.1%, as compared to the year ended December 31, 2010. The increase in M&A revenue in 2011, as compared to the prior year, reflects a higher volume of business transactions during year ended December 31, 2011, compared to the prior period, as well as our believed capture of market share from our competition and wider geographic focus through new markets.

DCM — The results for the year ended December 31, 2011 reflect an increase in DCM principal market revenue of $1.6 million, or 4.8%, as compared to the year ended December 31, 2010. The increase in DCM revenue was primarily driven by the improved overall market conditions, specific to DCM, and as a result we experienced greater service utilization and higher subscription overages.

Other Revenue — The results for the year ended December 31, 2011 included $0.6 million of business interruption insurance proceeds received during the period, as a result of a claim filed for lost revenue from an interruption to our operations, caused by water damage to one of our primary facilities from a fire on a floor above. There were no comparable amounts received or recorded during the prior year comparable period.

As a percentage of total revenue, revenue from subscription arrangements decreased to approximately 54% in 2011 from 59% in 2010, as a result of the increased contribution of revenue from the M&A principal market, which is primarily transaction-based. During the year ended December 31, 2011, our renewal rate with respect to our subscription customers, on a per-customer absolute dollar commitment basis, decreased to 89%, from 104% in 2010, primarily due to reductions in our customers’ spending levels, combined with the availability and functionality of competing products and services in the DCM market.

For the year ended December 31, 2011, approximately 24% of the contracts we entered into with our customers were based in foreign currency. Comparatively, during the year ended December 31, 2010, approximately 17% of the contracts we entered into with our customers were based in foreign currency. Foreign currency transaction gains and losses are recorded in “Other (income) expense, net” on the Consolidated Statement of Operations. See “Non-Operating Expenses” below for a comparative discussion regarding foreign currency transaction gains and losses. See also Item 7A: Quantitative and Qualitative Disclosures about Market Risk within this Form 10-K for additional details regarding our foreign currency exchange risk.

Cost of Revenue and Gross Margin

The following table presents cost of revenue, gross profit and gross margin for the year ended December 31, 2011 compared to the year ended December 31, 2010:

	Years Ended December 31,		Increase (Decrease)	% Increase
	2011	2010
Cost of revenue	$56,385	$47,496	$8,889	18.7%
Gross profit	$157,119	$136,836	$20,283	14.8%
Gross margin	73.6%	74.2%	(0.6%)

The results for the year ended December 31, 2011 reflect an increase in cost of revenue of $8.9 million, or 18.7%, as compared to the year ended December 31, 2010. The increase in cost of revenue in 2011, as compared to the prior year, was attributed primarily to (i) an increase of $2.7 million in amortization of capitalized software costs, reflecting an expanded product portfolio, (ii) an increase of $2.0 million in headcount-related expenses, primarily salaries required to support our revenue growth, (iii) an increase of $0.9 million in hosting costs to support revenue growth, continued data capacity needs and the establishment of a new hosting location in the United Kingdom, (iv) a $0.7 million increase in rent costs primarily due to the expansions of our research and development headquarters in Charlestown Massachusetts to support our growing employee base, and (v) an increase of $0.3 million in recruitment charges, to support growth plans. Cost of revenue as a percentage of revenue was 26.4% for the year ended December 31, 2011, compared to 25.8% for the year ended December 31, 2010, driving a decrease in gross margin of 0.6 percentage points for the year ended December 31, 2011.

Operating Expenses

Total operating expenses for the year ended December 31, 2011 increased by approximately $22.6 million, or 18.0%, as compared to the year ended December 31, 2010.

The following table presents the components of operating expenses for the year ended December 31, 2011, compared to the year ended December 31, 2010:

	Years Ended December 31,		Increase	% Increase
	2011	2010
Product development	$18,579	$17,953	$626	3.5%
Sales and marketing	88,872	79,251	9,621	12.1%
General and administrative	40,808	28,435	12,373	43.5%
Total operating expenses	$148,259	$125,639	$22,620	18.0%

Product Development — The results for year ended December 31, 2011 reflect a 3.5% increase in product development expense of $0.6 million, as compared to the year ended December 31, 2010. The increase in product development expense in 2011, as compared to prior year, was primarily driven by an increase of $2.0 million in headcount-related expenses, in line with our plan to continue to invest in our expanded product portfolio, and an increase of $0.8 million in rent costs, primarily due to the expansions of our office locations to support our growing employee base. This increase was partially offset by $2.3 million of additional development expense on launched platforms and commencement of various development initiatives that were capitalized in accordance with our accounting policies. Product development expense as a percentage of revenue was 8.7% and 9.7% for the years ended December 31, 2011 and 2010, respectively.

Total product development costs comprise both capitalized software and product development expense.

	Years Ended December 31,		Increase	% Increase
	2011	2010
Capitalized software	$18,718	$16,128	$2,590	16.1%
Product development expense	18,579	17,953	626	3.5%
Total product development costs	$37,297	$34,081	$3,216	9.4%

For the year ended December 31, 2011, product development costs totaled $37.3 million, comprised of $18.7 million of capitalized software related to product development enhancements and $18.6 million in product development expense. For the year ended December 31, 2010, product development costs totaled $34.1 million, comprised of $16.1 million of capitalized software related to product development enhancements and $18.0 million of product development expense. The increase in total product development costs of $3.2 million, or 9.4%, reflects additional development expense on launched platforms and commencement of various development initiatives as well as expansions of our office locations to support our growing employee base. Total product development cost as a percentage of revenue was 17.5% for the year ended December 31, 2011, compared to 18.5% for the year ended December 31, 2010.

Sales and Marketing — The results for the year ended December 31, 2011 reflect an increase in sales and marketing expense of $9.6 million, or 12.1%, as compared to the year ended December 31, 2010. The increase in sales and marketing expense in 2011, as compared to the prior year, was primarily driven by (i) an increase of $5.1 million in headcount-related expenses, primarily salaries, bonus, and benefits, which is partially offset by a decrease in recruiting costs of $0.4 million, as a result of timing of new-hires within the sales organization and less reliance on outside recruiting consultants, (ii) an increase of $1.8 million related to marketing programs and initiatives tied to specific initiatives and brand awareness, and (iii) an increase of $3.4 million in sales commission expense, which reflects both the higher level of sales achieved during the period by our internal sales representatives and our channel partners, as well as the impact of the revised 2011 commission plan for our internal sales representatives as compared to the 2010 plan. Sales and marketing expense as a percentage of revenue was 41.6% for the year ended December 31, 2011, compared to 43.0% for the year ended December 31, 2010.

General and Administrative — The results of the year ended December 31, 2011 reflect an increase in general and administrative expense of $12.4 million, or 43.5%, as compared to the year ended December 31, 2010. The increase in general and administrative expense in 2011, as compared to the prior year, was primarily driven by (i) an increase of $2.8 million in headcount-related expenses, primarily salaries, reflecting additional headcount necessary to support the growth strategy of our business, and our public company status, (ii) an increase of $3.0 million in stock-based compensation costs, (iii) an increase of $2.2 million in professional services to support international expansion and improvements in business systems, (iv) an increase of $0.7 million in insurance costs, primarily for directors and officers insurance coverage, and (v) an increase of $1.2 million in companywide internal software license and maintenance costs driven by system improvements and additional licenses to accommodate increased headcount. General and administrative expense as a percentage of revenue was 19.1% for the year ended December 31, 2011, compared to 15.4% for the year ended December 31, 2010.

Non-Operating Expenses

The following table presents the components of non-operating expenses for the year ended December 31, 2011 compared to the year ended December 31, 2010:

	Years Ended December 31,		Decrease	% Decrease
	2011	2010
Interest expense, net	$10,645	$24,724	$(14,079)	(56.9%)
Amortization of debt issuance costs	$1,369	$3,084	$(1,715)	(55.6%)
Loss on extinguishment of debt	$—	$4,974	$(4,974)	(100.0%)
Other (income) expense, net	$(3,123)	$(2,722)	$(401)	14.7%

Interest Expense, Net

Interest expense, net for the year ended December 31, 2011 decreased by $14.1 million, or 56.9%, as compared to the year ended December 31, 2010. The decrease was primarily driven by the use of net proceeds from our initial public stock offering in August 2010 and follow-on public stock offerings in December 2010 and April 2011 to repay a total of $206.1 million of our outstanding debt. Interest expense, net, represented 5.0% and 13.4% of total revenue for the years ended December 31, 2011 and 2010, respectively. In our Consolidated Statements of Operations, interest expense is shown net of interest income. Interest income for the years ended December 31, 2011and 2010 was not material.

Amortization of Debt Issuance Costs

Amortization of debt issuance costs for the year ended December 31, 2011 decreased by $1.7 million, or 55.6%, as compared to the year ended December 31, 2010, primarily due to acceleration of amortization of $0.7 million in 2010 representing the pro rata share of the original debt issuance costs incurred during the 2007 merger transaction, as it relates to the portion of debt that was paid down during year ended December 31, 2010. In addition to the acceleration of the original debt issuance costs, we also incurred $0.5 million in issuance costs during the year ended December 31, 2010, related to the amendment of the First and Second Lien Credit Facilities, which allowed us to change the priority of repayment and use the net proceeds from our initial public offering to first reduce outstanding indebtedness under the PIK Loan, with a portion of the remaining proceeds applied to Tranche B and C of the Second Lien Credit Facility, on a pro rata basis. Amortization of debt issuance costs for the years ended December 31, 2011 and 2010 was approximately 0.6% and 1.7% of total revenue, respectively.

Loss on Extinguishment of Debt

During the year ended December 31, 2010, we recorded $5.0 million as a loss on extinguishment of debt, which included a 4% prepayment penalty on the PIK Loan totaling $4.1 million, $0.7 million in accelerated recognition of original issuance costs and $0.2 million in issuance costs related to the amendment of the First and Second Lien Credit Facilities. No comparable costs were incurred during the year ended December 31, 2011.

Other (Income) Expense, Net

The major component of Other (income) expense, net, is the fair value adjustment to our interest rate swap. Other income, net for the year ended December 31, 2011 was $3.1 million, primarily driven by a decrease of $4.2 million in the fair value of our interest rate swap liability, partially offset by $0.9 million in foreign currency transaction losses. Other income, net for the year ended December 31, 2010 was $2.7 million, primarily consisted of a $2.8 million gain on our interest rate swap.

Income Tax Provision (Benefit)

For the year ended December 31, 2011, our income tax expense totaled $1.2 million, representing an effective tax rate of (3970.2%). The 2011 effective tax rate resulted from the magnitude of our pre-tax loss relative to non-deductible expenses for tax purposes. Our 2011 pre-tax loss was $31 thousand, while taxable income was approximately $20.0 million. Comparatively, for the year ended December 31, 2010, our income tax benefit totaled $6.4 million, representing an effective tax rate of 34.1%. Our 2010 pre-tax book loss was $18.8 million, and we reported a taxable loss of $6.4 million. The differences between our effective tax rates and the U.S. statutory income tax rate of 35% resulted primarily from stock-based compensation expense, other non-deductible expenses, state income taxes, foreign taxes and research and development tax credits.

Comparison of the Years Ended December 31, 2010 and 2009

					% Revenue
	Years Ended December 31,		Increase (Decrease)	% Increase (Decrease)	Years Ended December 31,
	2010	2009			2010	2009
Enterprise	$82,767	$55,353	$27,414	49.5%	44.9%	39.3%
M&A	68,604	50,741	17,863	35.2%	37.2%	36.1%
DCM	32,961	34,605	(1,644)	-4.8%	17.9%	24.6%
Total Revenue	$184,332	$140,699	$43,633	31.0%	100.0%	100.0%

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

DCM — The results for the year ended December 31, 2010 reflect a decrease in DCM principal market revenue of $1.6 million, or 4.8%, as compared to the year ended December 31, 2009. The year-over-year decrease reflected the impact of marginally lower average contract values. In light of the slower recovery of the loan credit markets throughout most of 2010, our experience indicated that clients were adopting a cautious stance regarding upfront annual commitment levels.

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

Cost of Revenue and Gross Margin

	Years Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2010	2009
Cost of revenue	$47,496	$48,721	$(1,225)	(2.5%)
Gross profit	$136,836	$91,978	$44,858	48.8%
Gross margin	74.2%	65.4%	8.9%

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

The following table sets forth the components of operating expenses for the year ended December 31, 2010, compared to the year ended December 31, 2009.

	Years Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2010	2009
Product development	$17,953	$14,222	$3,731	26.2%
Sales and marketing	79,251	59,058	20,193	34.2%
General and administrative	28,435	20,556	7,879	38.3%
Restructuring costs	—	1,494	(1,494)	(100.0%)
Total operating expenses	$125,639	$95,330	$30,309	31.8%

Product Development — Results for the year ended December 31, 2010 reflect an increase in product development expense of $3.7 million, or 26.2%, as compared to the year ended December 31, 2009. The year-over-year increase in product development expense was primarily driven by increased support and maintenance costs, largely headcount-related, reflecting an expanded product portfolio. Product development expense as a percentage of revenue was 9.7% for the year ended December 31, 2010, compared to 10.1% for the year ended December 31, 2009.

Total product development costs comprise both capitalized software and product development expense.

	Years Ended December 31,
	2010	2009	Increase	% Increase
Capitalized software	$16,128	$10,279	$5,849	56.9%
Product development expense	17,953	14,222	3,731	26.2%
Total product development costs	$34,081	$24,501	$9,580	39.1%

For the year ended December 31, 2010, total product development costs were $34.1 million and included $16.1 million of capitalized software related to product development enhancements and $18.0 million in product development expense. For the year ended December 31, 2009, total product development costs were $24.5 million, and included $10.3 million of capitalized software related to product development enhancements and $14.2 million of product development expense. The increase in total product development costs of $9.6 million, or 39.1% reflects a higher level of spending to support our expanded focus on Enterprise-related and geography-related initiatives as well as increased support and maintenance costs reflecting an expanded product portfolio. Total product development costs as a percentage of revenue was 18.5% for the year ended December 31, 2010, compared to 17.5% for the year ended December 31, 2009.

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

Non-Operating Expenses

The following table presents the components of non-operating expenses for the year ended December 31, 2010 compared to the year ended December 31, 2009:

	Years Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2010	2009
Interest expense, net	$24,724	$28,935	$(4,211)	(14.6%)
Amortization of debt issuance costs	$3,084	$1,872	$1,212	64.7%
Loss on extinguishment of debt	$4,974	$—	$4,974	100.0%
Other (income) expense, net	$(2,722)	$9,027	$(11,749)	(130.2%)

Interest Expense, Net

Interest expense, net for the year ended December 31, 2010 decreased by $4.2 million, or 14.6%, as compared to the year ended December 31, 2009. The decrease was primarily driven by the use of the initial public offering and follow-on offering net proceeds to repay $171.5 million of our debt during the year ended December 31, 2010. Interest expense, net represented 13.4% and 20.6% of revenue for the years ended December 31, 2010 and 2009, respectively. In our consolidated statement of operations, interest expense is shown net of interest income. Interest income for the years ended December 31, 2010 and 2009 was not material.

Amortization of Debt Issuance Costs

Amortization of debt issuance costs for the year ended December 31, 2010 increased by $1.2 million, or 64.7%, as compared to the year ended December 31, 2009, primarily due to the accelerated recognition of approximately $0.7 million in deferred debt issuance costs incurred during the 2007 merger transaction. The recognition of these costs was accelerated during 2010 due to the repayment of the PIK Loan and Second Lien Credit Facility using the net proceeds from the initial public and follow-on offerings. During the year ended December 31, 2010 we also recognized approximately $0.5 million in arrangement fees related to the amendments of the First and Second Lien Credit Facilities during 2010, which allowed us to change the priority of repayment and use the net proceeds from the initial public offering and follow-on offering to first reduce outstanding indebtedness under the PIK Loan, then Tranches B and C of the Second Lien Credit Facility. The balance of the deferred debt issuance costs will be amortized over the term of the remaining loan, using the effective interest rate method. Amortization of debt issuance costs for the years ended December 31, 2010 and 2009 was approximately 1.7% and 1.3% of total revenue, respectively.

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

Other (Income) Expense, Net

The major component of Other (income) expense, net is the fair value adjustment to our interest rate swap. Other income for the year ended December 31, 2010 was $2.7 million compared to other expense of $9.0 million for the year ended December 31, 2009. Other income for the year ended December 31, 2010 primarily consisted of a $2.8 million gain on the interest rate swap. Other expense for the year ended December 31, 2009 included a reclassification of $10.7 million from accumulated other comprehensive income within the consolidated balance sheet, due to the determination that our interest rate swap no longer qualified for hedge accounting under the FASB’s standards (see Note 8 to our consolidated financial statements in Item 8 of this Form 10-K for additional details regarding the accounting treatment of the interest rate swap prior to March 31, 2009). The $10.7 million recorded to other expense during the year ended December 31, 2009 represents cumulative fair value adjustments that were made through accumulated other comprehensive income during the period that the hedge was determined to be effective for accounting purposes. The $10.7 million expense recorded in the first quarter of 2009 was partially offset by gains of approximately $2.3 million on the interest rate swap, recognized during the remainder of 2009.

Income Tax Provision (Benefit)

For the years ended December 31, 2010, and December 31, 2009, our income tax benefit totaled $6.4 million and $18.4 million, respectively, representing effective tax rates of 34.1% and 42.6%, respectively. The 2010 effective tax rate was reduced primarily by a $2.2 million benefit related to a change in the apportionment methodology used to determine our state tax liability. For the year ended December 31, 2009, the Company recorded a pre-tax book loss of $43.1 million, and reported taxable income of $14.2 million. The differences between our effective tax rates and the U.S. statutory income tax rate of 35% resulted primarily from stock-based compensation expense, other non-deductible expenses, state income taxes, foreign taxes, and research and development tax credits.

Quarterly Results of Operations

The following tables set forth selected unaudited quarterly statements of operations data for the eight quarters ended December 31, 2011. The information for each of these quarters has been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Form 10-K and, in the opinion of management, includes all adjustments necessary for the fair presentation of the results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. These quarterly operating results are not necessarily indicative of our operating results for any future period.

	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Consolidated Statement of Operations Data:
Enterprise	$18,017	$19,717	$22,082	$22,951	$24,044	$22,583	$24,502	$23,459
M&A	14,201	16,224	18,153	20,026	20,276	20,990	21,548	20,949
DCM	7,713	8,468	7,639	9,141	7,980	9,763	8,269	8,527
Other revenue	—	—	—	—	107	—	507	—
Total Revenue	39,931	44,409	47,874	52,118	52,407	53,336	54,826	52,935
Cost of revenue	11,476	11,555	11,916	12,549	13,616	14,137	14,439	14,193
Gross profit	28,455	32,854	35,958	39,569	38,791	39,199	40,387	38,742
Gross margin	71.3%	74.0%	75.1%	75.9%	74.0%	73.5%	73.7%	73.2%
Operating expenses:
Product development	4,283	4,461	5,030	4,179	6,068	5,036	3,587	3,888
Sales and marketing	19,020	19,106	20,130	20,995	21,243	22,484	23,734	21,411
General and administrative	5,510	7,595	7,234	8,096	9,826	9,617	10,292	11,073
Total operating expenses	28,813	31,162	32,394	33,270	37,137	37,137	37,613	36,372
(Loss) income from operations	(358)	1,692	3,564	6,299	1,654	2,062	2,774	2,370
Interest expense, net	7,028	7,109	5,862	4,725	2,993	2,602	2,552	2,498
Amortization of debt issuance costs	457	457	1,111	1,059	367	574	214	214
Loss on extinguishment of debt	—	—	4,974	—	—	—	—	—
Other expense (income), net	73	(361)	(919)	(1,515)	(1,928)	(1,134)	515	(576)
Net (loss) income before
income tax	(7,916)	(5,513)	(7,464)	2,030	222	20	(507)	234
Income tax (benefit) provision(1)	(2,438)	(1,568)	(3,433)	1,012	(261)	13	(1,271)	2,731
Net (loss) income(1)	$(5,478)	$(3,945)	$(4,031)	$1,018	$483	$7	$764	$(2,497)
Adjusted EBITDA(2)	$11,829	$14,189	$16,668	$19,865	$15,783	$16,379	$18,022	$16,070
Adjusted EBITDA margin	29.6%	32.0%	34.8%	38.1%	30.1%	30.7%	32.9%	30.4%

(1)	During the financial close process for the year ended December 31, 2010, we identified an error totaling approximately $1.5 million, representing a reduction of the income tax benefit recorded as a discrete item during the three months ended September 30, 2010, related to a change in the apportionment methodology used to determine our state tax liability. The results of operations for the three months ended September 30, 2010, as presented in the table above, have been revised to reflect the correction of this error in the proper period. We believe that the adjustment noted above was not material to the consolidated financial statements for the period in which the error originated and therefore we have not restated our historical consolidated interim financial statements for this period. These revisions will be presented prospectively in future filings.

(2)	The table below provides reconciliation between the non-U.S. GAAP financial measure of Adjusted EBITDA discussed above to the comparable U.S. GAAP measure of net (loss) income. For additional details regarding non-GAAP disclosures, refer to “Non-GAAP Financial Measures” contained elsewhere within this Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Net (loss) income(a)	$(5,478)	$(3,945)	$(4,031)	$1,018	$483	$7	$764	$(2,497)
Interest expense, net	7,028	7,109	5,862	4,725	2,992	2,602	2,552	2,499
Income tax (benefit) provision(a)	(2,438)	(1,568)	(3,433)	1,012	(261)	13	(1,271)	2,731
Depreciation and amortization	3,345	4,262	4,531	4,844	4,948	5,256	5,197	4,598
Amortization of intangible assets	7,218	7,208	7,157	7,158	7,156	7,159	7,157	7,158
Stock-based compensation expense	753	991	1,102	1,369	1,972	1,899	2,894	1,943
Amortization of debt issuance costs	457	457	1,111	1,059	367	574	214	214
Loss on extinguishment of debt	—	—	4,974	—	—	—	—	—
Other expense (income), net	73	(361)	(919)	(1,515)	(1,928)	(1,134)	515	(576)
Costs related to initial public and follow-on offerings	871	36	314	195	54	3	—	—
Adjusted EBITDA	$11,829	$14,189	$16,668	$19,865	$15,783	$16,379	$18,022	$16,070

(a)	See footnote (1) above

Seasonality

Renewal dates for our subscription contracts are typically spread over the course of the year. We generally experience a greater concentration of renewals in the second and fourth fiscal quarters. However, since our revenues are recognized ratably over the related service period and contracts are generally invoiced in advance either annually or on a quarterly basis over the contract period, the impact on our revenue is not material. We typically experience seasonality in our cash flows used in operating activities in the first quarter of each year, which is described in more detail in “Liquidity and Capital Resources” below.

Geographical Concentrations

We operate globally with approximately 60% of total revenues derived from customers located within the United States and the remaining 40% derived from customers located internationally. Revenue derived from customers located in the United Kingdom during the years ended December 31, 2011, 2010, and 2009 was $27.7 million, $19.2 million and $15.6 million, or 13.0%, 10.4% and 11.1%, of total revenue, respectively. No other individual foreign country accounted for more than 10% of our revenue during these periods. We hold fixed assets in four locations: the United States, United Kingdom, Germany and Brazil. No country outside of the United States holds greater than 10% of our total fixed assets.

Cash Flows

	Years Ended December 31,
	2011	2010	2009
Cash provided by operating activities	$54,726	$35,564	$25,072
Cash used in investing activities	(59,953)	(19,541)	(15,984)
Cash provided by (used in) financing activities	1,455	3,961	(3,235)
Effect of exchange rates on cash and cash equivalents	(1)	2	(43)
Net (decrease) increase in cash and cash equivalents	$(3,773)	$19,986	$5,810

Operating Activities

Cash flows provided by operating activities during the year ended December 31, 2011 were $54.7 million, primarily as a result of $53.0 million in cash generated by operations and a net increase in our operating assets and liabilities of $1.7 million. This net increase in operating assets and liabilities primarily consisted of: (i) $2.7 million increase in accounts receivable, offset by $2.4 million increase in deferred revenue, primarily driven by an increase in business activity for the period resulting in higher invoicing, and (ii) an increase of $1.9 million of accrued expenses and other liabilities primarily driven by timing of payments. Additionally, cash flows provided by operating activities during the year ended December 31, 2011 consisted of a net loss of $1.2 million plus the impact of non-cash items including amortization of intangible assets of $28.6 million, depreciation and amortization of $20.0 million, non-cash stock-based compensation of $8.7 million and an unrealized gain on the interest rate swap of $4.2 million.

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

Investing Activities

Cash used in investing activities for the years ended December 31, 2011, 2010 and 2009 were $60.0 million, $19.5 million and $16.0 million, respectively. Cash used in investing activities included purchases of investments during years ended December 31, 2011, 2010 and 2009, which totaled $40.1 million, $4.3 million and nil, respectively, and consisted primarily of commercial paper and corporate bonds in 2011 and bank time deposits with maturities greater than three months in 2010. Sales and maturities of investments during the years ended December 31, 2011 and 2010 totaled $4.0 million and $7.8 million, respectively. Maturities of investments in 2011 were for our investments in commercial paper. Sale of investments in 2010 consisted primarily of redemptions of our auction rate securities and maturities of our bank time deposits purchased during the year. Cash used in investing activities related to capital expenditures for infrastructure during the years ended December 31, 2011, 2010 and 2009 were $5.1 million, $6.9 million and $5.8 million, respectively. Investments in capitalized software development costs for the years ended December 31, 2011, 2010 and 2009 were $18.7 million, $16.1 million and $10.3 million, respectively. Capital expenditures, inclusive of capitalized software development costs, are limited to $21.0 million per year based on the terms of our First Lien Credit Facility. This limit is increased or decreased by the under or over spend, respectively, compared to the base amount from the prior year. The annual maximum capital expenditure limit may be further increased at our option, by borrowing 25% from the succeeding year. For the year ended December 31, 2011, our maximum capital expenditures limit, after considering the adjustments described above, was $24.5 million, of which $24.4 million was utilized.

Financing Activities

Cash flows provided by financing activities for the year ended December 31, 2011 was $1.5 million, primarily consisting of $2.6 million in proceeds from the issuance of common stock, pursuant to exercises of stock options and our ESPP, as well as $35.0 million received in connection with our successful follow-on public stock offering which closed in April 2011. The cash received was partially offset by $35.7 million of debt repayments made during the year ended December 31, 2011, including our mandatory quarterly debt repayments and the voluntary prepayment on our First Lien Credit Facility using the net proceeds from our April 2011 follow-on public stock offering. Additionally, during the year ended December 31, 2011 we incurred $0.5 million of costs associated with our public offerings.

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

The First Lien Credit Facility provided for term loans in the aggregate principal amount of $135.0 million. Prior to June 30, 2011, each quarterly installment payment was equal to $0.3 million. The terms of our First Lien Credit Agreement require any voluntary prepayment of our term loans to be applied on a pro rata basis to each scheduled installment of principal. As of June 30, 2011, the quarterly installment payments decreased to $0.2 million, as result of the voluntary prepayment made in April 2011. Each principal payment is due on the last day of each quarter, which commenced on September 30, 2007 and continues for 27 installments, with the balance due in a final installment on June 15, 2014. Additionally, the First Lien Credit Facility includes a requirement for mandatory prepayments of 50% of our excess free cash flow as measured on an annual basis. Excess free cash flow is generally defined as our adjusted EBITDA less debt service costs, capital expenditures, current income taxes paid and any cash security deposits made in respect of leases for office space, as adjusted for changes in our working capital. As a result of our fiscal 2009 excess free cash flow, we made a mandatory prepayment on April 1, 2010 of approximately $1.2 million. In line with the terms of the First Lien Credit Facility, excess cash flow mandatory payments were not required for fiscal years 2010 and 2011, due to our Consolidated Leverage Ratio (as defined in the credit agreement) being less than 3.25 at December 31, 2010 and 2011.

The term loans under the First Lien Credit Facility, as amended, bear interest at the higher of the Eurodollar Rate (as defined in the First Lien Credit Facility) or 1.50% plus 4.25% per annum, which was 5.75% at December 31, 2011. Interest payments on the First Lien Credit Facility are due on the last business day of each month. The First Lien Credit Facility also provides for a $15.0 million revolving line of credit, of which $12.9 million was unused as of December 31, 2011. As of December 31, 2011, $1.3 million of the revolving line of credit was reserved for standby letters of credit for several of our operating lease agreements related to our various office locations. Additionally, $0.8 million of the revolving line of credit was reserved for a standby letter of credit related to our corporate charge card utilized by executives and certain other employees.

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

Additionally, in July 2007, we entered into an interest rate swap agreement to fix the interest rate on our variable rate debt at 5.43% on a beginning notional amount of $170.0 million. The notional amount amortizes over a period ending June 30, 2012, and was $90.0 million at December 31, 2011. In March 2009, in conjunction with the elections made on the First and Second Lien Credit Facilities variable rate bases (from three-month LIBOR to one-month LIBOR, and quarterly interest payments to monthly), we amended the interest rate swap agreement to mirror the terms of the First and Second Lien Credit Facilities. The fixed rate payable on the interest rate swap was also revised from 5.43% to 5.25%, which was the rate in effect at December 31, 2011 and 2010. The variable rate receivable is based on one-month LIBOR.

Prior to the repayment of our Second Lien Credit Facility during the year ended December 31, 2010, the Second Lien Credit Facility provided for two tranches of term loans. Tranche B in the amount of $30.0 million and Tranche C in the amount of $35.0 million. Tranche B bore interest at the rate of 11.0% per annum and Tranche C bore interest at the Eurodollar Rate plus 5.75%. The Second Lien Credit Facility was paid in full at December 31, 2010.

Prior to the repayment of our PIK Loan during the year ended December 31, 2010, the PIK Loan provided for loans in the amount of $75.0 million and bore interest at a rate of 13.0%. During the three months ended March 31, 2010, we elected to pay the quarterly interest of $3.2 million in cash. The PIK Loan was paid in full at December 31, 2010.

Cash paid for interest on the loans described above, during the years ended December 31, 2011, 2010 and 2009, was $10.7 million, $19.9 million, and $20.1 million respectively.

Covenants

The borrowings under the First Lien Credit Facility are subject to certain affirmative and negative covenants, both financial and non-financial. These covenants include the timely submission of unqualified audited financial statements to the lender, as well as customary restrictions on certain activities, including the following, which are subject to lender approval, with certain exceptions:

•	incurring additional indebtedness other than in the normal course of business;
•	creating liens or other encumbrances on our assets;
•	engaging in merger or acquisition transactions;
•	capital expenditures;
•	making investments; and
•	entering into asset sale agreements or paying dividends or making distributions on and in certain cases, repurchasing our stock.

As it relates to capital expenditures, the terms of our First Lien Credit Facility limit us to consolidated capital expenditures, including amounts related to capitalized software, of $21.0 million per year, which is increased or decreased by the under or over spend, respectively, compared to the base amount from the prior year. The annual maximum capital expenditure limit may be further increased at our option, by borrowing 25% from the succeeding year. For the year ended December 31, 2011, our maximum capital expenditures limit, after considering the adjustments described above, was $24.5 million, of which $24.4 million was utilized.

Additionally, in order to borrow against the revolving line of credit under the First Lien Credit Facility our senior secured debt to Consolidated EBITDA ratio (as defined under the First Lien Credit Facility) for the trailing four quarters must be less than 6.5 to 1.0 as of the last day of each fiscal quarter through the maturity date. Our senior secured debt to Consolidated EBITDA ratio at December 31, 2011 was 1.40.

We were in compliance with all of our financial and non-financial covenants as of December 31, 2011. These agreements also contain customary events of default, including, but not limited to, cross-defaults among these agreements. Although we currently expect to remain in compliance with these existing covenants, any breach of these covenants or a change in control could result in a default, and subsequent cross-defaults, under the credit agreements, which could cause all of the outstanding indebtedness to become immediately due and payable and terminate all commitments to extend further credit.

Liquidity and Capital Resources

We currently use the net cash generated from operations to fund our working capital needs as well as our capital expenditure and debt service requirements. Our available financing arrangements include a $15.0 million revolving line of credit, of which $12.9 million is available to us as of December 31, 2011. At December 31, 2011, we had approximately $46.7 million in cash and cash equivalents, $36.1 million in short-term investments, and $38.9 million in accounts receivable, net of allowances for doubtful accounts and credit reserves. We believe that, barring unforeseen circumstances, we have sufficient cash resources to continue operations for at least the next 12 to 24 months.

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

The credit markets have experienced disruption that reached unprecedented levels during late 2008 and 2009 and more recently in 2011. The disruption in the financial markets has affected some of the financial institutions with which we do business. A continued, sustained decline in the stability of these financial institutions could adversely affect our access to financing, as well as our revenue growth (due to our customer base in the M&A & DCM principal markets). Additionally, if the national or global economy or credit market conditions in general were to deteriorate further, it is possible that such changes could adversely affect our credit ratings, among other things, including our ability to obtain external financing or to refinance our existing indebtedness.

There has been no change in our credit rating, since Standard & Poor’s lifted our corporate credit rating from B+ to BB- with a “stable” outlook on June 30, 2011. Additionally, there has been no change in our issue-level rating on our First Lien Credit Facility since the rating was raised to BB+ from BB on June 30, 2011, in conjunction with the corporate credit rating change.

Our corporate credit ratings and outlooks as of December 31, 2011, are summarized in the table below.

Rating Agency	Rating	Outlook
Moody’s	B1	Stable
Standard & Poor’s	BB-	Stable

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

Contractual Obligations and Commitments

The following table sets forth, as of December 31, 2011, certain significant cash obligations that will affect our future liquidity.

	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 years
Long-term debt, including current portion	$92,355	$1,191	$91,049	$115	$—
Interest on long-term debt	15,063	6,985	8,069	9	—
Operating leases	26,741	3,067	7,219	5,680	10,775
Third-party hosting commitments	6,574	3,207	3,367	—	—
Other contractual commitments (including interest)	564	150	301	113	—
Total	$141,297	$14,600	$110,005	$5,917	$10,775

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

In June 2011, we entered into a financing arrangement in the amount of $1.2 million for third party software, including financing costs of $0.1 million to be repaid over a term of 49 months. In December 2011, we entered into a second financing arrangement in the amount of $0.2 million to be repaid over a term of 25 months for licensing and support of internal systems.

Operating Leases and Third-party Hosting Commitments

Our principal executive office in New York, New York occupies approximately 66,832 square feet. This space is comprised of 43,304 square feet that are subject to a lease agreement that expires in July 2021 and 23,528 square feet that are subject to a sublease agreement that expires in December 2013. In addition, our research and development facilities in Charlestown, Massachusetts occupy 36,557 square feet under a lease that expires in December 2015.

We also occupy space in London, Chicago, São Paolo, Hong Kong, Frankfurt, Sydney, Melbourne, Paris and San Francisco for our sales and services activities. We believe that our facilities are adequate for our current needs. However, we may obtain additional office space to house additional services personnel in the near future, and we may require other additional office space as our business grows. The future minimum lease payments of the new lease are included in the above table.

Our commitments to our third-party hosting provider expire in December 2013. Our hosting obligations are largely impacted by service expansion requirements in line with the growth of our business.

Uncertain Tax Positions

Tax reserves for uncertain tax positions, excluding interest and penalties, totaling $3.2 million and $2.6 million at December 31, 2011 and 2010, respectively, are included in “Other long term liabilities” on the consolidated balance sheet. The net increase of $0.6 million in 2011 resulted from $0.5 million related to current-year tax positions, and $0.2 million for prior year tax positions offset by a $0.1 million release of reserves due to expirations of the Statute of Limitations in certain jurisdictions. We do not expect the balance of unrecognized tax benefits to significantly increase or decrease over the next twelve months. We are not able to reasonably estimate when we would make cash payments required to settle these liabilities beyond the next twelve months, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion should be read together with our consolidated financial statements and related notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Interest Rate Sensitivity

Term loans under the First Lien Credit Agreement, as amended, bear interest at the higher of the Eurodollar Rate, or 1.5%, plus 4.25% per annum. Although the interest on our First Lien Credit Facility is defined as variable, the existence of the Eurodollar Rate floor of 1.5% has caused us, in recent years, to not be subject to market risks related to fluctuations in interest rates because the Eurodollar Rate has been considerably lower than 1.5%. If the Eurodollar Rate were to rise above 1.5%, our results of operations, specifically interest expense on the First Lien Credit Facility, would be subject to market risk.

The fair value of the interest rate swap is measured each reporting period and includes a credit valuation adjustment that reflects consideration of our credit risk, since the interest rate swap is in a liability position. The fair value measurement of the swap may fluctuate considerably from period-to-period due to volatility in underlying interest rates, which is driven by market conditions and the duration of the swap. In both of the years ended December 31, 2011 and 2010, a 10% increase or decrease in interest rates would have resulted in an increase or decrease of $0.1 million, to “Other (income) expense, net,” within our consolidated statement of operations.

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash and cash equivalents and short-term investments in a variety of securities, including money market funds, certificates of deposit, U.S. treasuries, commercial paper and corporate debt securities. A 10% decrease in interest rates in the year ended December 31, 2011, or the year ended December 31, 2010, would not have had a material impact (on a total dollar basis) on our interest income during those periods, respectively, due to the immateriality of the interest income generated by our investments during those periods.

Foreign Currency Exchange Risk

During the year ended December 31, 2011, approximately 40% of our revenues were generated from sales across 63 countries outside of the United States. Our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates, particularly between the U.S. Dollar, Pound Sterling and Euro. During the year ended December 31, 2011, the currency markets experienced significant fluctuations which caused us to incur foreign currency transaction losses of $0.9 million, in those respective periods. During the year ended December 31, 2010 we incurred foreign currency transaction losses of $0.4 million.

The debt crisis in Europe has resulted in uncertainty with the stability of the Euro. Efforts to prevent the collapse of Euro member economies have proven effective and continued progress is prevalent in early 2012. With a significant portion of our revenue being generated in Europe, our European operations are subject to risk if the Euro were to be devalued. For example, the effect of a 10% devaluation in the Euro on our revenue generating activities in Europe would have resulted in an additional $0.4 million recorded as a loss to our “Other (income) expense, net,” within our consolidated statement of operations for the year ended December 31, 2011. Comparatively, an appreciation in the Euro of 10% on our revenue generating activities in Europe would have resulted in an additional $0.4 million recorded as a gain to our “Other (income) expense, net” within our consolidated statement of operations for the year ended December 31, 2011.

In addition, a significant portion of our revenue generating activities are in the United Kingdom. For example, the effect of a 10% devaluation in the Pound Sterling on our revenue generating activities in the United Kingdom would have resulted in an additional $0.3 million recorded as a gain to our “Other (income) expense, net,” within our consolidated statement of operations for the year ended December 31, 2011. Comparatively, an appreciation in the Pound Sterling of 10% on our revenue generating activities in the United Kingdom would have resulted in an additional $0.3 million recorded as a loss to our “Other (income) expense, net” within our consolidated statement of operations for the year ended December 31, 2011.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Financial Statements of IntraLinks Holdings, Inc.

Page
Report of Independent Registered Public Accounting Firm	66
Consolidated Balance Sheets as of December 31, 2011 and 2010	67
Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009	68
Consolidated Statements of Changes in Preferred Stock and Stockholders’ Equity and Comprehensive (Loss) Income for the years ended December 31, 2011, 2010 and 2009	69
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	72
Notes to Consolidated Audited Financial Statements	73
Financial Statement Schedule:
Schedule II — Valuation and Qualifying Accounts	103

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of IntraLinks Holdings, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of IntraLinks Holdings, Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the review of the calculation of the Company’s maximum annual capital expenditures allowed under a related covenant set forth in the Company’s First Lien Credit Facility existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2011). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PricewaterhouseCoopers LLP

New York, New York
March 20, 2012

INTRALINKS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and per Share Data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$46,694	$50,467
Accounts receivable, net of allowances of $2,149 and $2,418, respectively	38,895	37,137
Investments	36,120	—
Deferred taxes	12,711	18,264
Prepaid expenses	4,238	5,916
Other current assets	4,567	2,457
Total current assets	143,225	114,241
Fixed assets, net	7,635	8,075
Capitalized software, net	30,287	25,676
Goodwill	215,478	215,478
Other intangibles, net	132,233	160,863
Other assets	1,483	2,022
Total assets	$530,341	$526,355
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,934	$4,191
Accrued expenses and other current liabilities	19,846	22,444
Deferred revenue	40,309	38,043
Total current liabilities	65,089	64,678
Long term debt	91,164	125,886
Deferred taxes	39,384	46,103
Other long term liabilities	2,874	2,244
Total liabilities	198,511	238,911
Commitments and contingencies (Note 16)
Stockholders’ equity:
Undesignated Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2011 and December 31, 2010	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 54,248,178 and 52,387,374 shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively	54	52
Additional paid-in capital	411,781	365,962
Accumulated deficit	(80,056)	(78,813)
Accumulated other comprehensive income	51	243
Total stockholders’ equity	331,830	287,444
Total liabilities and stockholders’ equity	$530,341	$526,355

The accompanying notes are an integral part of these consolidated financial statements.

INTRALINKS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and per Share Data)

	Years Ended December 31,
	2011	2010	2009
Revenue	$212,890	$184,332	$140,699
Other revenue	614	—	—
Total revenue	213,504	184,332	140,699
Cost of revenue	56,385	47,496	48,721
Gross profit	157,119	136,836	91,978
Operating expenses:
Product development	18,579	17,953	14,222
Sales and marketing	88,872	79,251	59,058
General and administrative	40,808	28,435	20,556
Restructuring costs	—	—	1,494
Total operating expenses	148,259	125,639	95,330
Income (loss) from operations	8,860	11,197	(3,352)
Interest expense, net	10,645	24,724	28,935
Amortization of debt issuance costs	1,369	3,084	1,872
Loss on extinguishment of debt	—	4,974	—
Other (income) expense, net	(3,123)	(2,722)	9,027
Net loss before income tax	(31)	(18,863)	(43,186)
Income tax provision (benefit)	1,212	(6,427)	(18,415)
Net loss	$(1,243)	$(12,436)	$(24,771)
Net loss per common share
Basic	$(0.02)	$(0.58)	$(15.38)
Diluted	$(0.02)	$(0.58)	$(15.38)
Weighted average number of shares used in calculating net loss per share
Basic	53,381,655	21,310,284	1,611,090
Diluted	53,381,655	21,310,284	1,611,090

The accompanying notes are an integral part of these consolidated financial statements.

INTRALINKS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME
(In Thousands, Except Share and per Share Data)

	Shares		Amount
	Series A Redeemable Convertible Preferred Stock	Common Stock	Series A Redeemable Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
Balance at January 1, 2009	35,893,705	2,855,161	$36	$3	$178,712	($41,606)	($5,765)	$131,380
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(214)	(214)
Recognized loss on derivatives, net of tax	—	—	—	—	—	—	6,019	6,019
Net loss	—	—	—	—	—	(24,771)	—	(24,771)
Total comprehensive loss for 2009	—	—	—	—	—	—	—	($18,966)
Forfeiture of Restricted Unvested Stock	(28,818)	(18,125)	—	—	(142)	—	—	(142)
Exercise of stock options for Common Stock	—	59,383	—	—	94	—	—	94
Issuance of Restricted Common Stock	—	256,250	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,080	—	—	2,080
Balance at December 31, 2009	35,864,887	3,152,669	$36	$3	$180,744	($66,377)	$40	$114,446

The accompanying notes are an integral part of these consolidated financial statements.

INTRALINKS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME
(In Thousands, Except Share and per Share Data)

	Shares		Amount
	Series A Redeemable Preferred Stock	Common Stock	Series A Redeemable Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
Balance at January 1, 2010	35,864,887	3,152,669	$36	$3	$180,744	($66,377)	$40	$114,446
Foreign currency translation adjustment net of tax	—	—	—	—	—	—	203	203
Net loss	—	—	—	—	—	(12,436)	—	(12,436)
Total comprehensive loss for 2010	—	—	—	—	—	—	—	($12,233)
Proceeds from initial public and follow-on offerings, including underwriters’ overallotment shares, net of offering costs	—	13,980,000	—	14	180,276	—	—	180,290
Conversion of Preferred Stock to Common Stock	(35,863,269)	35,101,716	(36)	35	1	—	—	—
Forfeiture of Restricted Unvested Common Stock	(1,618)	(122,143)	—	—	(8)	—	—	(8)
Exercise of stock options for Common Stock	—	256,136	—	—	516	—	—	516
Issuance of common stock in connection with employee stock purchase plan	—	18,996	—	—	210	—	—	210
Stock-based compensation expense	—	—	—	—	4,223	—	—	4,223
Balance at December 31, 2010	—	52,387,374	—	$52	$365,962	($78,813)	$243	$287,444

The accompanying notes are an integral part of these consolidated financial statements.

INTRALINKS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME
(In Thousands, Except Share and per Share Data)

	Shares		Amount
	Series A Redeemable Convertible Preferred Stock	Common Stock	Series A Redeemable Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2011	—	52,387,374	$—	$52	$365,962	($78,813)	$243	$287,444
Foreign currency translation adjustment, net of tax		—		—	—	—	(192)	(192)
Net loss		—		—	—	(1,243)	—	(1,243)
Total comprehensive loss for 2011		—		—	—	—	—	(1,435)
Proceeds from follow-on offering, including underwriters’ overallotment shares, net of offering costs		1,437,500		1	34,486	—	—	34,487
Forfeiture of Restricted Unvested Common Stock		(187,679)		—	—	—	—	—
Exercise of stock options for Common Stock		412,050		—	1,374	—	—	1,374
Issuance of Common Stock in connection with employee stock purchase plan		127,876		—	1,251	—	—	1,251
Issuance of Restricted Common Stock		71,057		—	—	—	—	—
Stock-based compensation expense		—		—	8,708	—	—	8,708
Balance at December 31, 2011(1)	—	54,248,178	—	$54	$411,781	($80,056)	$51	$331,830

(1)	Amounts may not add due to rounding

The accompanying notes are an integral part of these consolidated financial statements.

INTRALINKS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended December 31,
	2011	2010	2009
Net loss	$(1,243)	$(12,436)	$(24,771)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,999	16,982	11,567
Stock-based compensation expense	8,708	4,223	2,080
Forfeiture of restricted common stock	—	(8)	(142)
Amortization of intangible assets	28,630	28,741	34,939
Amortization of deferred costs	1,472	3,084	1,872
Provision for bad debts and customer credits	931	508	539
Loss (gain) on disposal of fixed assets	228	(224)	75
Change in deferred taxes	(1,166)	(7,901)	(19,341)
(Gain) loss on interest rate swap	(4,193)	(2,778)	8,427
Currency remeasurement gain	(318)	—	—
Loss on extinguishment of debt	—	4,974	—
Non-cash interest expense	—	5,648	8,878
Changes in operating assets and liabilities:
Accounts receivable	(2,692)	(11,662)	(3,479)
Prepaid expenses and other current assets	(1,804)	(2,479)	(2,418)
Other assets	1,092	(558)	598
Accounts payable	765	(4,673)	4,685
Accrued expenses and other liabilities	1,928	2,728	(132)
Deferred revenue	2,389	11,395	1,695
Net cash provided by operating activities	54,726	35,564	25,072
Cash flows from investing activities:
Capital expenditures	(5,115)	(6,863)	(5,755)
Capitalized software development costs	(18,718)	(16,128)	(10,279)
Purchase of short-term investments	(40,120)	(4,320)	—
Sale and maturity of short-term investments	4,000	7,770	50
Net cash used in investing activities	(59,953)	(19,541)	(15,984)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,374	516	94
Proceeds from issuance of common stock	1,251	210	—
Offering costs paid in connection with initial public offering and follow-on offerings	(516)	(2,365)	—
Capital lease payments	—	(27)	(119)
Payment of financing costs	—	(1,663)	—
Proceeds from follow-on offering, net of underwriting discounts and commissions	35,003	182,838	—
Repayments of outstanding principal on long-term debt	(35,657)	(171,456)	(3,210)
Prepayment penalty on PIK loan	—	(4,092)	—
Net cash provided by (used in) financing activities	1,455	3,961	(3,235)
Effect of foreign exchange rate changes on cash and cash equivalents	(1)	2	(43)
Net (decrease) increase in cash and cash equivalents	(3,773)	19,986	5,810
Cash and cash equivalents at beginning of period	50,467	30,481	24,671
Cash and cash equivalents at end of period	$46,694	$50,467	$30,481
Supplemental Schedule of Cash Flow Information:
Cash paid during the period for:
Interest	$10,666	$19,881	$20,121
Income tax	$3,181	$1,358	$498
Non-cash transactions during the period for:
Fair value of assets acquired	$1,325	$—	$—
Liabilities assumed	$1,325	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

1. Organization and Description of Business

IntraLinks Holdings, Inc. (“IntraLinks Holdings”) and its subsidiaries (collectively, “the Company”), is a leading global provider of Software-as-a-Service (“SaaS”) solutions for securely managing content, exchanging critical business information and collaborating within and among organizations. The Company’s cloud-based solutions enable organizations to control, track, search and exchange time-sensitive information, inside and outside of the firewall, all within a secure and easy-to-use environment. The Company’s customers rely on its cost-effective solutions to manage large amounts of electronic information, accelerate information-intensive business processes, reduce time to market, optimize critical information workflow, meet regulatory and risk management requirements and collaborate with business counterparties in a secure, auditable and compliant manner. The Company helps its customers eliminate the inherent risks and inefficiencies of using email, fax, courier services and other existing solutions to collaborate and exchange information.

The Company was incorporated in Delaware as “IntraLinks, Inc.” in June 1996. In June 2007, the Company completed a merger (the “Merger”) pursuant to which IntraLinks, Inc. became a wholly-owned subsidiary of TA Indigo Holding Corporation, a Delaware corporation formed by an investor group led by TA Associates, Inc., a prominent growth private equity firm, and Rho Capital Partners, Inc., an investment and venture capital management company and one of the principal investors in IntraLinks, Inc. since 2001. In 2010, the Company changed the name of TA Indigo Holding Corporation to “IntraLinks Holdings, Inc.”, and on August 5, 2010, the Securities and Exchange Commission declared effective the Company’s registration statement on Form S-1, in connection with its initial public offering of 11,000,000 shares of common stock.

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

Significant estimates and assumptions made by management include the determination of the fair value of stock options and estimated forfeitures of equity-based awards, fair value of the Company’s reporting unit, valuation of intangible assets (and their related useful lives), fair value of financial instruments, certain components of the income tax provisions, including valuation allowances on the Company’s deferred tax assets, accruals for certain compensation expenses, allowances for doubtful accounts and reserves for customer credits. The Company bases estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. Actual results could differ from those estimates.

Comparative Data — Certain prior year financial statement line items and disclosures have been reclassified to conform to the current year’s presentation.

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

During the financial statement close process for the period ended December 31, 2010, the Company identified an error totaling approximately $1,518, representing a reduction of the income tax benefit recorded as a discrete item during the three months ended September 30, 2010, related to a change in the Company’s apportionment methodology used to determine its state tax liability, as presented in the “Quarterly Results of Operations” table in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations within this Form 10-K. The results of operations for the three months ended September 30, 2010 have been revised to reflect the correction of this error. The Company believes that the adjustment was not material to the consolidated financial statements for the period ended September 30, 2010, and therefore has not restated its consolidated financial statements for the period ended September 30, 2010. These revisions had no impact on the annual results of operations for the year ended December 31, 2010.

Revenue Recognition — The Company derives revenue principally through fixed commitment contracts under which the Company provides customers various services, including access to the cloud-based IntraLinks Platform, including IntraLinks Exchanges, as well as the related customer support and other services. The Company’s customers do not have a contractual right, or the ability, to take possession of the IntraLinks software at any time during the hosting period, or contract with an unrelated third party to host the IntraLinks software. Therefore, revenue recognition for the Company’s services is not accounted for under the Financial Accounting Standards Board’s (“FASB”) specific guidance on software revenue recognition. The Company recognizes revenue for its services ratably over the related service period, provided that there is persuasive evidence of an arrangement; the service has been provided to the customer; collection is reasonably assured; the amount of fees to be paid by the customer is fixed or determinable; and the Company has no significant remaining obligation at the completion of the contracted term. In circumstances where the Company has a significant remaining obligation after completion of the initial contract term, revenue is recognized ratably over the extended service period. The Company’s contracts do not contain general rights of return. Certain of the Company’s contracts contain customer acceptance clauses, for which revenue is deferred until acceptance occurs.

From time to time the Company agrees to sales concessions with its customers; a reserve for which is estimated based on historical patterns of actual credits issued. Expenses associated with maintaining this reserve are recorded as a reduction to revenue, which the Company believes represents an accurate reflection of the underlying business activity for each reporting period and is in line with the requirement that all revenue recognized during the period is earned and realizable.

The Company offers services to customers through single-element and multiple-element arrangements, some of which contain offerings for optional services, including document scanning, data archiving and other professional services. In accordance with the FASB’s guidance on multiple-deliverable arrangements, the Company has evaluated the deliverables in its arrangements to determine whether they represent separate units of accounting, specifically whether the deliverables have value to the Company’s customers on a standalone basis. The Company has determined that the services delivered to customers under its existing arrangements generally represent a single unit of accounting. Revenue for optional services is recognized as delivered, or as completed, provided that the general revenue recognition criteria described above are met. The Company continues to evaluate the nature of the services offered to customers under its fixed commitment contracts, as well as its pricing practices, to determine if a change in policy regarding multiple-element arrangements and related disclosures is warranted in future periods.

Additionally, certain contracts contain provisions for set-up and implementation services relating to the customer’s use of the IntraLinks Platform. The Company believes that these set-up and implementation

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

2. Summary of Significant Accounting Policies  – (continued)

services provide value to the customer over the entire period that the exchange is active, including renewal periods, and therefore the revenue related to these set-up types of services are recognized over the longer of the contract term or the estimated relationship life which, as of December 31, 2011, generally ranged from two to four years. The Company will continue to evaluate the length of the amortization period of the revenue related to set up and implementation fees to determine if a change in policy is warranted in future periods.

The Company operates in one reportable segment; its management assessing financial performance and making operating decisions based on one single operating unit. However, the Company monitors certain revenue metrics and trends by principal markets, as defined below:

•	Enterprise comprises customers spanning a variety of industries, including financial services, pharmaceutical, biotechnology, consumer, energy, industrial, legal, insurance, real estate and technology, who use the Company’s services for a wide range of corporate purposes, primarily under subscription arrangements.
•	Mergers & Acquisitions (“M&A”) comprises customers, across the same variety of industries described above, who use IntraLinks exchanges for project-based transactions, such as mergers, acquisitions and dispositions. These customers are referred to the Company typically by financial or legal advisors involved in the respective transactions. This principal market is generally characterized by the use of the IntraLinks Platform under transaction arrangements.
•	Debt Capital Markets (“DCM”) primarily comprises customers within the financial services industry who use IntraLinks exchanges for loan syndication and administration, and is generally characterized by the use of the IntraLinks Platform under subscription arrangements.

The following table sets forth the Company’s revenue by principle market:

	Years Ended December 31,
	2011	2010	2009
Enterprise	$94,588	$82,767	$55,353
M&A	83,763	68,604	50,741
DCM	34,539	32,961	34,605
Other revenue	614	—	—
Total revenue	$213,504	$184,332	$140,699

Other Revenues — On November 25, 2008, one of the Company’s primary facilities sustained water damage from a fire on a floor above, resulting in an interruption to the Company’s operations. The Company filed a claim under its business interruption insurance policy for lost revenue caused by the down-time experienced subsequent to the loss event. The Company received insurance proceeds totaling $614 during the year ended December 31, 2011, in response to its business interruption claim. Business interruption insurance proceeds are classified as “Other revenue” in the Consolidated Statement of Operations for the year ended December 31, 2011.

Deferred Revenue — Deferred revenue represents the billed but unearned portion of existing contracts for services to be provided. Deferred revenue does not include future potential revenue represented by the unbilled portion of existing contractual commitments of the Company’s customers. Accordingly, the deferred revenue balance does not represent the total contract value of outstanding arrangements. However, amounts that have been invoiced are recorded as revenue or deferred revenue, as appropriate, and are included in the Company’s accounts receivable balances. Deferred revenue that will be recognized during the subsequent 12-month period is classified as “Deferred revenue” with the remaining portion as non-current deferred revenue as a component of “Other long-term liabilities” on the Consolidated Balance Sheets.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

2. Summary of Significant Accounting Policies  – (continued)

Stock-Based Compensation — The fair value of each option granted from the Company’s 2007 Stock Option and Grant Plan and 2010 Equity Incentive Plan, and the fair value of the Employee Stock Purchase Plan (“ESPP”) rights granted from the 2010 Employee Stock Purchase Plan, was estimated on the date of grant using the Black-Scholes option-pricing model (see Note 12 for further details). Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company’s Common Stock price, (ii) the expected life of the award, which for options is the period of time over which employees and board directors are expected to hold their options prior to exercise and for ESPP rights is the period of time between the offering date and the exercise date (as defined in Note 12), (iii) expected dividend yield on the Company’s Common Stock, and (iv) a risk-free interest rate, which is based on quoted U.S. Treasury rates for securities with maturities approximating the expected term. Expected volatility is estimated based on the Company’s public peer group. The expected life of options has been determined using the “simplified” method as prescribed by SAB 110, an amendment to SAB 107, which uses the midpoint between the vesting date and the end of the contractual term. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future.

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

Sales Commissions — Commissions payable to the Company’s sales staff are expensed in the period the related sales efforts are performed. Commission expense was $14,170, $10,749 and $9,810, respectively, for the years ended December 31, 2011, 2010 and 2009. All amounts noted are included within Sales and marketing in the Consolidated Statements of Operations.

Advertising — The Company expenses the cost for producing and communicating advertising and promoting its services when incurred.

Income Taxes — The Company accounts for income taxes on the asset and liability method prescribed by ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and tax credit carryforwards. Deferred taxes are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in results of operations in the period that includes the enactment date.

Each reporting period, the Company assesses whether its deferred tax assets are more-likely-than-not realizable, in determining whether it is necessary to record a valuation allowance. This includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of the Company’s deferred tax assets.

The Company recognizes the impact of an uncertain tax position in its financial statements if, in Management’s judgment, the position is more-likely-than-not sustainable upon audit based on the position’s technical merits. This involves the identification of potential uncertain tax positions, the evaluation of applicable tax laws and measurement of the amount of each uncertain tax position that is more-likely-than-not

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

2. Summary of Significant Accounting Policies  – (continued)

sustainable. The Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. The Company recognizes interest expense and penalties on uncertain tax positions as part of income tax expense.

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

Foreign Currency Translation and Transactions — The functional currencies of the Company’s foreign operations are the local currencies in each of the foreign subsidiary locations. Adjustments resulting from translating foreign currency financial statements into U.S. dollars are recorded as a separate component of accumulated other comprehensive income within the Consolidated Statements of Changes in Preferred Stock and Stockholders’ Equity and Comprehensive (Loss) Income.

Foreign currency transaction gains and losses are included in net loss for each period presented. For years ended December 31, 2011, 2010 and 2009, foreign currency transaction losses of $875, $363 and $600 respectively, were recorded as a component of “Other (income) expense, net”, after “Income from operations”. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars primarily at the exchange rate on the balance sheet date, with a small number of transactions translated using the historical exchange rate on the date the transaction occurred. Revenue and expenses are translated on a monthly basis at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.

Comprehensive Loss — Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss includes certain changes in stockholders’ equity that are excluded from net loss, specifically, cumulative foreign currency translation adjustments and unrealized gains or losses on marketable securities. Comprehensive loss has been reflected in the Consolidated Statements of Changes in Preferred Stock and Stockholders’ Equity and Comprehensive (Loss) Income, as well as in Note 17.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market funds and certain investments in commercial paper.

Investments — The Company’s investment portfolio may at any time contain investments in U.S Treasury obligations, securities guaranteed by the U.S. government, certificates of deposit, corporate notes and bonds, medium-term notes, commercial paper, and money market mutual funds, with original maturities less than one year.

The Company’s investments with original maturity dates in excess of three months are classified as short-term investments on the Consolidated Balance Sheets. Short-term investments classified as trading securities are recorded at fair value, with unrealized gains and losses recorded to “Other (income) expense, net” during each respective reporting period. Short-term investments classified as held-to-maturity are recorded at amortized cost. Interest earned on short-term investments is recorded to “Interest income” which is presented net of Interest expense on the Consolidated Statements of Operations.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

2. Summary of Significant Accounting Policies  – (continued)

In periods prior to December 31, 2010, the Company’s investment portfolio contained investments in auction rate securities (“ARS”) with UBS AG (“UBS”), which contained interest rate resets every 90 days or less, but maturity dates in excess of 90 days. In November 2008, the Company entered into an agreement with UBS providing the Company with rights related to its investments in ARS (the “Rights”). The Rights permitted the Company to require UBS to redeem the ARS at par value at any time during the period of June 30, 2010 through July 2, 2012. The enforceability of the Rights resulted in a separate freestanding instrument that was accounted for separately from the ARS portfolio. The Company elected to measure this instrument at fair value and also to classify the ARS as trading securities in order to match the respective fluctuations in fair value recorded in the Consolidated Statement of Operations. The ARS were measured at fair value using discounted cash flow approach. The assumptions used in the discounted cash flow approach were based on data available to us at each respective measurement date and include estimates of interest rates, timing and amount of cash flows, credit and liquidity premiums and expected holding periods of the ARS. The Company also valued the Rights using a discounted cash flow approach, based on data available at each reporting date, which includes estimates of interest rates, timing and amount of cash flows and an adjustment for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. On July 1, 2010, at the Company’s request under the agreement, UBS redeemed the remaining ARS at par value. Realized gains or losses on ARS securities redeemed during the period were calculated based on the specific identification method.

Fair Value of Financial Instruments — The carrying amounts of the Company’s cash and cash equivalents, short-term investments classified as held-to-maturity, accounts receivable, accounts payable and other accrued expenses, approximate fair value due to the short-term nature of these instruments. Short-term investments classified as trading, as well as our prior year investments in auction rate securities, were measured and recorded at their respective fair values, as described in “Investments” above. See “Derivative Instruments and Hedging Activities” below for a discussion of the Company’s accounting policy for its interest rate swap.

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

The Company operates globally with approximately 60% of total revenues derived from customers located in the United States and the remaining 40% derived from customers located in various international locations. Revenue derived from customers located in the United Kingdom during the years ended December 31, 2011, 2010 and 2009 was $27,750, $19,181 and $15,617, or 13%, 10.4% and 11.1% of total revenue, respectively. No other individual foreign country accounted for more than 10% of the Company’s revenue during these periods and no individual foreign country accounted for more than 10% of the Company’s accounts receivable at December 31, 2011, 2010 and 2009. The Company holds fixed assets in four locations: the United States, United Kingdom, Germany and Brazil. No country outside of the United States holds greater than 10% of the Company’s total fixed assets.

No individual customer accounted for more than 10% of the Company’s revenue in the years ended December 31, 2011, 2010, and 2009. No individual customer accounted for more than 10% of the Company’s accounts receivable at December 31, 2011, 2010 and 2009.

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

Goodwill and Other Intangible and Long-Lived Assets — The Company does not amortize goodwill, but reviews goodwill at the reporting unit level for impairment on an annual basis, and when events or circumstances indicate that the carrying value of the reporting unit may be impaired. The Company has one reporting unit that is evaluated in the annual impairment assessment, which is performed during the fourth quarter of each year. On September 15, 2011, the FASB issued authoritative guidance which gives entities the option of performing a qualitative assessment of goodwill prior to calculating the fair value of a reporting unit in “step 1” of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test is required to be performed. The Company adopted this newly issued authoritative guidance effective October 1, 2011. The Company completed its most recent qualitative impairment analysis as of October 1, 2011. Among the factors included in the Company’s qualitative assessment were general economic conditions and the competitive environment, actual and expected financial performance, including consideration of the Company’s revenue growth and improved operating results year-over-year, forward-looking business measurements, external market conditions, the Company’s stock-price performance compared to overall market and industry peers, market capitalization, and other relevant entity-specific events. Based on the results of the qualitative assessment, the Company concluded that it is more likely than not that the fair value of its reporting unit is more than its carrying amount, and therefore performance of the two-step quantitative impairment test was not necessary. There were no impairments of goodwill in any of the periods presented in the consolidated financial statements.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

2. Summary of Significant Accounting Policies  – (continued)

The Company’s long-lived assets primarily consist of computer and office equipment and software, furniture and fixtures and leasehold improvements, which are subject to depreciation over the useful life of the asset. Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. No impairments were recorded on long-lived assets for the periods presented in these consolidated financial statements.

Other Intangibles, net — represents definite-lived intangible assets, which are being amortized over their estimated useful lives as follows:

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

Derivative Instruments and Hedging Activities — The Company maintains an interest rate swap agreement to hedge its exposure to changes in the amounts of future cash flows, driven by the variable rates associated with the Company’s long-term debt. The interest rate swap is recorded on the balance sheet at fair value. The fair value of the interest rate swap is measured each reporting period and includes a credit valuation adjustment that reflects consideration of the Company’s own credit risk, since the interest rate swap is in a liability position. Valuations may fluctuate considerably from period-to-period due to volatility in underlying interest rates, which is driven by market conditions and the duration of the derivative instrument. The Company does not hold any other derivatives and does not use financial instruments for any trading or other speculative purposes.

From the inception of the interest rate swap agreement through March 2009, the interest rate swap was designated as a cash flow hedge. During this time, hedge effectiveness was measured by comparing the change in fair value of the hedged item with the change in fair value of the derivative instrument. The effective portion of the gain or loss of the hedge was recorded on the Consolidated Balance Sheets under the caption “Accumulated other comprehensive income”. In March 2009, the Company amended certain provisions of the interest rate swap agreement, which caused the instrument to no longer qualify for hedge accounting. Therefore, as of the second quarter of 2009, all fair value adjustments, including the credit valuation adjustments, were recorded on the Consolidated Statements of Operations under the caption “Other (income) expense, net”. The Company currently has no plans to re-designate the interest rate swap agreement as a cash flow hedge, and therefore expects all future fair value adjustments to be recorded in “Other (income) expense, net”. See Note 9 for additional details.

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

Newly Adopted Accounting Pronouncements

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

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

2. Summary of Significant Accounting Policies  – (continued)

The adoption of this revised authoritative guidance did not have a significant impact on the Company’s consolidated financial statements for the year ended December 31, 2011. Additionally, the Company does not currently foresee any changes to its services or pricing practices that will have a significant effect on its consolidated financial statements in periods after the initial adoption, although this could change. The Company will continue to evaluate the nature of the services offered to customers under its fixed commitment contracts, as well as its pricing practices, to determine if a change in policy or disclosures is warranted in future periods.

In January 2010, the FASB issued revised authoritative guidance covering Disclosures About Fair Value Measurements, which added new requirements for disclosures about transfers into and out of Level 1 and 2 assets and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The revised authoritative guidance also clarified existing fair value disclosure requirements for the level of disaggregation and inputs and valuation techniques used to measure fair value. This authoritative guidance was effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, was be effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The Company adopted the guidance related to the Level 1 and Level 2 disclosures in the first quarter of 2010, and the guidance related to the disclosures of Level 3 activity in the first quarter of 2011. The adoption of this authoritative guidance had no material impact on the Company’s consolidated financial statements. See Note 3 for further discussion.

On September 15, 2011, the FASB issued authoritative guidance which gives entities the option of performing a qualitative assessment of goodwill prior to calculating the fair value of a reporting unit in “step 1” of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test is required to be performed. The guidance is effective for all entities for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company adopted the authoritative guidance effective October 1, 2011 and applied this guidance to the annual goodwill impairment assessment during the fourth quarter of 2011 (See “Goodwill and Other Intangible and Long-Lived Assets” above for details). The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

On May 12, 2011, the FASB issued revised authoritative guidance covering fair value measurements and disclosures. The amended guidance include provisions for (1) the application of concepts of “highest and best use” and “valuation premises”, (2) an option to measure groups of offsetting assets and liabilities on a net basis, (3) incorporation of certain premiums and discounts in fair value measurements, and (4) measurement of the fair value of certain instruments classified in shareholders’ equity. The revised guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this revised guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

3. Investments and Fair Value Measurements

During the year ended December 31, 2011, the Company invested $27,100 in U.S. Treasuries with maturity dates no greater than 90 days and all of these U.S. Treasuries have since matured and been transferred to the Company’s money market account. The Company classified the U.S. Treasuries as cash equivalents with gains and losses recorded to “Interest expense, net” within the Consolidated Statement of Operations. The gains and losses associated with these cash equivalents during the year ended December 31, 2011 were not material.

During year ended December 31, 2011, the Company utilized $41,660 of funds from its money market account to purchase commercial paper, corporate bonds and agency bonds, with $4,000 of the securities purchased having matured within 2011. Interest earned on these debt securities is recorded to “Interest expense, net” within the Consolidated Statement of Operations. The Company has classified these short-term investments as held-to-maturity and as such, has recorded them at amortized cost. The gross unrecognized holding gains and losses for the year ended December 31, 2011 were not material. The following table summarizes these short-term investments as of December 31, 2011:

Security Type	Maturity	Consolidated Balance Sheet Classification	Amortized Cost	Interest	Carrying Amount
Commercial Paper	84 Days	Cash and cash equivalents	$1,300	$—	$1,300
Commercial Paper	115 to 269 Days	Investments (short-term)	12,489	—	12,489
Corporate Notes	128 to 366 Days	Investments (short-term)	19,631	317	19,948
Agency Bonds	366 Days	Investments (short-term)	4,000	2	4,002
Total			$37,420	$319	$37,739

During the year ended December 31, 2010, the Company invested $4,320 in bank time deposits with maturity dates in excess of three months and all of these were matured as of December 31, 2010. The Company classified these investments as trading securities, with gains and losses recorded to “Other (income) expense” within the Consolidated Statement of Operations. The gains and losses incurred on these investments during the year ended December 31, 2010 were not material. Upon maturity, the bank time deposits were transferred into the Company’s money market fund, which is classified as a cash equivalent on the Consolidated Balance Sheet.

In periods prior to December 31, 2010, the Company’s investment portfolio contained investments in ARS with UBS, which contained interest rate resets every 90 days or less, but maturity dates in excess of 90 days. In November 2008, the Company entered into an agreement (the “Rights Agreement”) UBS providing the Company with the Rights. The Rights permitted the Company to require UBS to redeem the ARS at par value at any time during the period of June 30, 2010 through July 2, 2012. Additionally, UBS had the right, at its discretion, to purchase or sell the Company’s ARS at any time until July 2, 2012, so long as payments were received at par value upon any sale or disposition. The Company redeemed its ARS for par value under the Rights on July 1, 2010. The enforceability of the Rights resulted in a separate freestanding instrument that was accounted for separately from the ARS portfolio. The Company elected to measure this instrument at fair value and also to classify the ARS as trading securities in order to match the respective fluctuations in fair value recorded in the Consolidated Statement of Operations. The Company valued the Rights using a discounted cash flow approach, based on data available at each reporting date, which includes estimates of interest rates, timing and amount of cash flows and an adjustment for any bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010.

On July 1, 2010, at the Company’s request under the Rights Agreement, UBS redeemed the ARS at par value and the Company received $900. At December 31, 2011 and 2010, the Company did not hold any investments in ARS.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

3. Investments and Fair Value Measurements  – (continued)

The fair value framework under the FASB’s guidance requires the categorization of assets and liabilities into three levels based upon the assumptions used to measure the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3, if applicable, generally would require significant management judgment. The three levels for categorizing assets and liabilities under the fair value measurement requirements are as follows:

•	Level 1: Fair value measurement of the asset or liability using observable inputs such as quoted prices in active markets for identical assets or liabilities;
•	Level 2: Fair value measurement of the asset or liability using inputs other than quoted prices that are observable for the applicable asset or liability, either directly or indirectly, such as quoted prices for similar (as opposed to identical) assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and
•	Level 3: Fair value measurement of the asset or liability using unobservable inputs that reflect the Company’s own assumptions regarding the applicable asset or liability.

During the year ended December 31, 2011 there were no transfers in or out of the Company’s Level 1 or Level 2 assets or liabilities.

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Total	Level 1	Level 2	Level 3
Asset:
Money market funds as cash equivalents	$7,197	$7,197	$—	$—
Liability:
Interest rate swap(a)	$1,455	$—	$1,455	$—

(a)	Based on one-month U.S. Dollar LIBOR index, inclusive of a $23 credit valuation adjustment

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Total	Level 1	Level 2	Level 3
Assets:
Money market funds as cash equivalents	$12,900	$12,900	$—	$—
Liability:
Interest rate swap(b)	$5,649	$—	$5,649	$—

(b)	Based on one-month U.S. Dollar LIBOR index, inclusive of a $138 credit valuation adjustment (see Note 10).

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

4. Goodwill and Other Intangibles

There have been no changes in the carrying amount of goodwill through December 31, 2011.

As of December 31, 2011, Other intangibles consists of the following:

	Definite – Lived Intangible Assets
	Developed Technology	Customer Relationships	Contractual Backlog	Trade Name	Non- Compete Agreement	Total
Acquired value at June 15, 2007	$132,369	$141,747	$9,219	$14,618	$728	$298,681
Amortization	(40,814)	(21,853)	(9,219)	(1,878)	(374)	(74,138)
Net book value at December 31, 2008	$91,555	$119,894	$—	$12,740	$354	$224,543
Amortization	(19,304)	(14,174)	—	(1,218)	(243)	(34,939)
Net book value at December 31, 2009	$72,251	$105,720	$—	$11,522	$111	$189,604
Amortization	(13,236)	(14,176)	—	(1,218)	(111)	(28,741)
Net book value at December 31, 2010	$59,015	$91,544	$—	$10,304	$—	$160,863
Amortization	(13,237)	(14,175)	—	(1,218)	—	(28,630)
Net book value at December 31, 2011	$45,778	$77,369	$—	$9,086	$—	$132,233

The Company has not identified impairment for any of the definite-lived intangible assets and no additional definite-lived intangible assets have been acquired through December 31, 2011.

Intangible amortization for each respective operating expense category is as follows:

	Years Ended December 31,
	2011	2010	2009
Cost of revenue	$13,237	$13,237	$19,304
Sales and marketing	14,175	14,175	14,174
General and administrative	1,218	1,329	1,461
Total	$28,630	$28,741	$34,939

Estimated intangible amortization expense on an annual basis for the succeeding five years is as follows:

For the year ending December 31,	Amount
2012	$25,761
2013	23,335
2014	23,335
2015	23,335
2016	23,335
Thereafter	13,132
Total	$132,233

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

5. Fixed Assets

Fixed assets consisted of the following at:

	December 31,
	2011	2010
Computer and office equipment and software	$21,586	$17,148
Furniture and fixtures	1,515	774
Leasehold improvements	1,939	1,699
Total fixed assets	25,040	19,621
Less: Accumulated depreciation and amortization	(17,405)	(11,546)
Fixed assets, net	$7,635	$8,075

The Company holds fixed assets in four locations: the United States, United Kingdom, Germany and Brazil. No country outside of the United States holds greater than 10% of the Company’s total fixed assets. Depreciation and amortization expense relating to fixed assets for the years ended December 31, 2011, 2010 and 2009 was $5,893, $5,796 and, $3,528 respectively.

On March 5, 2010, the Company entered into an equipment sales agreement to purchase previously leased equipment from the lessor for $3,424, thereby releasing the Company from any further commitment or obligation for continued operating lease payments. The Company made the final payment for the purchase of the equipment in April 2010, at which time title of the assets that were previously subject to the lease arrangement passed to the Company. The cost of the purchased equipment is being depreciated over the remaining useful lives of the respective assets. During the year ended December 31, 2010 the Company recorded $ 1,999 of depreciation expense related to the purchased equipment.

6. Capitalized Software

Capitalized software consisted of the following at:

	December 31,
	2011	2010
Capitalized software	$65,152	$46,435
Less: Accumulated amortization	(34,865)	(20,759)
Capitalized software, net	$30,287	$25,676

Amortization expense of capitalized software for the years ended December 31, 2011, 2010 and 2009 was $ 14,106, $ 11,186 and $ 8,039, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at:

	December 31,
	2011	2010
Sales commissions and bonuses	$8,664	$12,004
Current portion of interest rate swap	1,455	4,332
Current portion of long-term debt	1,191	1,350
Professional fees	1,663	449
Deferred rent	235	375
Other accrued expenses	6,638	3,934
Total accrued expenses and other current liabilities	$19,846	$22,444

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

8. Income Taxes

The following is a summary of the Company’s net income (loss) before income tax by jurisdiction:

	Years Ended December 31,
	2011	2010	2009
U.S.	$(214)	$(16,310)	$(43,396)
Non-U.S.	183	(2,553)	210
Net loss before income tax	$(31)	$(18,863)	$(43,186)

Information pertaining to the Company’s income tax expense (benefit) is as follows:

	Years Ended December 31,
	2011	2010	2009
Current:
Federal	$375	$(45)	$344
State and local	986	654	248
Foreign	952	864	280
Total Current	2,313	1,473	872
Deferred:
Federal	1,061	(6,024)	(16,086)
State and local	(1,908)	(2,006)	(2,914)
Foreign	(254)	130	(287)
Total Deferred	(1,101)	(7,900)	(19,287)
Total Income tax expense (benefit)	$1,212	$(6,427)	$(18,415)

A reconciliation of the provision for income taxes at the U.S. Federal statutory income tax rate of 35% to the Company’s effective income tax rate is as follows:

	Years Ended December 31,
	2011	2010	2009
Tax at U.S. federal statutory rate	$(11)	$(6,602)	$(15,115)
State taxes, net of federal income tax effect	(668)	(1,581)	(2,667)
Stock compensation	1,946	872	226
Non-deductible expenses	712	696	952
Foreign taxes	428	495	417
Research and development credit	(1,231)	(341)	(2,211)
Other	36	34	(17)
Total	$1,212	$(6,427)	$(18,415)
Effective tax rate	(3970.2%)	34.1%	42.6%

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

8. Income Taxes  – (continued)

Following is a summary of the components of deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010:

	Years Ended December 31,
	2011	2010
Net operating loss carryforwards — current portion	$9,863	$13,036
Accrued expenses	860	2,546
Unrealized loss on interest rate swap — short term	573	1,713
Allowance for doubtful accounts	530	684
Research and development tax credit	132	139
Other	753	146
Current deferred tax assets	12,711	18,264
Net operating loss carryforwards — long-term portion	10,211	13,051
Research and development tax credit carryforwards	5,586	4,081
AMT tax credit carryforwards	1,273	946
Unrealized loss on interest rate swap — long term	—	520
Stock — based compensation	1,064	236
Other	812	386
Non-current deferred tax assets	18,946	19,220
Total deferred tax assets	31,657	37,484
Depreciation and amortization	(58,283)	(64,347)
Bonus accrual adjustment	—	(606)
Other	(47)	(370)
Non-current deferred tax liabilities	(58,330)	(65,323)
Total deferred tax liabilities	(58,330)	(65,323)
Net deferred tax liabilities	$(26,673)	$(27,839)

At December 31, 2011, the Company had net operating loss carryforwards of $61,633, including $8,320 of windfall tax benefits attributable to equity compensation. These net operating loss carryforwards expire in various years beginning in 2020 through 2030, if not utilized. The windfall tax benefits attributable to equity compensation will be recorded to additional paid-in capital when such amounts reduce income taxes payable. At December 31, 2011, the Company had U.S. Federal and state research and development tax credit carryforwards of $6,464 and $2,996, respectively, which if not utilized, will expire in various years beginning in 2020 through 2031.

Due to ownership changes in 2001 and 2007, and the public stock offerings in 2010, the Company’s net operating loss and research and development tax credit carryforwards are subject to limitations pursuant to IRC Section 382 and 383 and similar state provisions. The Company has recorded the associated tax benefits on net operating loss and tax credit carryforwards that it believes are more likely than not realizable, based on its evaluation of the foregoing limitations and both positive and negative evidence, including reversals of existing taxable temporary differences. As of December 31, 2011 the Company had no valuation allowance on its deferred tax assets.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

8. Income Taxes  – (continued)

The following table summarizes changes to the Company’s unrecognized tax benefits, excluding interest and penalties, for the periods presented:

	2011	2010	2009
Beginning Balance as of January 1	$2,578	$2,239	$252
Additions based on tax positions related to the current year	475	384	245
Additions for tax positions of prior years	204	—	1,742
Reductions for tax positions of prior years	—	(45)	—
Reductions from lapse of applicable statutes of limitations	(56)	—	—
Settlements	(40)	—	—
Balance as of December 31	$3,161	$2,578	$2,239

If recognized, unrecognized tax benefits of $2,733 at December 31, 2011 would impact the effective income tax rate. The liability for unrecognized tax benefits is classified as part of “Other long-term liabilities” on the Consolidated Balance Sheets.

At December 31, 2011, total accrued interest and penalties related to the uncertain tax positions was $110, which includes $31, $27 and $37 recorded during the years ended December 31, 2011, 2010 and 2009, respectively. These amounts were recorded as additional tax expense during the respective periods.

As a result of prior year net operating losses, the Company’s U.S. Federal income tax returns for years 1999 through 2011 are open for examination by the U.S. Internal Revenue Service (the “IRS”). State and local income tax returns for 2009 through 2011 remain subject to examination by various state and local taxing authorities. The Company’s non-U.S. income tax returns are also subject to income tax examination in various foreign jurisdictions. In the second quarter, 2011, the IRS commenced an examination of the Company’s 2006 through 2009 U.S. Federal income tax returns. At December 31, 2011, the IRS has not proposed any audit adjustments. Management believes that it is reasonably possible the IRS could propose audit adjustments impacting the Company’s net operating loss carryforwards. However, Management believes it has adequately provided for all uncertain tax positions, and any potential audit adjustments would not have a material impact on the Company’s financial position. The Company does not anticipate that the total amounts of unrecognized tax benefits will significantly increase or decrease over the next twelve months.

9. Debt

Long-term debt consisted of the following at:

	December 31
	2011	2010
First Lien Credit Agreement (“First Lien Credit Facility”)	$91,580	$127,236
Other financing arrangements	775	—
Less: current portion (First Lien Credit Facility)	(982)	(1,350)
Less: current portion (Other financing arrangements)	(209)	—
Total long-term debt	$91,164	$125,886

Based on available market information, the estimated fair value of the Company’s total debt was approximately $90,082 as of December 31, 2011.

In connection with IntraLinks Holdings’ financing of the Merger, the Company entered into three credit agreements, dated June 15, 2007.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

9. Debt  – (continued)

On May 14, 2010, the Company entered into an agreement with its lenders to amend the First Lien Credit Agreement and Second Lien Credit Agreement. The purpose of the amended credit agreements was to allow the Company to use net proceeds from its initial public offering for the repayment in full of the loan under the Holdings Senior PIK Credit Agreement (the “PIK Loan”) and for the repayment of the Tranche B and Tranche C term loans under the Second Lien Credit Agreement on a pro rata basis. Under the terms of the existing First and Second Lien Credit Agreements, the Company was restricted with regards to repayment preference. The amendment of the First Lien Credit Agreement included updated terms on the interest rate, including a floor of 1.5% (should the Company elect the Eurodollar Rate option) and an increase in the rate margin of 1.75%. The amendment of the Second Lien Credit Agreement included updated terms on the interest rate of the Tranche C term loan, including a floor of 2.0% (should the Company elect the Eurodollar Rate option) and an increase in the rate margin of 0.75%. The updated interest rates under the amended credit agreements became effective immediately following the consummation of the Company’s initial public offering, which closed on August 11, 2010.

On November 24, 2010, the Company entered into an agreement with its lenders on the First Lien Credit Facility to allow for the repayment of the remainder of the outstanding balance of the Second Lien Credit Facility using the net proceeds from the follow-on stock offering.

First Lien Credit Facility

The First Lien Credit Facility provides for term loans in the aggregate principal amount of $135,000, and quarterly installment payments equal to 0.25% of the initial principal balance due on the last day of each quarter, which commenced on September 30, 2007 and with the balance due in a final installment on June 15, 2014. Additionally, the First Lien Credit Facility includes a requirement for mandatory prepayments based on annual excess free cash flow. Term loans under the First Lien Credit Agreement, as amended, bear interest at the higher of the Eurodollar Rate (as defined in the credit agreement) or 1.5%, plus 4.25% per annum. At December 31, 2011 the interest rate on the First Lien Credit Facility was 5.75%. Prior to the amendment, term loans under the First Lien Credit Facility bore interest at the Eurodollar Rate plus 2.75% per annum. In March 2009, the Company made an election allowable by the credit agreement to change the basis which determines the variable Eurodollar interest rate from three-month LIBOR to one-month LIBOR, with a corresponding change in the timing of interest payments to be due on the last business day of each month.

The First Lien Credit Facility limits annual consolidated capital expenditures, including amounts related to capitalized software, and restricts the ability to borrow against the revolving line of credit if a consolidated EBITDA ratio is not achieved. The agreement also contains other positive and negative covenants. The Company was in compliance with these covenants as of December 31, 2011.

In April 2011, in connection with the Company’s follow-on public offering, the Company used substantially all of the net proceeds from this offering to prepay $34,582 of outstanding indebtedness on the First Lien Credit Facility. The terms of the First Lien Credit Agreement require any voluntary prepayment of the term loans to be applied on a pro rata basis to each scheduled installment of principal. As a result, the quarterly installment payment as of December 31, 2011 decreased from $338 to $246 for the remaining term on the loan.

The First Lien Credit Facility also provides for a $15,000 revolving line of credit, of which $12,912 was unused as of December 31, 2011. At December 31, 2011, $2,088 was reserved for standby letters of credit, $1,288 for operating lease agreements related to the Company’s various office locations and $800 related to the Company’s corporate charge card utilized by executives and certain other employees. The interest rate on the unutilized portion of the revolving line of credit was 0.5% for the year ended December 31, 2011.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

9. Debt  – (continued)

The current portion of long-term debt reflects the quarterly mandatory principal payments of approximately $246 on the First Lien Credit Facility due in the following year. Current portion of long-term debt aggregated to $982 for the year ended December 31, 2011.

The First Lien Credit Facility is secured by security interests and liens against all of the Company’s assets, including a pledge of 100% of the equity interests in its domestic subsidiaries and an obligation to pledge 65% of the equity interests in its direct subsidiaries.

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

As a result of the repayment of the Second Lien Credit Facility, the Company recorded $426 of accelerated amortization of deferred financing costs from original issuance, classified as “Amortization of debt issuance costs” within the Consolidated Statement of Operations for the year ended December 31, 2010.

As a result of the May and November 2010 amendments to the First and Second Lien Credit Agreements, the Company incurred amendment fees of $663, equal to 0.25% of the outstanding respective balances, payable to the creditors. These amendment fees were deferred when incurred and are being amortized over the remaining term of the loans using the effective interest method. The amendment fees related to the amendment of the Second Lien Credit Facility were accelerated upon repayment of those loans, with $163 recorded within “Amortization of debt issuance costs” within the Consolidated Statement of Operations for the year ended December 31, 2010.

The Company also incurred arrangement fees of $850 payable to Deutsche Bank Securities, Inc., who acted as a third-party administrator and sole arranger and book runner for the amendments to the First and Second Lien Credit Agreements. These arrangement fees were expensed as incurred during the year ended December 31, 2010, with $683 classified as “Amortization of debt issuance costs” within the Consolidated Statement of Operations, and $167, representing the PIK Loan portion, classified as “Loss on extinguishment of debt”, as noted above.

Financing costs resulting from the original debt issuance, as well as the amendments to the First Lien Credit Agreement and Second Lien Credit Agreement, as described above, were deferred when incurred and are being amortized over the remaining term of the loans using the effective interest method. Amortization of deferred financing costs during the year ended December 31, 2011 was $1,369 compared to $3,084 for the year ended December 31, 2010. As a result of the voluntary prepayment of $34,582 on the First Lien Credit Facility (using the proceeds from the April 2011 public offering of Common Stock), an amount of $407 was accelerated, representing the pro rata portion of financing costs, and recognized as “Amortization of debt issuance costs” during the year ended December 31, 2011.

Accounting for Debt Modification

The modification of certain terms of the First and Second Lien Credit Agreements, as described above, required the Company to perform an assessment of future cash flows to determine if the modified terms represented a substantial difference when compared to the original terms. Based on the results of the assessment of future cash flows, the Company concluded that the amendments to the First and Second Lien Credit Agreements did not represent substantially different terms and as such, modification accounting, rather than debt extinguishment, should be applied. Therefore, the Company calculated a new effective interest rate based on the carrying amounts of the original debt instruments. The effective interest rate for the First Lien Credit Facility as of December 31, 2011 was 6.77%. The effective interest rate includes the pro rata share of

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

9. Debt  – (continued)

the amendment fees, which were deferred and will be amortized over the remaining term of the loan utilizing the effective interest rate method. “Amortization of deferred financing costs” is disclosed separately as a non-operating expense within the Consolidated Statement of Operations.

Other Financing Arrangements

In June 2011, the Company entered into a financing arrangement in the ordinary course of business, to purchase certain software and related services in the amount of $1,240, including financing costs of $130, to be repaid over a term of 49 months. In December 2011, the Company entered into another financing arrangement in the ordinary course of business, to purchase support and maintenance for existing software licenses in the amount of $215, to be repaid over a term of 25 months.

The following table summarizes the interest expense incurred on total debt:

	Years Ended December 31,
	2011	2010	2009
First Lien Credit Facility	$6,100	$5,578	$4,552
– Tranche B, inclusive of $0, $768, and $155, respectively, related to debt discount	—	3,452	3,501
– Tranche C	—	1,829	2,259
PIK Loan	—	8,099	12,013
Interest Rate Swap (see Note 10)	4,570	5,804	6,668
Other financing arrangements	8	—	—
Total interest expense on long-term debt	$10,678	$24,762	$28,993

10. Derivative Financial Instrument

Interest Rate Swap Transaction

For the periods presented, the Company recorded the fair value of the interest rate swap liability as follows:

	December 31,
	2011	2010

Interest rate swap liability	$1,455	$5,649
Less: current portion as recorded within “Accrued expenses and other current liabilities” (See Note 7)	(1,455)	(4,332)
Total long-term liability as recorded within “Other long-term liabilities”	$—	$1,317

On July 19, 2007, the Company entered into an interest rate swap agreement that fixed the interest rate at 5.43% on a beginning notional amount of $170,000. The notional amount amortizes over a period ending June 30, 2012. At December 31, 2011 the notional amount of $90,000 covered approximately 98% of the Company’s variable rate debt on the First Lien Credit Facility.

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

The fair value of the interest rate swap is measured each reporting period and includes a credit valuation adjustment that reflects consideration of the Company’s credit risk, since the interest rate swap is in a liability

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

10. Derivative Financial Instrument  – (continued)

position. The credit valuation adjustments represent discounts to consider the Company’s own credit risk, since the interest rate swap is in a liability position. Valuations may fluctuate considerably from period-to-period due to volatility in underlying interest rates, which is driven by market conditions and the duration of the swap. The credit valuation adjustments at December 31, 2011 and 2010 were $23 and $138, respectively. The value of the interest rate swap represents the estimated amount the Company would receive (or pay) to terminate the agreement at the respective measurement date.

Prior to March 25, 2009, the Company had not recorded any gain or loss due to ineffectiveness of the hedge, or as the result of a discontinuance of the hedge. Based on the changes made to the swap agreement on March 25, 2009, as of that date the Company no longer qualified to use hedge accounting, and therefore recorded a loss of $10,653 during the three months ended March 31, 2009, which was reflected in “Other (income) expense, net” within the Consolidated Statement of Operations. The loss of $10,653 represents the accumulated fair value adjustments that were recorded through “Accumulated other comprehensive income” on the Consolidated Balance Sheet, from the inception of the swap agreement through the date of the hedge de-designation.

The effects of derivative instruments on the consolidated statements of operations were as follows for the periods presented (amounts presented excluded any income tax effects):

	Years Ended December 31,
	2011	2010	2009
Location:
Other (income) expense, net	$(4,193)	$(2,778)	$8,427

11. Common Stock

As of December 31, 2011, the Company had 300,000,000 shares of common stock, par value $0.001 per share (“Common Stock”) authorized, with 54,248,178 shares of Common Stock issued and outstanding. The number of authorized shares of Common Stock may be increased or decreased (but not below the number of shares then outstanding) by the affirmative vote of holders representing at least 75% in interest of the issued and outstanding shares of Common Stock. The transactions that affected the Common Stock authorized, issued and outstanding during the years ended December 31, 2011 and 2010 are described in detail below.

On August 5, 2010, the SEC declared effective the Company’s registration statement on Form S-1, as amended (File No. 333-165991) (the “Registration Statement”), in connection with its initial public offering of 11,000,000 shares of Common Stock, at a public offering price of $13.00 per share. The offering closed on August 11, 2010. Upon consummation of the Company’s initial public offering, all previously outstanding shares of the Company’s Series A Preferred Stock converted to 35,101,716 shares of Common Stock. On September 9, 2010, the Company closed the sale of an additional 980,000 shares of common stock at the initial public offering price of $13.00 per share pursuant to the underwriters’ exercise of their over-allotment option in connection with the Company’s initial public offering that closed on August 11, 2010.

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

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

11. Common Stock  – (continued)

The Company used substantially all of the net proceeds of our initial public offering, including the sale of the underwriters’ over-allotment shares, and the December 2010 and April 2011 follow-on offerings to repay a significant amount of our outstanding indebtedness (see Note 9).

12. Employee Stock Plans

The Company maintains several share-based compensation plans which are more fully described below. Total stock-based compensation expense related to all of the Company’s stock awards was included in various operating expense categories for the periods included below, as follows:

	Years Ended December 31,
	2011	2010	2009
Cost of revenue	$310	$105	$63
Product development	1,329	755	483
Sales and marketing	2,353	1,638	529
General and administrative	4,716	1,717	863
Total	$8,708	$4,215	$1,938

2007 Restricted Preferred Stock Plan

The maximum number of restricted Series A Preferred shares authorized and issued under the 2007 Restricted Preferred Stock Plan was 2,033,320, all of which were granted on June 15, 2007, in conjunction with the Merger. At the closing of the initial public offering, all outstanding shares of Series A Preferred Stock converted into shares of Common Stock, including unvested restricted Series A Preferred shares. At December 31, 2011, there were no shares of Series A Preferred Stock issued or outstanding.

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

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

12. Employee Stock Plans  – (continued)

The following table summarizes the weighted average values of the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the period presented:

	Years Ended December 31,
	2011	2010	2009
Expected volatility	57.7%	61.7%	77.0%
Expected life of option	6.06 Years	6.17 Years	5.94 Years
Risk free interest rate	1.6%	2.4%	2.6%
Expected dividend yield	0.0%	0.0%	0.0%

The following table summarizes stock option activity for the year ended December 31, 2011:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2011	2,779,471	$6.53
Granted	3,031,750	12.93
Exercised	(412,050)	3.60
Forfeited	(581,423)	12.00
Outstanding at December 31, 2011	4,817,748	$10.15

The following table contains additional information with respect to options outstanding and exercisable at December 31, 2011:

	Options Outstanding			Options Exercisable
	Number of Options Outstanding	Remaining Weighted Average Life	Weighted Average Exercise Price	Number Exercisable	Remaining Weighted Average Life	Weighted Average Exercise Price
Exercise Prices:
$1.59	655,177	6.09	$1.59	613,517	6.08	$1.59
$3.29	143,758	7.25	3.29	50,045	7.25	3.29
$5.14	134,500	9.86	5.14	—	—	—
$6.05	1,300,000	9.96	6.05	—	—	—
$6.76	649,286	8.16	6.76	279,177	8.16	6.76
$7.66	526,250	9.62	7.66	—	—	—
$13.00	364,277	8.60	13.00	123,170	8.60	13.00
$19.59	85,000	8.84	19.59	26,338	8.84	19.59
$21.74	200,000	9.37	21.74	—	—	—
$25.89	759,500	9.15	25.89	14,688	9.15	25.89
	4,817,748	8.80	$10.15	1,106,935	7.04	$4.99

At December 31, 2011 the aggregate intrinsic values of stock options outstanding and exercisable were $3,866 and $3,000, respectively. At December 31, 2010, the aggregate intrinsic values of stock options outstanding and exercisable were $37,529 and $12,810, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the calculated fair value of such awards as of each respective period-end date.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

12. Employee Stock Plans  – (continued)

The following table summarizes non-vested stock option activity for the year ended December 31, 2011:

	Shares	Weighted Average Grant Date Fair Value
Non-vested options outstanding at January 1, 2011	2,072,983	$6.28
Granted	3,031,750	7.03
Vested	(828,857)	5.73
Forfeited	(565,063)	7.83
Non-vested options outstanding at December 31, 2011	3,710,813	$6.88

The following table provides additional information pertaining to the Company’s stock options:

	Years Ended December 31,
	2011	2010	2009
Weighted average grant date fair value for options granted during the period	$7.03	$7.12	$6.22
Total fair value of options vested	$4,752	$1,176	$407

The intrinsic value of options exercised for the years ended December 31, 2011 and 2010, was $8,488 and $2,859, respectively.

At December 31, 2011, there was $22,384 of total unrecognized compensation cost related to non-vested stock options, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 3.60 years. At December 31, 2010, there was $10,179 of total unrecognized compensation cost related to non-vested stock options, net of estimated forfeitures, which was expected to be recognized over a weighted average period of 3.41 years. Stock-based compensation expense for the Company’s stock options under the 2007 Stock Option and Grant Plan and 2010 Equity Incentive Plan, during the years ended December 31, 2011, 2010 and 2009 was $6,074, $2,626 and $502, respectively.

Restricted Stock Awards (“RSAs”)

Information concerning RSA’s outstanding under the 2010 Equity Incentive Plan is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at January 1, 2011	568,451	$3.29
Granted	49,123	17.81
Vested and exchanged for Common Stock	(356,910)	4.28
Forfeited	(187,679)	9.69
Non-vested shares at December 31, 2011	72,985	$11.52

For the year ended December 31, 2011, 2010 and 2009, the weighted-average grant date fair value for RSAs was $17.81, $0 and $7.73, respectively. The fair value of RSAs vested was $1,515, $1,422 and $871, respectively, during the same periods.

The aggregate intrinsic value of RSAs outstanding at December 31, 2011 and 2010 was $455 and $11,332, respectively. The intrinsic value for RSAs is calculated based on the par value of the underlying awards and the calculated fair value of such awards as of each period-end date.

At December 31, 2011, there was $596 of total unrecognized compensation cost related to non-vested RSAs, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 0.98 years. At December 31, 2010, there was $1,646 of total unrecognized compensation cost related to

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

12. Employee Stock Plans  – (continued)

non-vested RSAs, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 1.50 years. Stock-based compensation expense for the Company’s RSAs under the 2007 Stock Option and Grant Plan, for the years ended December 31, 2011, 2010, and 2009 was $1,376, $1,324, and $1,436 respectively.

Restricted Stock Units (“RSUs”)

The following table summarizes RSU activity for the year ended December 31, 2011:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at January 1, 2011	100,000	$20.03
Granted	157,643	14.72
Vested and issued	(32,143)	20.03
Forfeited	(2,726)	7.66
Non-vested shares at December 31, 2011	222,774	$16.42

For the years ended December 31, 2011, 2010 and 2009, the weighted-average grant date fair value for RSUs was $14.72, $20.03 and $0, respectively. The fair value of RSUs vested was $644, $0 and $0, respectively, during the same periods.

The aggregate intrinsic value of RSUs outstanding at December 31, 2011 and 2010 was $1,390 and $1,871, respectively. The intrinsic value for RSUs is calculated based on the par value of the underlying awards and the calculated fair value of such awards as of each period-end date.

At December 31, 2011, there was $3,126 of total unrecognized compensation cost related to non-vested RSUs, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 3.70 years. At December 31, 2010, there was $1,712 of total unrecognized compensation cost related to non-vested RSUs, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 4.17 years. Stock based compensation for RSUs during the years ended December 31, 2011, 2010, and 2009, was $903, $90 and $0, respectively.

Modification of Awards

During the year ended December 31, 2011, pursuant to a separation agreement for one individual, the Company extended the vesting terms for certain outstanding equity awards beyond the individual’s separation date, resulting in a modification of the awards for accounting purposes. As a result of the extended vesting term and remeasurement of the modified award, the Company recorded an additional $611 in stock-based compensation costs during the year ended December 31, 2011.

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

12. Employee Stock Plans  – (continued)

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

During the three months ended September 30, 2011, 40,888 shares were issued under the 2010 ESPP Plan, at a price of $6.38 per share, which represented 85% of the market price of the Common Stock on September 30, 2011, the exercise date, which was lower than the market price of the Common Stock on July 1, 2011, the offering date.

During the three months ended December 31, 2011, 35,987 shares were issued under the 2010 ESPP Plan, at a price of $5.89 per share, which represented 85% of the market price of the Common Stock on December 30, 2011, the exercise date, which was lower than the market price of the Common Stock on October 3, 2011, the offering date.

During the years ended December 31, 2011 and 2010, the weighted average grant-date fair value of ESPP rights arising from elections made by ESPP participants was $3.82 and $9.26, respectively. The fair value of ESPP rights that vested during the years ended December 31, 2011 and 2010, was $355 and $176, respectively.

The fair value for the employee stock purchase plan rights (“ESPP rights”) was estimated using the Black-Scholes option pricing model with the following assumptions:

	Years Ended December 31,
	2011	2010
Expected volatility	49.7%	43.1%
Expected life	0.24 years	0.25 years
Risk free interest rate	0.1%	0.2%

At December 31, 2011and 2010, there were no outstanding ESPP rights, due to the exercise date of the offering period being the same date as the end of the fiscal quarter. Therefore, the aggregate intrinsic value of ESPP outstanding at December 31, 2011 and 2010, was $0. Additionally, as of December 31, 2011, there was no unrecognized compensation cost related to non-vested ESPP rights, as all of the ESPP rights were vested at December 31, 2011. Stock-based compensation expense related to the Company’s 2010 ESPP for the years ended December 31, 2011, 2010, and 2009 was $355, $175, and $0, respectively.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

13. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, excluding the dilutive effects of Common Stock equivalents. Common Stock equivalents include stock options, unvested shares of restricted Common Stock and unvested shares of restricted stock units. Diluted net loss per share includes the dilutive effect of stock options, restricted shares of Common Stock and restricted stock units, under the treasury stock method.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per common share:

	Years Ended December 31,
	2011	2010	2009
Numerator:
Net loss	$(1,243)	$(12,436)	$(24,771)
Denominator:
Basic shares:
Weighted-average common shares outstanding	53,381,655	21,310,284	1,611,090
Diluted shares:
Weighted-average shares used to compute basic net loss per share	53,381,655	21,310,284	1,611,090
Effect of potentially dilutive securities:
Options to purchase Common Stock	—	—	—
Unvested shares of restricted stock awards	—	—	—
Unvested shares of restricted stock units	—	—	—
	53,381,655	21,310,284	1,611,090
Weighted-average shares used to compute diluted net loss per share
Net loss per share:
Basic	$(0.02)	$(0.58)	$(15.38)
Diluted	$(0.02)	$(0.58)	$(15.38)

The following outstanding options, unvested shares of restricted stock awards and unvested shares of restricted stock units were excluded from the computation of diluted net loss per share for the periods presented as their effect would have been antidilutive:

	Years Ended December 31,
	2011	2010	2009
Options to purchase Common Stock	4,817,748	2,779,471	1,585,243
Unvested shares of restricted stock awards	72,985	568,451	1,197,607
Unvested shares of restricted stock units	222,774	—	—
Series A Preferred Stock (as-converted basis)	—	—	35,103,333

14. Related Party Transactions

On April 27, 2011, the Board elected J. Chris Scalet as a Class I director of the Company. Mr. Scalet is currently Executive Vice President, Global Services and Chief Information Officer of Merck & Co., Inc. (“Merck”), a global research-driven pharmaceutical company. Affiliates of Merck are customers of the Company in the ordinary course of business. Revenue generated from Merck and its affiliates for the year

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

14. Related Party Transactions  – (continued)

ended December 31, 2011 totaled approximately $1,605. At December 31, 2011 amounts due from Merck and its affiliates totaled approximately $203.

15. Restructuring Costs

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

At December 31, 2009, the unpaid reserve balance of $732 was included in “Accrued expenses and other current liabilities” (see Note 7) in the Company’s Consolidated Balance Sheet and paid during the year ended December 31, 2010.

16. Commitments and Contingencies

Operating Leases

The Company has entered into operating lease agreements for office space. Rent is amortized on a straight-line basis over the applicable lease terms. Deferred rent at December 31, 2011 was $1,273.

The approximate aggregate future minimum lease obligations under non-cancelable operating leases for the five years after December 31, 2011 and thereafter are set forth below:

Year Ending December 31,	Amount
2012	$3,067
2013	3,913
2014	3,306
2015	3,306
2016	2,374
Thereafter	10,775
Total	$26,741

Total facilities expenses charged to operations for the years ending December 31, 2011, 2010, and 2009, $5,429, $3,688, and $4,375, respectively.

The Company’s principal executive office occupies approximately 66,832 square feet in New York, New York. In December 2009, the Company executed a 10 year lease directly with the landlord for its corporate headquarters in New York, New York, which occupies approximately 43,304 square feet. The new lease began in August 2011 for 10 years and provided for approximately 12 months of initial free rent and an allowance from the landlord to be used for office improvements and certain other payments of approximately $1.9 million. In June 2011, the Company executed a new lease to expand its corporate headquarters in New York, New York for additional office space occupying approximately 23,528 square feet, which expires in December 2013. In addition, the Company’s research and development facilities in Charlestown, Massachusetts occupy 36,557 square feet under a lease that expires on December 31, 2015. The present value of the future minimum lease payments of these operating leases is included in the table above.

Legal Proceedings

Securities Class Action.  On December 5, 2011, the Company became aware of a purported class action lawsuit filed in the U.S. District Court for the South District of New York (the “SDNY” or the “Court”) against the Company and certain of its current and former executive officers. The complaint (the “Wallace Complaint”) alleges that the defendants made false and misleading statements or omissions in violation of the

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

16. Commitments and Contingencies  – (continued)

Securities Exchange Act of 1934. The plaintiff seeks unspecified compensatory damages for the purported class of purchasers of the Company’s common stock during the period from February 17, 2011 through November 10, 2011 (the “Allegation Period”). On December 27, 2011, a second purported class action complaint (the “Thaler Complaint”), which makes substantially the same claims as, and is related to, the Wallace Complaint, was filed in the SDNY against the Company and certain of its executive officers seeking similar unspecified compensatory damages for the Allegation Period. On February 3, 2012, four different shareholders filed motions to be appointed lead plaintiff pursuant to the provisions of the Private Securities Litigation Reform Act of 1995, and the Court has not yet decided those motions. The Company anticipates that the lead plaintiff will then file a consolidated and amended class action complaint. The Company believes these claims are without merit and intend to defend these lawsuits vigorously.

Shareholder Derivative Action.  On December 28, 2011, a shareholder derivative complaint was filed in the SDNY against the Company and certain of its current and former directors. The complaint alleges that the defendants breached their fiduciary duties by causing the Company to issue materially false and misleading statements about the Company’s business prospects, financial condition and performance during the same Allegation Period alleged in the Wallace Complaint and the Thaler Complaint. On January 17, 2012, the Company and the plaintiff stipulated to toll the Company’s time to move, answer or otherwise respond to the lawsuit until a lead plaintiff is selected in the related class action lawsuits. The Company believes these claims are without merit and intends to defend this lawsuit vigorously.

Although the Company believes that there is a reasonable possibility that the Company could suffer a loss in connection with the final resolution of the matters described above, due to the early stages of these matters and the nature of the potential claims, the Company cannot at this time reasonably estimate a range of exposure, if any, of the potential liability. The Company, therefore, have not accrued in its consolidated financial statements in this Annual Report on Form 10-K any amounts to cover potential liability.

SEC Investigation.  On August 4, 2011, the Company received a subpoena from the United States Securities and Exchange Commission (the “SEC”) requesting certain documents related to its business from January 1, 2011 through August 4, 2011. The Company has produced a number of documents to the SEC and continues to cooperate with the SEC. The Company does not consider this to be an unasserted claim for which a loss analysis is required to be conducted because the SEC’s subpoena does not set forth allegations of any kind. To date no claims have been asserted by the SEC and therefore the Company has not accrued in its consolidated financial statements in this Annual Report on Form 10-K any amounts to cover potential liability.

In addition to the matters described above, the Company is subject to other various claims, charges, disputes and litigation that have arisen in the ordinary course of business. Although there can be no assurance in this regard, the Company does not believe these other matters will have a material adverse effect on the Company’s results of operations, cash flows or its financial condition.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED AUDITED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

17. Comprehensive Loss

Comprehensive Loss is comprised of two components, net loss and other comprehensive loss. For years ended December 31, 2011, 2010 and 2009, comprehensive loss consisted of the following:

	Years Ended December 31,
	2011	2010	2009
Net loss	$(1,243)	$(12,436)	$(24,771)
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(192)	203	(214)
Loss on derivatives, reclassified to earnings	—	—	6,019
Total other comprehensive (loss) income, net of tax	(192)	203	5,805
Comprehensive loss	$(1,435)	$(12,233)	$(18,966)

18. Subsequent Events

On January 27, 2012, David G. Curran, resigned from his position as Executive Vice President, Business and Legal Affairs of the Company. Pursuant to the Separation and Independent Contractor Services Agreement dated January 27, 2012 (Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 1, 2012), Mr. Curran has agreed to assist the Company on various corporate matters as a non-executive employee until March 31, 2012 and thereafter as a consultant until January 31, 2013. During the consulting period, the Company will pay Mr. Curran a consulting fee of $217 and reimburse the amount of Mr. Curran’s health and dental benefits during that period. As additional compensation for his consulting services, Mr. Curran will receive the benefit of continued vesting of the restricted stock award granted to him on November 8, 2010. These shares will fully vest on January 31, 2013.

On February 1, 2012, the Company entered into a Separation and General Release Agreement (Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 1, 2012) with J. Andrew Damico, the Company’s former President and CEO. Pursuant to this agreement, the Company paid a lump sum severance of $425 in February 2012, representing twelve months of base salary, and agreed to reimburse twelve months of continuing coverage under the Company’s medical and dental plans. In addition, vesting was accelerated for the unvested portion of the stock options granted to him on February 26, 2010. Any additional stock options not vested as of his last date of employment with the Company were forfeited.

On February 1, 2012, the Company granted 500,000 restricted shares of Common Stock to its new CEO, Ronald W. Hovsepian, pursuant to his employment agreement (Exhibit 10.1 to the Company’s Current Report on Form 8-K, Filed on December 16, 2011). Vesting of this award is based upon the achievement of specified stock performance and service thresholds. This award is to be divided into four tranches of 125,000 shares, with the vesting of each tranche subject to the Company’s common stock attaining, within five years from the grant date, a price of $15, $20, $25 and $30 per share, respectively, for 20 consecutive trading days.

As a result of these events, the Company will recognize additional compensation expense, including stock-based compensation expense, during the three months ending March 31, 2012.

INTRALINKS HOLDINGS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2011, 2010 and 2009
(In Thousands)

	Balance at Beginning of Period	Additions Charged to Expense(1)	Deductions for Purposes for Which the Accounts Were Set Up(2)	Balance at End of Period
Year ended December 31, 2011
Deducted from Accounts Receivable:
Allowance for doubtful accounts	$581	$1,344	$(1,201)	$724
Credit reserve	1,837	3,933	(4,345)	1,425
Total	$2,418	$5,277	$(5,546)	$2,149
Year ended December 31, 2010
Deducted from Accounts Receivable:
Allowance for doubtful accounts	$611	$530	$(560)	$581
Credit reserve	1,859	7,164	(7,186)	1,837
Total	$2,470	$7,694	$(7,746)	$2,418
Year ended December 31, 2009
Deducted from Accounts Receivable:
Allowance for doubtful accounts	$865	$483	$(737)	$611
Credit reserve	1,740	5,845	(5,726)	1,859
Total	$2,605	$6,328	$(6,463)	$2,470

(1)	Additions to Allowance for doubtful accounts are charged to expense, and additions to the credit reserve are recorded as a reduction of revenue.
(2)	Includes actual write offs (net of recoveries) and credits issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.

Based upon this evaluation, and as a result of the material weakness described below under “Management’s Report on Internal Control Over Financial Reporting,” our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Notwithstanding the material weakness described below, management believes that the consolidated financial statements included in this Annual Report on Form 10-K are fairly presented in all material respects in accordance with GAAP, and our principal executive officer and principal financial officer have certified that they fairly present in all material respects our financial condition, results of operations and cash flows for each of the periods presented in this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). During this assessment and in connection with the preparation of this Annual Report on Form 10-K, management identified a material weakness in our internal control over financial reporting, relating to the review of the calculation of our maximum annual capital expenditures allowed under a related covenant set forth in our First Lien Credit Facility. The identified material weakness in our internal control over financial reporting is discussed in more detail below. A material weakness is a deficiency, or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Specifically, we failed to accurately calculate the annual maximum capital expenditure limit for the year ended December 31, 2011, under a financial covenant set forth in our First Lien Credit Facility and did not design effective controls to ensure an adequate review of the schedule used for such calculation. Although the error in the calculation in this instance did not result in any non-compliance under the First Lien Credit

Facility, our failure to prevent or timely detect an error of this nature in the future could create the potential for an inadvertent breach of this financial covenant that, if not waived by the lenders, could result in a default under the loan facility causing all outstanding indebtedness thereunder to become immediately due which, in turn, would require the long-term indebtedness reflected in our consolidated financial statements to be reclassified as a current liability. As a result, notwithstanding that this control deficiency had no effect on our consolidated financial statements, management determined that it is reasonably possible that it could result in our failure to prevent or timely detect a material misstatement of our consolidated financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness in internal control over financial reporting as of December 31, 2011. Because of the material weakness, management concluded that our internal control over financial reporting as of December 31, 2011 was not effective based on the criteria issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

Remediation Plan

Management has begun taking or intends to take a number of steps to remediate the underlying causes of the material weakness described above, including the following:

•	identifying and implementing improved processes surrounding the calculations that track compliance with the financial covenants contained in the First Lien Credit Facility;
•	instituting an additional level of review and analysis of covenant compliance calculations and enhancing ongoing monitoring and forecasting of such compliance; and
•	engaging in a thorough review of all covenants under First Lien Credit Facility and providing additional tools for key personnel to track covenant compliance requirements.

Management is committed to a strong internal control environment and expects that, when fully implemented and tested, these remedial actions will strengthen our internal control over financial reporting and address the material weakness that was identified as of December 31, 2011. However, we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. We will continue to assess the effectiveness of our remediation efforts in connection with our future assessments of the effectiveness of internal control over financial reporting. The material weakness will be fully remediated when, in the opinion of management, the revised control processes have been operating for a sufficient period of time to provide reasonable assurance as to their effectiveness. Management has discussed with our Audit Committee the material weakness, and its remediation and ultimate resolution will be reviewed with the Audit Committee.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10. Directors, Executive officers and Corporate Governance

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to regulation 14A, which proxy statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2011.

ITEM 11. Executive Compensation

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to regulation 14A, which proxy statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2011.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to regulation 14A, which proxy statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2011.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to regulation 14A, which proxy statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2011.

ITEM 14. Principal Accountant Fees and Services

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to regulation 14A, which proxy statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2011.

PART IV

ITEM 15: EXHIBITS

The following are filed as part of this Annual Report:

1.	Financial Statements

The financial statements filed as part of this Annual Report are listed on the index to financial statements found on Item 8.

2.	Financial Statement Schedules

The financial statement schedule entitled “Schedule II—Valuation and Qualifying Accounts” filed as part of this Annual Report is listed on the index to financial statements found on Item 8.

All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

3.	Exhibits

The following exhibits are required by Item 601 of Regulation S-K.

Exhibit Number	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165991)).
3.2	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165991)).
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165991)).
4.2	Registration Rights Agreement by and among the investors and shareholders listed therein and the Company, dated as of June 15, 2007 (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165991)).
4.3	Stockholders Agreement by and among the investors and shareholders listed therein and the Company, dated as of June 15, 2007, as amended (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165991)).
10.1	Sublease Agreement by and between Meredith Corporation and IntraLinks, Inc., dated as of September 24, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165991)).
10.2	First Amendment to Sublease Agreement by and between Meredith Corporation and IntraLinks, Inc., dated as of June 2009 (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165991)).
10.3	Lease Agreement by and between Hiro Real Estate Co. and IntraLinks, Inc., dated as of December 31, 2009 (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165991)).
10.4	Lease Agreement by and between Schrafft Center LLC and IntraLinks, Inc., dated July 15, 2008 (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended 2010 filed on March 22, 2011).
10.5	First Amendment to the Lease Agreement by and between Schrafft Center LLC and IntraLinks, Inc., dated December 21, 2010 (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended 2010 filed on March 22, 2011).

Exhibit Number	Description
10.6*	Sublease Agreement among Hiro Real Estate Co., True North Communications, Inc., Pfizer, Inc., World Color Corp. and IntraLinks, Inc., dated as of July 22, 2011.
10.7+	2007 Stock Option and Grant Plan, First Amendment to 2007 Stock Option and Grant Plan, Form of Incentive Stock Option Agreement, Form of Non-Qualified Stock Option Agreement and Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165991)).
10.8+	2007 Restricted Preferred Stock Plan and Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165991)).
10.9+	2010 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165991)).
10.10+	2010 Equity Incentive Plan and forms of award agreements (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-170694)).
10.11+	Senior Executive Incentive Bonus Plan (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165991)).
10.12+	IntraLinks, Inc. Senior Executive Severance Plan (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165991)).
10.13+	Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed on May 16, 2011).
10.14	First Lien Credit Agreement by and among IntraLinks, Inc., the Company, the lenders listed therein, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC, as joint lead arrangers and joint bookrunners, Deutsche Bank Trust Company Americas, as administrative agent and collateral agent for the lenders and as syndication agent, and ING Capital LLC, as documentation agent, dated as of June 15, 2007, including Amendment No. 1 to Credit Agreement, dated as of May 14, 2010, thereto, and Amendment No. 2 to Credit Agreement, dated as of November 24, 2010, thereto (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-170694)).
10.15	Second Lien Credit Agreement by and among IntraLinks, Inc., the Company, the lenders listed therein, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC, as joint lead arrangers and joint bookrunners, Deutsche Bank Trust Company Americas, as administrative agent and collateral agent for the lenders and as syndication agent, dated as of June 15, 2007, including Amendment No. 1 to Credit Agreement, dated as of May 14, 2010, thereto (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165991)).
10.16+	Employment Agreement dated as of December 15, 2011 by and between the Company and Ronald W. Hovsepian (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2011).
10.17+	Employment Agreement by and between IntraLinks, Inc. and Anthony Plesner, dated as of March 18, 2005 (Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165991)).
10.18+	Employment Agreement dated as of January 27, 2012 by and between IntraLinks Holdings, Inc. and Scott Semel (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 1, 2012).
10.19+	Separation and General Release Agreement dated as of February 1, 2012 by and between the Company and J. Andrew Damico (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2012).

Exhibit Number	Description
10.20+	Separation and Independent Contractor Services Agreement dated as of January 27, 2012 by and between IntraLinks Holdings, Inc. and David Curran (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 1, 2012).
10.21+	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, as amended (File No. 333-165991)).
21.1*	List of Subsidiaries of the Company.
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Extensible Business Reporting Language (XBRL) information is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
+	Indicates a management contract or compensation plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on March 20, 2012 by the undersigned, thereunto duly authorized.

INTRALINKS HOLDINGS, INC.
By: /s/ RONALD W. HOVSEPIAN Ronald W. Hovsepian President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 20, 2012 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title
/s/ RONALD W. HOVSEPIAN Ronald W. Hovsepian	Director, President and Chief Executive Officer (principal executive officer)
/s/ Anthony Plesner Anthony Plesner	Chief Financial Officer (principal financial and accounting officer)
/s/ Patrick J. Wack, Jr. Patrick J. Wack, Jr.	Chairman of the Board of Directors
/s/ Brian J. Conway Brian J. Conway	Director
/s/ Peter Gyenes Peter Gyenes	Director
/s/ Thomas Hale Thomas Hale	Director
/s/ Habib Kairouz Habib Kairouz	Director
/s/ Robert C. McBride Robert C. McBride	Director
/s/ J. CHRIS SCALET J. Chris Scalet	Director