Form 10-Q
period 2012-03-31
IntraLinks Holdings, Inc.
filed 2012-05-10
CIK 1488075

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer  ☐    Accelerated filer  ☑    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2012
Common Stock, par value $.001 per share	54,824,742

INTRALINKS HOLDINGS, INC

QUARTERLY REPORT ON FORM 10-Q

For the quarter ended March 31, 2012

CORPORATE INFORMATION AND FORWARD-LOOKING STATEMENTS

Our Corporate Information

Our business was incorporated in Delaware as “IntraLinks, Inc.” in June 1996. In June 2007, we completed a merger (the “Merger”) pursuant to which IntraLinks, Inc. became a wholly-owned subsidiary of TA Indigo Holding Corporation, a newly-formed Delaware corporation owned by TA Associates, Inc. and certain other stockholders of IntraLinks, Inc., including Rho Capital Partners, Inc. and former and current officers and employees of IntraLinks, Inc. The Merger was funded in part through term loans made under various credit facilities in an aggregate principal amount of $275.0 million. The Merger was accounted for under the purchase accounting method in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In 2010, we changed the name of TA Indigo Holding Corporation to “IntraLinks Holdings, Inc.” Unless otherwise stated in this Quarterly Report on Form 10-Q (this “Quarterly Report” or “Form 10-Q”) or the context otherwise requires, references to “IntraLinks,” “we,” “us,” “our,” the “Company” and similar references refer to IntraLinks Holdings, Inc. and its subsidiaries.

IntraLinks®, IntraLinks ExchangeSM, IntraLinks DesignerSM, IntraLinks CourierSM, IntraLinks DealspaceSM, IntraLinks ConnectSM and Extended EnterpriseTM and other trademarks and service marks of IntraLinks appearing in this Quarterly Report are the property of IntraLinks. Other trademarks or servicemarks appearing in this Quarterly Report are the property of their respective holders. Solely for convenience, the trademarks and trade names in this Quarterly Report are referred to without the®, TM and SM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

Forward-Looking Statement Safe Harbor

Some of the statements in this Quarterly Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to our operations and are based on our current expectations, estimates and projections. Words such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “predict,” “potential,” “continue,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “goals,” “in our view” and similar expressions are used to identify these forward-looking statements. The forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about our internal control over financial reporting, our results of operations and financial condition and our plans, strategies and developments. Forward-looking statements are only predictions and as such, are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events or our future financial performance that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Many of the reasons for these differences include changes that occur in our continually changing business environment and other important factors. These risks, uncertainties and other factors are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 21, 2012. You are strongly encouraged to read those sections carefully as the occurrence of the events described therein and elsewhere in this report could materially harm our business. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these statements speak only as of the date they were made and, except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTRALINKS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and per Share Data)

(unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$55,566	$46,694
Accounts receivable, net of allowances of $2,417 and $2,149, respectively	39,148	38,895
Investments	22,445	36,120
Deferred taxes	12,711	12,711
Prepaid expenses	6,647	4,238
Other current assets	3,432	4,567
Total current assets	139,949	143,225
Fixed assets, net	6,911	7,635
Capitalized software, net	32,902	30,287
Goodwill	215,478	215,478
Other intangibles, net	125,076	132,233
Other assets	1,310	1,483
Total assets	$521,626	$530,341

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,795	$4,934
Accrued expenses and other current liabilities	20,350	19,846
Deferred revenue	39,032	40,309
Total current liabilities	64,177	65,089
Long term debt	90,808	91,164
Deferred taxes	35,437	39,384
Other long term liabilities	3,335	2,874
Total liabilities	193,757	198,511
Commitments and contingencies (Note 14)
Stockholders' equity:
Undesignated Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2012 and December 31, 2011	-	-
Common stock, $0.001 par value; 300,000,000 shares authorized; 54,815,905 and 54,248,178 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	55	54
Additional paid-in capital	413,350	411,781
Accumulated deficit	(85,640)	(80,056)
Accumulated other comprehensive income	104	51
Total stockholders' equity	327,869	331,830
Total liabilities and stockholders' equity	$521,626	$530,341

The accompanying notes are an integral part of these consolidated financial statements.

INTRALINKS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and per Share Data)

(unaudited)

	Three Months Ended
	March 31,
	2012	2011

Revenue	$50,785	$52,407
Cost of revenue	15,505	13,616
Gross profit	35,280	38,791
Operating expenses:
Product development	4,440	6,069
Sales and marketing	24,392	21,243
General and administrative	12,165	9,826
Total operating expenses	40,997	37,138
(Loss) income from operations	(5,717)	1,653
Interest expense	2,136	2,994
Amortization of debt issuance costs	191	367
Other income, net	(1,238)	(1,930)
Net (loss) income before income tax	(6,806)	222
Income tax benefit	(1,222)	(261)
Net (loss) income	$(5,584)	$483
Net (loss) income per common share
Basic	$(0.10)	$0.01
Diluted	$(0.10)	$0.01
Weighted average number of shares used in calculating net (loss) income per share
Basic	54,191,872	51,949,171
Diluted	54,191,872	53,711,457

The accompanying notes are an integral part of these consolidated financial statements.

2

INTRALINKS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Thousands)

(unaudited)

	Three Months Ended
	March 31,
	2012	2011

Net (loss) income	$(5,584)	$483

Foreign currency translation adjustments, net of tax	53	(134)

Total other comprehensive income (loss), net of tax	53	(134)

Comprehensive (loss) income	$(5,531)	$349

The accompanying notes are an integral part of these consolidated financial statements.

INTRALINKS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net (loss) income	$(5,584)	$483
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,279	4,949
Stock-based compensation expense	1,345	1,972
Amortization of intangible assets	7,157	7,157
Amortization of deferred costs	444	367
Provision for bad debts and customer credits	231	22
Loss on disposal of fixed assets	16	-
Change in deferred taxes	(3,947)	(963)
Gain on interest rate swap	(703)	(974)
Currency remeasurement (gain) loss	(37)	165
Changes in operating assets and liabilities:
Accounts receivable	(462)	1,864
Prepaid expenses and other current assets	(1,460)	(1,165)
Other assets	128	402
Accounts payable	(144)	(1,192)
Accrued expenses and other liabilities	1,581	(6,017)
Deferred revenue	(1,315)	(1,754)
Net cash provided by operating activities	1,529	5,316
Cash flows from investing activities:
Capital expenditures	(402)	(1,621)
Capitalized software development costs	(5,769)	(3,838)
Sale and maturity of short-term investments	13,500	-
Net cash provided by (used in) investing activities	7,329	(5,459)
Cash flows from financing activities:
Proceeds from exercise of stock options	7	884
Proceeds from issuance of common stock	247	414
Offering costs paid in connection with initial public offering and follow-on offerings	-	(168)
Repayments of outstanding financing arrangements	(148)	-
Repayments of outstanding principal on long-term debt	(246)	(338)
Net cash (used in) provided by financing activities	(140)	792
Effect of foreign exchange rate changes on cash and cash equivalents	154	23
Net increase in cash and cash equivalents	8,872	672
Cash and cash equivalents at beginning of period	46,694	50,467
Cash and cash equivalents at end of period	$55,566	$51,139

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

The financial statements contained herein should be read in conjunction with the Company’s audited consolidated financial statements and related notes to audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

In the opinion of management, the accompanying unaudited consolidated financial data contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented. Certain prior year financial statement line items and disclosures have been reclassified to conform to the current year’s presentation. The Company’s historical results are not necessarily indicative of future operating results, and the results for the first three months ended March 31, 2012 are not necessarily indicative of results to be expected for the full year or for any other period.

Out-of-period Adjustment- During the financial statement close process for the three months ended March 31, 2012, the Company identified a prior period error totaling approximately $849, which was corrected and recorded as a cumulative adjustment to long-term deferred tax assets within the Consolidated Balance Sheet at March 31, 2012, and was reflected as an income tax benefit within the Consolidated Statement of Operations for the three months ended March 31, 2012. The adjustment represents a cumulative adjustment to deferred tax assets to reflect the tax benefit on book expense associated with disqualified incentive stock options that vested during prior periods for which the value exceeded the annual IRS limit of $100,000 (one-hundred thousand dollars). The Company does not believe that this adjustment is material to the consolidated financial statements for any prior period. The Company also does not believe this adjustment will be material to the 2012 results.

2. Summary of Significant Accounting Policies

During the three months ended March 31, 2012, there were no material changes to the Company’s significant accounting policies from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Recently Adopted Accounting Pronouncements

On May 12, 2011, the Financial Accounting Standards Board (“FASB”) issued revised authoritative guidance covering fair value measurements and disclosures. The amended guidance include provisions for (1) the application of concepts of “highest and best use” and “valuation premises”, (2) an option to measure groups of offsetting assets and liabilities on a net basis, (3) incorporation of certain premiums and discounts in fair value measurements, and (4) measurement of the fair value of certain instruments classified in shareholders’ equity. The revised guidance is effective for interim and annual periods beginning after December 15, 2011. The Company adopted this authoritative guidance effective January 1, 2012. The adoption of this authoritative guidance had no material impact on the Company’s consolidated financial statements.

On June 16, 2011 the FASB issued revised authoritative guidance covering Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements. The revised guidance removes the presentation options in the former guidance and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income, or two separate but consecutive statements. The revised authoritative guidance does not change the items that must be reported in other comprehensive income. The revised guidance is effective for interim and fiscal years beginning after December 15, 2011. The Company adopted this authoritative guidance effective January 1, 2012, and has included the presentation of comprehensive (loss) income in a separate statement that immediately follows the Consolidated Statements of Operations in this Quarterly Report on Form 10-Q.

INTRALINKS HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In Thousands, Except Share and per Share Data) (unaudited)

3. Investments and Fair Value Measurements

During the three months ended March 31, 2012, the Company did not make any new investments in debt or equity securities; however, $7,000, $5,800, and $2,000 of corporate bonds, commercial paper and agency bonds, respectively, that were purchased in 2011 matured and were transferred into the Company’s money market account. The Company has classified its short-term investments in commercial paper, corporate bonds and agency bonds as held-to-maturity and as such, has recorded them at amortized cost. Interest earned on these debt securities is recorded to “Other income, net” within the Consolidated Statements of Operations. The gross unrecognized holding gains and losses for the three months ended March 31, 2012 were not material.

During the three months ended March 31, 2011 the Company invested $20,000 in U.S. treasuries with maturity dates no greater than 90 days.  During the three months ended March 31, 2011, $2,000 of the U.S. Treasuries matured and were transferred to the Company’s money market account.   The Company classified the U.S. Treasuries as cash equivalents with gains and losses recorded to “Other income, net” within the Consolidated Statement of Operations. The gains and losses incurred on these cash equivalents during the three months ended March 31, 2011were not material.

The following table summarizes these short-term investments as of March 31, 2012:

Security Type	Maturity	Consolidated Balance Sheet Classification	Amortized Cost	Interest	Carrying Amount
Commercial Paper	173 to 293 Days	Investments (short-term)	$7,995	$-	$7,995
Corporate Notes	225 to 366 Days	Investments (short-term)	12,450	211	12,661
Agency Bonds	366 Days	Investments (short-term)	2,000	2	2,002
		Total	$22,445	$213	$22,658

The fair value framework under the FASB’s guidance requires the categorization of assets and liabilities into three levels based upon the assumptions used to measure the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3, if applicable, generally would require significant management judgment. The three levels for categorizing assets and liabilities under the fair value measurement requirements are as follows:

•	Level 1: Fair value measurement of the asset or liability using observable inputs such as quoted prices in active markets for identical assets or liabilities;

•	Level 2: Fair value measurement of the asset or liability using inputs other than quoted prices that are observable for the applicable asset or liability, either directly or indirectly, such as quoted prices for similar (as opposed to identical) assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

•	Level 3: Fair value measurement of the asset or liability using unobservable inputs that reflect the Company’s own assumptions regarding the applicable asset or liability.

During the three months ended March 31, 2012 there were no transfers in or out of the Company’s Level 1 or Level 2 assets or liabilities.

INTRALINKS HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In Thousands, Except Share and per Share Data) (unaudited)

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of March 31, 2012:

Asset:	Total	Level 1	Level 2	Level 3
Money market funds as cash equivalents	$22,303	22,303	-	-
Liability:
Interest rate swap(a)	$753	-	753	-

(a) Based on one-month U.S. Dollar LIBOR index, inclusive of a $6 credit valuation adjustment (see Note 9).

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

Asset:	Total	Level 1	Level 2	Level 3
Money market funds as cash equivalents	$7,197	7,197	-	-
Liability:
Interest rate swap(b)	$1,455	-	1,455	-

(b) Based on one-month U.S. Dollar LIBOR index, inclusive of a $23 credit valuation adjustment (see Note 9).

4. Goodwill and Other Intangibles

There have been no changes in the carrying amount of goodwill through March 31, 2012.

As of March 31, 2012, Other intangibles consists of the following:

	Definite - Lived Intangible Assets
	Developed	Customer	Contractual		Non- Compete
	Technology	Relationships	Backlog	Trade Name	Agreement	Total
Acquired value at June 15, 2007	$132,369	$141,747	$9,219	$14,618	$728	$298,681
Amortization	(86,591)	(64,378)	(9,219)	(5,532)	(728)	(166,448)
Net book value at December 31, 2011	$45,778	$77,369	$-	$9,086	$-	$132,233
Amortization	(3,309)	(3,543)	-	(305)	-	(7,157)
Net book value at March 31, 2012	$42,469	$73,826	$-	$8,781	$-	$125,076

The Company has not identified impairment for any of the definite-lived intangible assets and no additional definite-lived intangible assets have been acquired through March 31, 2012.

Total intangible amortization expense is classified in each of the operating expense categories for the periods included below as follows:

INTRALINKS HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In Thousands, Except Share and per Share Data) (unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cost of revenue	$3,309	$3,309
Sales and marketing	3,543	3,543
General and administrative	305	305
Total	$7,157	$7,157

Estimated intangible amortization expense on an annual basis for the succeeding five years is as follows:

For the year ending December 31,	Amount
2012 (remainder)	$18,604
2013	23,335
2014	23,335
2015	23,335
2016	23,335
Thereafter	13,132
Total	$125,076

5. Fixed Assets

Fixed assets consisted of the following at:

	March 31,	December 31,
	2012	2011

Computer and office equipment and software	$21,980	$21,586
Furniture and fixtures	1,504	1,515
Leasehold improvements	1,965	1,939
Total fixed assets	25,449	25,040
Less: Accumulated depreciation and amortization	(18,538)	(17,405)
Fixed assets, net	$6,911	$7,635

The Company holds fixed assets in four locations: the United States, the United Kingdom, Germany and Brazil. No country outside of the United States holds greater than 10% of the Company’s total fixed assets. Depreciation expense relating to fixed assets for the three months ended March 31, 2012 was $1,125 compared to $1,466 for the three months ended March 31, 2011.

INTRALINKS HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In Thousands, Except Share and per Share Data) (unaudited)

6. Capitalized Software

Capitalized software consisted of the following at:

	March 31,	December 31,
	2012	2011

Capitalized software	$70,921	$65,152
Less: Accumulated amortization	(38,019)	(34,865)
Capitalize software, net	$32,902	$30,287

Amortization expense of capitalized software for the three months ended March 31, 2012 was $3,154, compared to $3,483 for the three months ended March 31, 2011.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at:

	March 31,	December 31,
	2012	2011

Sales commissions and bonuses	$7,271	$8,664
Interest rate swap	753	1,455
Current portion of long-term debt	1,191	1,191
Professional fees	1,572	1,663
Deferred rent	294	235
Accrued vacation	1,218	395
Other accrued expenses	8,051	6,243
Total accrued expenses and other current liabilities	$20,350	$19,846

8. Income Taxes

The Company’s effective tax rate for the three-month period ended March 31, 2012 was 17.95%.  It differs from the U.S. Federal statutory tax rate due primarily to stock-based compensation expenses for incentive stock options (ISOs) and the Employee Stock Purchase Plan (ESPP), foreign taxes and state and local taxes, partially offset by state research and development tax credits and discrete tax benefits from prior year ISO disqualifications.

The Company’s effective tax rate for the three-month period ended March 31, 2011 was 117.57%.  It differs from the U.S. Federal statutory tax rate due primarily to stock-based compensation expenses for ISOs and the ESPP, foreign taxes and state and local taxes, partially offset by U.S. Federal and state research and development tax credits and disqualifying dispositions of ISOs and ESPP stock.

The Company is currently undergoing an audit by the U.S. Internal Revenue Service (“IRS”) of its U.S. Federal income tax returns for the years ended December 31, 2006 through 2009.  At this time, the Company does not expect the results of the income tax audit to have a material impact on the Company's financial statements.

Unrecognized tax benefits totaled $3,209 and $3,161 at March 31, 2012 and December 31, 2011, respectively.  Management does not expect that the balance of unrecognized tax benefits will significantly increase or decrease over the next twelve months.

The Company’s tax reserves for uncertain tax positions, including interest and penalties of $118, are included within “Other long term liabilities” on the March 31, 2012 consolidated balance sheet.

INTRALINKS HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In Thousands, Except Share and per Share Data) (unaudited)

9. Debt

Long-term debt consisted of the following at:

	March 31,	December 31,
	2012	2011

First Lien Credit Agreement (“First Lien Credit Facility”)	$91,334	$91,580
Other financing arrangements	665	775
Less: current portion (First Lien Credit Facility)	(982)	(982)
Less: current portion (Other financing arrangements)	(209)	(209)
Total long-term debt	$90,808	$91,164

Based on available market information, the estimated fair value of the Company’s First Lien Credit Facility was approximately $91,334 and $90,082 as of March 31, 2012 and December 31, 2011, respectively. These fair value measurements were determined using Level 2 observable inputs, as defined in Note 3. The estimated fair value of the Company’s Other financing arrangements approximates the carrying value at each reporting period.

First Lien Credit Facility

The First Lien Credit Facility provides for term loans in the aggregate principal amount of $135,000. Each principal payment is due on the last day of each quarter, which commenced on September 30, 2007 with the balance due in a final installment on June 15, 2014. Additionally, the First Lien Credit Facility includes a requirement for mandatory prepayments based on annual excess free cash flow. Term loans under the First Lien Credit Agreement, as amended, bear interest at the higher of the Eurodollar Rate (as defined in the credit agreement) or 1.5%, plus 4.25% per annum. At March 31, 2012 the interest rate on the First Lien Credit Facility was 5.75%.

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

The First Lien Credit Facility limits annual consolidated capital expenditures, including amounts related to capitalized software, and restricts the ability to borrow against the revolving line of credit if a consolidated EBITDA ratio is not achieved. The agreement also contains other positive and negative covenants. The Company was in compliance with these covenants as of March 31, 2012 and December 31, 2011, respectively.

The First Lien Credit Facility also provides for a $15,000 revolving line of credit, of which $12,912 was unused as of March 31, 2012. At March 31, 2012, $2,088 was reserved for standby letters of credit; $1,288 for operating lease agreements related to the Company’s various office locations and $800 related to the Company’s corporate charge card utilized by executives and certain other employees. The interest rate on the unutilized portion of the revolving line of credit is 0.5% annually.

The current portion of the First Lien Credit Facility reflects the quarterly mandatory principal payments of approximately $246 due in the following year. Current portion of the First Lien Credit Facility aggregated to $982 at March 31, 2012.

The First Lien Credit Facility is secured by security interests and liens against all of the Company’s assets, including a pledge of 100% of the equity interests in its domestic subsidiaries and an obligation to pledge 65% of the equity interests in its direct foreign subsidiaries.

INTRALINKS HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In Thousands, Except Share and per Share Data) (unaudited)

Financing Costs

Financing costs resulting from the original debt issuance, as well as the amendment to the First Lien Credit Agreement, were deferred when incurred and are being amortized over the remaining term of the loan using the effective interest method. Amortization of deferred financing costs during the three months ended March 31, 2012 was $191 compared to $367 for the three months ended March 31, 2011.

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

The following table summarizes the interest expense incurred on long-term debt:

	Three Months Ended
	March 31,
	2012	2011
First Lien Credit Facility	$1,371	$1,872
Interest Rate Swap (see below)	755	1,122
Other financing arrangements	4	-
Total interest expense on long-term debt	$2,130	$2,994

10. Derivative Financial Instrument

Interest Rate Swap Transaction

For the periods presented, the Company recorded the fair value of the interest rate swap liability as follows:

	March 31,	December 31,
	2012	2011

Interest rate swap liability	$753	$1,455
Less: current portion as recorded within "Accrued expenses and other current liabilities" (See Note 7)	(753)	(1,455)
Total long-term liability as recorded within "Other long-term liabilities"	$ ―	$ ―

On July 19, 2007, the Company entered into an interest rate swap agreement that fixed the interest rate at 5.43% on a beginning notional amount of $170,000. The notional amount amortizes over a period ending June 30, 2012. At March 31, 2012, the notional amount of $60,000 covered approximately 66% of the Company’s variable rate debt on the First Lien Credit Facility.

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

The fair value of the interest rate swap is measured each reporting period and includes a credit valuation adjustment that reflects consideration of the Company’s credit risk, since the interest rate swap is in a liability position. Valuations may fluctuate considerably from period-to-period due to volatility in underlying interest rates, which is driven by market conditions and the duration of the swap. The Company recorded $6 and $23 in credit valuation adjustments during the three months ended March 31, 2012 and the year ended December 31, 2011, respectively. The value of the interest rate swap represents the estimated amount the Company would receive (or pay) to terminate the agreement at the respective measurement date.

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

The effects of derivative instruments on the consolidated statements of operations were as follows for the periods presented (amounts presented excluded an income tax effects):

	Three Months Ended
	March 31,
	2012	2011
Location:
Other expense (income), net	$(703)	$(974)

11. Employee Stock Plans

The Company maintains several share-based compensation plans which are more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Total stock-based compensation expense related to all of the Company’s stock awards was included in various operating expense categories for the periods included below, as follows:

	Three Months Ended
	March 31,
	2012	2011
Cost of revenue	$108	$71
Product development	342	396
Sales and marketing	343	449
General and administrative	552	1,056
Total	$1,345	$1,972

The following table summarizes the weighted average values of the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the period presented:

	Three Months Ended
	March 31,
	2012	2011
Expected volatility	59.3%	58.3%
Expected life of option	6.17 Years	6.17 Years
Risk free interest rate	1.04%	2.60%
Expected dividend yield	0.0%	0.0%

INTRALINKS HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In Thousands, Except Share and per Share Data) (unaudited)

The following table summarizes stock option activity for the three months ended March 31, 2012:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	4,817,748	$10.15
Granted	90,000	7.25
Exercised	(2,803)	2.67
Forfeited	(602,401)	21.31
Outstanding at March 31, 2012	4,302,544	$8.53

At March 31, 2012, the aggregate intrinsic value of stock options outstanding and exercisable was $2,703 and $2,443, respectively. At March 31, 2011, the aggregate intrinsic value of stock options outstanding and exercisable was $48,308 and $17,650, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the calculated fair value of such awards as of each respective period-end date.

The following table summarizes non-vested stock option activity for the three months ended March 31, 2012:

	Shares	Weighted Average Grant Date Fair Value
Non-vested options outstanding at December 31, 2011	3,710,813	$6.88
Granted	90,000	4.01
Vested	(426,408)	5.79
Forfeited	(563,838)	12.67
Non-vested options outstanding at March 31, 2012	2,810,567	$5.41

At March 31, 2012 and 2011, there was $13,591 and $20,810, respectively, of total unrecognized compensation cost related to non-vested stock options, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 3.5 and 3.6 years, respectively. Stock-based compensation expense for the Company’s stock options granted under the 2007 Stock Option and Grant Plan and 2010 Equity Incentive Plan was $514 and $1,328 during the three months ended March 31, 2012 and 2011, respectively.

Restricted Stock Awards (“RSAs”)

Information concerning RSAs outstanding under the 2010 Equity Incentive Plan is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at December 31, 2011	72,985	$11.52
Granted	500,000	4.24
Vested and exchanged for Common Stock	(26,071)	12.74
Non-vested shares at March 31, 2012	546,914	$4.81

The aggregate intrinsic value of RSAs outstanding at March 31, 2012 and 2011 was $2,893 and $8,560, respectively.  The intrinsic value for RSAs is calculated based on the market price of the Company’s stock as of each period-end date.

At March 31, 2012 and 2011, there was $2,358 and $456, respectively, of total unrecognized compensation cost related to non-vested RSAs, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.8 and 0.6 years, respectively. Stock-based compensation expense for the Company’s RSAs granted under the 2007 Stock Option and Grant Plan and the 2010 Equity Incentive Plan was $337 and $199 for the three months ended March 31, 2012 and 2011, respectively.

INTRALINKS HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In Thousands, Except Share and per Share Data) (unaudited)

On February 1, 2012, the Company granted 500,000 restricted shares of Common Stock to its new CEO, Ronald W. Hovsepian, pursuant to his employment agreement. Vesting of this award is based upon the achievement of specified stock performance and service thresholds. The Company performed a Monte-Carlo simulation to calculate the award’s fair value of $2,120 and derived a service period of 3.8 years. The assumptions used to perform the Monte-Carlo simulation were consistent with those utilized in the Company’s Black-Scholes valuations for stock options, specifically; expected volatility of 60.32%, risk-free interest rate of return of 0.72% and a dividend yield of 0.0%. During the first quarter of 2012 the Company incurred $124 of stock-based compensation expense related to this award.

Restricted Stock Units (“RSUs”)

The following table summarizes RSU activity for the three months ended March 31, 2012:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at December 31, 2011	222,774	$16.42
Granted	45,000	7.25
Vested and issued	(15,357)	21.14
Forfeited	(15,674)	7.66
Non-vested shares at March 31, 2012	236,743	$14.95

The aggregate intrinsic value of RSUs outstanding at March 31, 2012 and 2011 was $1,252 and $2,674, respectively. The intrinsic value for RSUs is calculated based on the closing market price of the Company’s stock as of each period-end date.

At March 31, 2012 and 2011, there was $2,446 and $1,631, respectively, of total unrecognized compensation cost related to non-vested RSUs, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 3.6 and 3.9 years, respectively. Stock based compensation for RSUs granted under the 2010 Equity Incentive Plan was $417and $142 during the three months ended March 31, 2012 and 2011, respectively.

Modification of Awards

During the three months ended March 31, 2012, pursuant to separation agreements for two individuals, the Company extended the vesting terms for certain outstanding equity awards beyond the individuals’ separation dates, resulting in modification of the awards for accounting purposes. As a result of the extended vesting terms and remeasurement of the modified awards, the Company recorded an additional $675 in stock-based compensation costs during the three months ended March 31, 2012. In addition, during the three months ended March 31, 2012, the Company reversed $1,358 of compensation costs expensed in prior periods related to the forfeiture of unvested options by the two individuals previously referenced. During the three months ended March 31, 2011, no equity awards were modified.

2010 Employee Stock Purchase Plan (“ESPP”)

During the three months ended March 31, 2012, 54,888 shares were issued under the ESPP, at a price of $4.50 per share, which represented 85% of the market price of the common stock on March 30, 2012, the exercise date, which was lower than the market price of the common stock on January 3, 2012, the offering date.

During the three months ended March 31, 2011, 24,753 shares were issued under the ESPP, at a price of $16.73 per share, which represented 85% of the market price of the common stock on January 3, 2011, the offering date, which was lower than the market price of the common stock on March 31, 2011, the exercise date.

For the three months ended March 31, 2012 and 2011, the weighted average grant-date fair value of ESPP rights arising from elections made by ESPP participants was $1.65 and $4.61, respectively. The fair value of ESPP rights that vested during the three months ended March 31, 2012 and 2011 was $77 and $303, respectively.

INTRALINKS HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In Thousands, Except Share and per Share Data) (unaudited)

The fair value for the ESPP rights was estimated using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2012	2011
Expected volatility	59.5%	42.1%
Expected life	0.24 Years	0.25 Years
Risk free interest rate	0.02%	0.12%
Expected dividend yield	0.0%	0.0%

At March 31, 2012 and 2011, there were no outstanding ESPP rights, due to the exercise date of the offering period being the same date as the end of the fiscal quarter. Therefore, the aggregate intrinsic value of ESPP outstanding at March 31, 2012 and 2011 was $0. Additionally, as of March 31, 2012 and 2011, there was no unrecognized compensation cost related to non-vested ESPP rights, as all of the ESPP rights were vested at March 31, 2012 and 2011. Stock-based compensation expense related to the Company’s 2010 ESPP for the three months ended March 31, 2012 and 2011 was $77 and $303, respectively.

12. Net (Loss) Income per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the period, excluding the dilutive effects of common stock equivalents. Common stock equivalents include stock options, unvested RSUs and unvested RSUs. Diluted net (loss) income per share includes the dilutive effect of stock options, restricted RSAs and RSUs, under the treasury stock method.

INTRALINKS HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In Thousands, Except Share and per Share Data) (unaudited)

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net (loss) income per common share:

	Three Months Ended
	March 31,
	2012	2011

Numerator:
Net (loss) income	$(5,584)	$483
Denominator:
Basic shares:
Weighted-average common shares outstanding	54,191,872	51,949,171
Diluted shares:
Weighted-average shares used to compute basic net (loss) income per share	54,191,872	51,949,171
Effect of potentially dilutive securities:
Options to purchase Common Stock	-	1,476,153
Unvested shares of restricted stock awards	-	286,133

Weighted-average shares used to compute diluted net income per share	54,191,872	53,711,457

Net (loss) income per share:
Basic	$(0.10)	$0.01
Diluted	$(0.10)	$0.01

The following outstanding options, unvested RSAs and RSUs were excluded from the computation of diluted net income (loss) per share for the periods presented as their effect would have been antidilutive:

	Three Months Ended
	March 31,
	2012	2011
Options to purchase Common Stock	4,302,544	550,674
Unvested RSAs	546,914	-
Unvested RSUs	236,743	-

13. Related Party Transactions

On April 27, 2011, the Company’s Board of Directors elected J. Chris Scalet as a Class I director of the Company.  Mr. Scalet is currently Executive Vice President, Global Services and Chief Information Officer of Merck & Co., Inc. (“Merck”), a global research-driven pharmaceutical company.  Affiliates of Merck are customers of the Company in the ordinary course of business.  Revenue generated from Merck and its affiliates for the three months ended March 31, 2012 totaled approximately $656.  At March 31, 2012 amounts due from Merck and its affiliates totaled approximately $267.

INTRALINKS HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In Thousands, Except Share and per Share Data) (unaudited)

14. Commitments and Contingencies

Legal Proceedings

In the ordinary course of business, the Company and its subsidiaries are subject to various claims, charges, disputes, litigation and regulatory inquiries and investigations. These matters, if resolved adversely against the Company, may result in monetary damages, fines and penalties or require changes in business practices. The Company is not currently aware of any pending or threatened material claims, charges, disputes, litigation and regulatory inquiries and investigations except as follows:

1934 Exchange Act Class Action.  On December 5, 2011, the Company became aware of a purported class action lawsuit filed in the U.S. District Court for the Southern District of New York (the “SDNY” or the “Court”) against the Company and certain of its current and former executive officers. The complaint (the “Wallace Complaint”) alleges that the defendants made false and misleading statements or omissions in violation of the Securities Exchange Act of 1934. The plaintiff seeks unspecified compensatory damages for the purported class of purchasers of the Company’s common stock during the period from February 17, 2011 through November 10, 2011 (the “Allegation Period”). On December 27, 2011, a second purported class action complaint (the “Thaler Complaint”), which makes substantially the same claims as, and is related to, the Wallace Complaint, was filed in the SDNY against the Company and certain of its current and former executive officers seeking similar unspecified compensatory damages for the Allegation Period. On April 3, 2012, the Court consolidated the actions and appointed Plumbers and Pipefitters National Pension Fund as lead plaintiff, and also appointed lead counsel in the consolidated action (“Consolidated Class Action”). On April 11, 2012, the Court approved the parties’ stipulation requiring the lead plaintiff to file an amended complaint by June 4, 2012 and requiring the defendants to move, answer or otherwise respond to the amended complaint by July 20, 2012. If the defendants move to dismiss the action, it will be fully briefed by September 28, 2012. The Company believes these claims are without merit and intends to defend these lawsuits vigorously.

Shareholder Derivative Actions.  On December 28, 2011, a shareholder derivative complaint was filed in the SDNY against the Company and certain of its current and former directors. The complaint (the “Dixon Complaint” or the “Dixon Action”) alleges that the defendants breached their fiduciary duties by causing the Company to issue materially false and misleading statements about the Company’s business prospects, financial condition and performance during the same Allegation Period alleged in the Wallace Complaint and the Thaler Complaint. On April 16, 2012, the Court approved the parties’ stipulation agreeing to stay all proceedings in the Dixon Action, including discovery, until the Court renders a decision on the defendants' anticipated motion to dismiss the Consolidated Class Action.  On April 16, 2012, a second shareholder derivative complaint (the “Horbal Complaint” or the “Horbal Action”) was filed in the Supreme Court of the State of New York in New York County (“New York State Court”) against the Company and certain of its current and former directors and officers. The Horbal Complaint, which alleges that the defendants breached their fiduciary duties by causing the Company to issue materially false and misleading statements about its business operations and financial condition during the Allegation Period, makes substantially the same claims as, and is related to, the Dixon Complaint, except that it alleges violations of state law. On April 24, 2012, the defendants removed the Horbal Action to the SDNY, and on May 7, 2012, it was assigned to the same judge in the Dixon Action. The Company believes these claims are without merit and intends to defend these lawsuits vigorously.

1933 Securities Act Class Action. On May 1, 2012, the Company became aware of a purported class action complaint (the “Iron Workers Complaint” or “Iron Workers Action”) filed in the Supreme Court of the State of New York in New York County against the Company, certain of the Company’s current and former directors and officers, and the underwriters for the Company’s April 6, 2011 public offering of common stock (the “Offering”). The Iron Workers Complaint alleges, among other things, that the registration statement for the Offering contained false and misleading statements about the Company’s business, operations and management in violation of the Securities Act of 1933. The Iron Workers Complaint makes substantially the same allegations as, and is related to, the Wallace Complaint, except that the purported class is limited to those who purchased securities in the Offering. On May 9, 2012, the Company removed the Iron Workers Action to the SDNY and requested that it be assigned to the same judge as in the Consolidated Class Action. The Company believes these claims are without merit and intends to defend these lawsuits vigorously.

SEC Investigation.  On August 4, 2011, the Company received a subpoena from the United States Securities and Exchange Commission (the “SEC”) requesting certain documents related to its business from January 1, 2011 through August 4, 2011. The Company has produced a number of documents to the SEC and continues to cooperate with the SEC.

15. Subsequent Events

On April 6, 2012, the Company entered into Amendment No. 3 (the “Third Amendment”) to the First Lien Credit Facility. The Third Amendment amends certain provisions of the First Lien Credit Facility to, among other things, increase the capital expenditures limit from $21,000 to $35,000 per year, through the remainder of the term. As provided for in the Third Amendment, the Company prepaid $15,000 of the outstanding balance on the First Lien Credit Facility, and agreed to pay an amendment fee to the consenting lenders of $106. This amendment fee will be deferred and amortized over the remaining term of the loan, using the effective interest method. The Company also paid an arrangement fee of $47 to Deutsche Bank Securities, Inc., as the agent in this transaction. The arrangement fee will be expensed in the period that it was incurred.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as well as our reports on Form 8-K and other publicly available information. Amounts in tabular format are presented in thousands, except per share data, or otherwise indicated.

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

At our founding in 1996, we introduced cloud-based collaboration for the debt capital markets industry and, shortly thereafter, extended our solutions to merger and acquisition transactions. Today, we service enterprise and governmental agencies in over 57 countries across a variety of industries, including financial services, pharmaceutical, biotechnology, consumer, energy, industrial, legal, insurance, real estate and technology, which use our solutions for the secure management and online exchange of information within and among organizations. Across all of our principal markets, we help transform a wide range of slow, expensive and information-intensive tasks into streamlined, efficient and real-time business processes.

We deliver our solutions entirely through a multi-tenant SaaS architecture in which a single instance of our software serves all of our customers. We sell our solutions directly through an internal sales team with industry-specific expertise, and indirectly through a customer referral network and channel partners. During the quarter ended March 31, 2012, we generated $50.8 million in revenue, of which approximately 40% was derived from international sales across 57 countries.

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

	Three Months Ended
	March 31,
	2012	2011
Results of Operations Data:
Revenue	$50,785	$52,407
Non-GAAP Gross margin	76.2%	80.5%
Non-GAAP adjusted operating income	$2,785	$10,836
Non-GAAP adjusted net income	$1,052	$6,094
Non-GAAP adjusted EBITDA	$7,064	$15,785
Non-GAAP adjusted EBITDA margin	13.9%	30.1%

Consolidated Balance Sheet Data:
Deferred revenue at March 31,	$39,032	$35,239

Cash Flows Data:
Cash flows provided by operations	$1,529	$5,316
Free cash flow	$(4,642)	$(143)

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

Management defines its non-GAAP financial measures as follows:

•	Non-GAAP gross margin represents the corresponding GAAP measure adjusted to exclude (1) stock-based compensation expense and (2) amortization of intangible assets.

•	Non-GAAP adjusted operating income represents the corresponding GAAP measure adjusted to exclude (1) stock-based compensation expense, (2) amortization of intangible assets and (3) costs related to public stock offerings.

•	Non-GAAP adjusted net income represents the corresponding GAAP measure adjusted to exclude (1) stock-based compensation expense, (2) amortization of intangible assets and (3) costs related to public stock offerings. Non-GAAP adjusted net income is calculated using an estimated long-term effective tax rate.

•	Non-GAAP adjusted EBITDA represents net (loss) income adjusted to exclude (1) interest expense, (2) income tax provision (benefit), (3) depreciation and amortization, (4) amortization of intangible assets, (5) stock-based compensation expense, (6) amortization of debt issuance costs, (7) other income, net and (8) costs related to public stock offerings.

•	Non-GAAP adjusted EBITDA margin represents adjusted EBITDA as a percentage of revenue.

•	Free cash flow represents cash flow from operations less capital expenditures.

Management believes that these non-GAAP financial measures, when viewed with our results under U.S. GAAP and the accompanying reconciliations, provide useful information about our period-over-period growth as well as additional information that is useful for evaluating our operating performance. Additionally, management believes that these non-GAAP financial measures provide a more meaningful comparison of our operating results against those of other companies in our industry, as well as on a period-to-period basis, because these measures exclude items that are not representative of our operating performance, such as amortization of intangible assets, interest expense and fair value adjustments to the interest rate swap. Management believes that including these costs in our results of operations causes a lack of comparability between our operating results and those of our peers in the industry, the majority of which are not highly leveraged and do not have comparable amortization costs related to intangible assets. However, non-GAAP gross margin, non-GAAP adjusted operating income, non-GAAP adjusted net income, non-GAAP adjusted EBITDA and EBITDA margin, and free cash flow are not measures of financial performance under U.S. GAAP and, accordingly, should not be considered as alternatives to gross margin, operating income, net income (loss), and cash flows provided by operations as indicators of operating performance.

The table below provides reconciliations between the non-GAAP financial measures discussed above to the comparable U.S. GAAP measures:

	Three Months Ended
	March 31,
	2012	2011
Gross profit	$35,280	$38,791
Gross margin	69.5%	74.0%
Cost of revenue - stock-based compensation expense	108	71
Cost of revenue - amortization of intangible assets	3,309	3,309
Non-GAAP Gross profit	$38,697	$42,171
Non-GAAP Gross margin	76.2%	80.5%

(Loss) income from operations	$(5,717)	$1,653
Stock-based compensation expense	1,345	1,972
Amortization of intangible assets	7,157	7,157
Costs related to public stock offerings	―	54
Non-GAAP adjusted operating income	$2,785	$10,836

Net (loss) income before income tax	$(6,806)	$222
Stock - based compensation expense	1,345	1,972
Amortization of intangible assets	7,157	7,157
Costs related to public stock offerings	―	54
Non-GAAP adjusted net income before tax	1,696	9,405
Non-GAAP Income tax provision	644	3,311
Non-GAAP adjusted net income	$1,052	$6,094

Net (loss) income	$(5,584)	$483
Interest expense	2,136	2,994
Income tax benefit	(1,222)	(261)
Depreciation and amortization	4,279	4,949
Amortization of intangible assets	7,157	7,157
Stock-based compensation expense	1,345	1,972
Amortization of debt issuance costs	191	367
Other income, net(1)	(1,238)	(1,930)
Costs related to public stock offerings	―	54
Non-GAAP adjusted EBITDA	$7,064	$15,785
Non-GAAP adjusted EBITDA margin	13.9%	30.1%

Cash flow provided by operations	$1,529	$5,316
Capital expenditures	(6,171)	(5,459)
Free cash flow	$(4,642)	$(143)

(1)	“Other income, net” primarily includes foreign currency transaction gains and losses and fair value adjustments to our interest rate swap.

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

During the three months ended March 31, 2012, there were no material changes to our significant accounting policies from those contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Recently Adopted Accounting Pronouncements

On May 12, 2011, the Financial Accounting Standards Board (“FASB”) issued revised authoritative guidance covering fair value measurements and disclosures. The amended guidance include provisions for (1) the application of concepts of “highest and best use” and “valuation premises”, (2) an option to measure groups of offsetting assets and liabilities on a net basis, (3) incorporation of certain premiums and discounts in fair value measurements, and (4) measurement of the fair value of certain instruments classified in shareholders’ equity. The revised guidance is effective for interim and annual periods beginning after December 15, 2011. We adopted this authoritative guidance effective January 1, 2012. The adoption of this authoritative guidance had no material impact on our consolidated financial statements.

On June 16, 2011 the FASB issued revised authoritative guidance covering Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements. The revised guidance removes the presentation options in the former guidance and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income, or two separate but consecutive statements. The revised authoritative guidance does not change the items that must be reported in other comprehensive income. The revised guidance is effective for interim and fiscal years beginning after December 15, 2011. We adopted this authoritative guidance effective January 1, 2012, and have included the presentation of comprehensive (loss) income in a separate statement that immediately follows the Consolidated Statements of Operations in this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth consolidated statements of operations data for each of the periods indicated as a percentage of total revenues.

	Three Months Ended
	March 31,
	2012	2011
Revenue:
Enterprise	45.8%	45.9%
M&A	39.3%	38.9%
DCM	14.9%	15.2%
Total revenue	100.0%	100.0%
Cost of revenue	30.5%	26.0%
Gross profit	69.5%	74.0%
Operating expenses:
Product development	8.7%	11.6%
Sales and marketing	48.0%	40.5%
General and administrative	24.0%	18.7%
Total operating expenses	80.7%	70.9%
(Loss) income from operations	(11.3)%	3.2%
Interest expense	4.2%	5.7%
Amortization of debt issuance costs	0.4%	0.7%
Other income, net	(2.4)%	(3.7)%
Net (loss) income before income tax	(13.4)%	0.4%
Income tax benefit	(2.4)%	(0.5)%
Net (loss) income	(11.0)%	0.9%

Comparison of the Three Months Ended March 31, 2012 and 2011

Revenue

Revenue decreased to $50.8 million for the three months ended March 31, 2012, from $52.4 million for the three months ended March 31, 2011. The following table sets forth revenues by our principal markets, Enterprise, Mergers and Acquisitions (“M&A”) and Debt Capital Markets (“DCM”), for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, the percentage increase or decrease between those periods, and the percentage of total revenue that each principal market represented for those periods:

					% Revenue
	Three Months Ended				Three Months Ended
	March 31,				March 31,
	2012	2011	(Decrease)	% (Decrease)	2012	2011
Enterprise	$23,261	$24,044	$(783)	(3.3)%	45.8%	45.9%
M&A	19,977	20,383	(406)	(2.0)%	39.3%	38.9%
DCM	7,547	7,980	(433)	(5.4)%	14.9%	15.2%
Total revenue	$50,785	$52,407	$(1,622)	(3.1)%	100.0%	100.0%

Enterprise – The results for the three months ended March 31, 2012 reflect a decrease in Enterprise revenue of $0.8 million or 3.3%, as compared to the three months ended March 31, 2011.   The decrease in Enterprise revenue for the three month period, as compared to the prior year period, was primarily driven by a reduced level of utilization by one significant Enterprise customer.  This decrease was partially offset by revenues attributable to a net increase in our customer base.

M&A – The results for the three months ended March 31, 2012 reflect a decrease in M&A revenue of $0.4 million, or 2.0%, as compared to the three months ended March 31, 2011.   Despite global market share gains, the decrease in M&A revenue, during the three month period, as compared to the prior year period, was primarily driven by differences in the timing, phasing and size of deals during the respective comparable periods.

DCM – The results for the three months ended March 31, 2012 reflect a decrease in DCM revenue of $0.4 million, or 5.4%, as compared to the three months ended March 31, 2011. The results for the current period largely reflect the impact of a lower customer base compared to the prior year period.

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

Cost of Revenue and Gross Margin

The following table presents cost of revenue, gross profit and gross margin for the three months ended March 31, 2012, compared to the three months ended March 31, 2011:

	Three Months Ended
	March 31,		Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
Cost of revenue	$15,505	$13,616	$1,889	13.9%
Gross profit	35,280	38,791	(3,511)	(9.1)%
Gross margin	69.5%	74.0%	(4.5)%

The results for the three months ended March 31, 2012 reflect an increase in cost of revenue of $1.9 million, or 13.9%, as compared to the three months ended March 31, 2011. The increase in cost of revenue for the three month period, as compared to the prior year period, was attributed primarily to (i) a $1.2 million increase in headcount-related expenses, primarily salaries for additional personnel, which is in line with the investment strategy of our business, (ii) a $0.4 million increase in hosting costs to support expanded data capacity, and (iii) a $0.2 million increase in rent and communications costs due to the expansion of our research and development headquarters in Charlestown Massachusetts to support our growing employee base. Cost of revenue as a percentage of revenue was 30.5% for the three months ended March 31, 2012, compared to 26.0% for the three months ended March 31, 2011, driving gross margin to decrease by 4.5 percentage points for the three months ended March 31, 2012.

Operating Expenses

Total operating expenses for the three months ended March 31, 2012 increased by approximately $3.9 million, or 10.4%, as compared to the three months ended March 31, 2011.

The following table presents the components of operating expenses for the three months ended March 31, 2012 compared to the three months ended March 31, 2011:

	Three Months Ended
	March 31,		Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
Product development	$4,440	$6,069	$(1,629)	(26.8)%
Sales and marketing	24,392	21,243	3,149	14.8%
General and administrative	12,165	9,826	2,339	23.8%
Total operating expenses	$40,997	$37,138	$3,859	10.4%

Product Development – The results for the three months ended March 31, 2012 reflect a 26.8% decrease in product development expense of $1.6 million, as compared to the three months ended March 31, 2011. The decrease in product development expense during the three month period was primarily driven by the capitalization of $1.4 million of development expense on our existing platform, offset by the commencement of development activities for new initiatives. Product development expense as a percentage of revenue was 8.7% for the three months ended March 31, 2012 compared to 11.6% for the three months ended March 31, 2011.

Total product development costs comprise both capitalized software and product development expense.

	Three Months Ended
	March 31,		Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
Capitalized software	$5,769	$3,838	$1,931	50.3%
Product development expense	4,440	6,069	(1,629)	(26.8)%
Total product development costs	$10,209	$9,907	$302	3.0%

For the three months ended March 31, 2012, product development costs totaled $10.2 million, consisting of $5.8 million of capitalized software related to product development enhancements and $4.4 million in product development expense.  For the three months ended March 31, 2011, product development costs totaled $9.9 million, consisting of $6.1 million of capitalized software related to product development enhancements and $3.8 million of product development expense. For the three month period, as compared to the prior year period, total product development costs increased by $0.3 million, generally flat compared to the prior year period. Total product development costs as a percentage of revenue was 20.1% for the three months ended March 31, 2012, compared to 18.9% for the three months ended March 31, 2011.

Sales and Marketing – The results for the three months ended March 31, 2012 reflect an increase in sales and marketing expense of $3.1 million, or 14.8%, as compared to the three months ended March 31, 2011. The increase in sales and marketing expense for the three month period, as compared to the prior year period, was primarily driven by an increase of (i) $1.7 million in headcount-related expenses, primarily salaries, bonus and benefits, reflecting additional sales and marketing personnel, (ii) $0.8 million related to marketing programs and initiatives tied to brand awareness, and (iii) $0.4 million related to rent, communications and software licenses to support the increase in additional sales and marketing employees.  Sales and marketing expense as a percentage of revenue was 48.0% for the three months ended March 31, 2012 compared to 40.5% for the three months ended March 31, 2011.

General and Administrative – The results for the three months ended March 31, 2012 reflect an increase in general and administrative expense of $2.3 million, or 23.8%, as compared to the three months ended March 31, 2011. The increase in general and administrative expense for the three month period, as compared to the prior year period, was primarily driven by (i) an increase of $1.2 million in headcount-related expenses, primarily salaries, bonus, and benefits reflecting additional headcount necessary to support the growth strategy of our business and our public company status, (ii) $0.6 million in severance benefits for two former executives that separated from the Company during the three months ended March 31, 2012, and (iii) an increase of $0.9 million in companywide internal software license and maintenance costs driven by system improvements and additional licenses to accommodate increased headcount. These increases were partially offset by a net decrease of $0.5 million in stock-based compensation costs, primarily driven by the forfeiture of equity awards granted to the executives noted above who separated from the company during the three months ended March 31, 2012. General and administrative expense as a percentage of revenue was 24.0% for the three months ended March 31, 2012 compared to 18.7% for the three months ended March 31, 2011.

Non-Operating Expenses

The following table presents the components of non-operating expenses for the three months ended March 31, 2012 compared to the three months ended March 31, 2011:

	Three Months Ended March 31,
	2012	2011	(Decrease)	% (Decrease)
Interest expense	$2,136	$2,994	$(858)	(28.7)%
Amortization of debt issuance costs	$191	$367	$(176)	(48.0)%
Other income, net	$(1,238)	$(1,930)	$(692)	(35.9)%

Interest Expense

Interest expense for the three months ended March 31, 2012 decreased by $0.9 million, or 28.7%, compared to the three months ended March 31, 2011.  The decrease was primarily driven by the use of our net proceeds received from our follow-on public stock offering in April 2011, to repay $34.6 million of our outstanding debt on our First Lien Credit Facility. Additionally, the decrease was a result of the notional amount on our interest rate swap decreasing to $60.0 million as of March 31, 2012, compared to $90.0 million as of March 31, 2011. Interest expense represented 4.2% and 5.7% of total revenue for the three months ended March 31, 2012 and 2011, respectively.

Amortization of Debt Issuance Costs

Amortization of debt issuance costs for the three months ended March 31, 2012 decreased by $0.2 million, or 48.0%, as compared to the prior year three month period. The decrease was driven by the amortization of certain debt issuance costs related to the proportionate amounts of debt that were repaid during the year ended December 31, 2011. Amortization of debt issuance costs represented 0.4% and 0.7% of total revenue for the three months ended March 31, 2012 and 2011, respectively.

Other Income, Net

The major components of “Other income, net” are fair value adjustments to our interest rate swap and foreign currency transaction gains and losses. Other income, net for the three months ended March 31, 2012 was $1.2 million, primarily driven by a decrease of $0.7 million in the fair value of our interest rate swap liability and $0.5 million in foreign currency transaction gains. Other income, net for the three months ended March 31, 2011 was $1.4 million, primarily driven by the decrease of $1.0 million in the fair value of our interest rate swap liability and $0.4 million in foreign currency transaction gains.

Income Tax Benefit

Our effective tax rate for the three month period ended March 31, 2012 of 17.95% differs from the U.S Federal statutory tax rate primarily due to stock-based compensation expenses for ISOs and the ESPP, foreign taxes and state and local taxes, partially offset by state research and development tax credits and discrete tax benefits from prior year ISO disqualifications.

For the three-month period ended March 31, 2011, our effective tax rate of 117.57% differs from the U.S Federal statutory tax rate primarily due to stock-based compensation expenses for ISOs and the ESPP, foreign taxes and state and local taxes, partially offset by U.S. Federal and state research and development tax credits, and disqualifying dispositions of ISOs and ESPP stock.

Cash Flows

	Three Months Ended
	March 31,
	2012	2011
Cash and cash equivalents	$55,566	$51,139

Cash provided by operating activities	1,529	5,316
Cash provided by (used in) investing activities	7,329	(5,459)
Cash (used in) provided by financing activities	(140)	792
Effect of exchange rates on cash and cash equivalents	154	23
Net increase in cash and cash equivalents	$8,872	$672

Operating Activities

  Cash flows provided by operating activities during the three months ended March 31, 2012 were $1.5 million, primarily as a result of $3.2 million in cash generated by operations, partially offset by a net decrease in our operating assets and liabilities of $1.7 million. This net decrease in operating assets and liabilities primarily consisted of: (i) a $1.4 million increase in prepaid expenses and other assets primarily related to the timing of contractual and statutory obligations, and (ii) an increase of $1.6 million of accrued expenses and other liabilities driven by timing of payments, partially offset by the impact of an increase of $0.4 million in accounts receivable and $1.3 million decrease in deferred revenue, representing the cash impact of lower collections and bookings compared to the prior comparable period. Cash flows provided by operating activities during the three months ended March 31, 2012 of $1.5 million included a net loss of $6.4 million which included the impact of the following non-cash items: amortization of intangible assets of $7.2 million, depreciation and amortization of $4.3 million and non-cash stock-based compensation of $1.3 million, partially offset by an unrealized gain on the interest rate swap of $0.7 million and a change in deferred taxes of $3.1 million.

Cash flows provided by operating activities during the three months ended March 31, 2011 were $5.3 million, consisting of $13.2 million in cash generated by operations, partially offset by a net decrease in our operating assets and liabilities of $7.9 million. This net decrease in operating assets and liabilities primarily consisted of: (i) a decrease of $6.0 million of accrued expenses and other liabilities driven by timing of payments primarily related to 2010 bonuses and commissions, (ii) a $1.2 million decrease in accounts payable due to timing of payments, and (iii) a $0.8 million increase in prepaid expenses and other assets primarily related to the timing of contractual and statutory obligations. Cash flows provided by operating activities of $5.3 million included net income of $0.5 million plus the impact of non-cash items including, amortization of intangible assets of $7.2 million, depreciation and amortization of $4.9 million, $2.0 million of stock-based compensation expense, and $0.5 million in amortization of debt issuance costs, which was partially offset by a change in deferred taxes of $1.0 million and an unrealized gain on our interest rate swap of $1.0 million.

Investing Activities

Cash provided by investing activities for the three months ended March 31, 2012 was $7.3 million and primarily consisted of $13.5 million of short-term investments that matured during the during the three months ended March 31, 2012, partially offset by $6.2 million in total capital expenditures, including $5.8 million in capitalized software development costs and $0.4 million in capital expenditures for infrastructure. Cash used in investing activities during the three months ended March 31, 2011 of $5.5 million consisted of $3.8 million in capitalized software development costs and $1.6 million in capital expenditures for infrastructure.

Financing Activities

Cash flows used in financing activities for the three months ended March 31, 2012 were $0.1 million, primarily consisting of $0.4 million of debt repayments made during the three months ended March 31, 2012, which consisted of the $0.2 million mandatory quarterly debt repayment on our First Lien Credit Facility and $0.2 million of repayments on our outstanding financing arrangements, partially offset by $0.3 million of proceeds from the issuance of common stock pursuant to our ESPP and exercise of stock options.

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

The First Lien Credit Facility provided for term loans in the aggregate principal amount of $135.0 million.  Prior to June 30, 2011 each quarterly installment payment was equal to $0.3 million.  The terms of our First Lien Credit Agreement require any voluntary prepayment of our term loans to be applied on a pro rata basis to each scheduled installment of principal.  As of June 30, 2011, the quarterly installment payments decreased to $0.2 million, as result of the voluntary prepayment made in April 2011.  Each principal payment is due on the last day of each quarter, which commenced on September 30, 2007 and continues for 27 installments, with the balance due in a final installment on June 15, 2014.  Additionally, the First Lien Credit Facility includes a requirement for mandatory prepayments of 50% of our excess free cash flow as measured on an annual basis. Excess free cash flow is generally defined as our adjusted EBITDA less debt service costs, capital expenditures, current income taxes paid and any cash security deposits made in respect of leases for office space, as adjusted for changes in our working capital. In line with the terms of the First Lien Credit Agreement, an excess cash flow mandatory payment was not required for fiscal years 2010 and 2011, due to our Consolidated Leverage Ratio (as defined in the credit agreement) being less than 3.25 at December 31, 2010 and 2011.

The term loans under the First Lien Credit Agreement, as amended, bear interest at the higher of the Eurodollar Rate (as defined in the credit agreement) or 1.50% plus 4.25% per annum, which was 5.75% at March 31, 2012. Interest payments on the First Lien Credit Facility are due on the last business day of each month. The First Lien Credit Facility also provides for a $15.0 million revolving line of credit, of which $12.9 million was unused as of March 31, 2012. As of March 31, 2012, $1.3 million of the revolving line of credit was reserved for standby letters of credit for several of our operating lease agreements related to our various office locations. Additionally, $0.8 million of the revolving line of credit was reserved for a standby letter of credit related to our corporate charge card utilized by executives and certain other employees.

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

On April 6, 2012, we entered into Amendment No. 3 (the “Third Amendment”) to the First Lien Credit Facility. The Third Amendment amends certain provisions of the First Lien Credit Facility to, among other things, increase our capital expenditures limit from $21.0 million to $35.0 million per year, through the remainder of the term. As provided for in the Third Amendment, we prepaid $15.0 million of the outstanding balance on the First Lien Credit Facility, and agreed to pay an amendment fee to the consenting lenders of $0.1 million. This amendment fee will be deferred and amortized over the remaining term of the loan, using the effective interest method. We also paid an arrangement fee of $47 thousand to Deutsche Bank Securities, Inc., as the agent in this transaction. The arrangement fee will be expensed in the period that it was incurred.

Additionally, in July 2007, we entered into an interest rate swap agreement to fix the interest rate on our variable rate debt at 5.43% on a beginning notional amount of $170.0 million. The notional amount amortizes over a period ending June 30, 2012, and was $60.0 million at March 31, 2012. In March 2009, in conjunction with the elections made on the First and Second Lien Credit Facilities variable rate bases (from three-month LIBOR to one-month LIBOR, and quarterly interest payments to monthly), we amended the interest rate swap agreement to mirror the terms of the First and Second Lien Credit Facilities. The fixed rate payable on the interest rate swap was also revised from 5.43% to 5.25%, which was the rate in effect at March 31, 2012 and 2011.  The variable rate receivable is based on one-month LIBOR.

Cash paid for interest on the loans described above, during the three months ended March 31, 2012 and 2011, was $2.1 million and $3.0 million, respectively.

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

As it relates to capital expenditures, the terms of our First Lien Credit Facility limit us to consolidated capital expenditures, including amounts related to capitalized software, of $21.0 million per year, which is increased or decreased by the under or over spend, respectively, compared to the base amount from the prior year. The annual maximum capital expenditure limit may be further increased at our option, by borrowing 25% from the succeeding year. For the year ended December 31, 2011, our maximum capital expenditures limit, after considering the adjustments described above, was $24.5 million, of which $24.4 million was utilized. Additionally, as described in the previous section, the terms of the First Lien Credit Facility were amended on April 6, 2012, to increase our capital expenditure limit from $21.0 million to $35.0 million per year, through the remainder of the term.

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

We were in compliance with all of our financial and non-financial covenants as of March 31, 2012. These agreements also contain customary events of default, including, but not limited to, cross-defaults among these agreements. Although we currently expect to remain in compliance with these existing covenants, any breach of these covenants or a change in control could result in a default, and subsequent cross-defaults, under the credit agreements, which could cause all of the outstanding indebtedness to become immediately due and payable and terminate all commitments to extend further credit.

Liquidity and Capital Resources

We currently use the net cash generated from operations to fund our working capital needs and our capital expenditure requirements. Our available financing arrangements include a $15.0 million revolving line of credit, of which $12.9 million is available to us as of March 31, 2012. At March 31, 2012, we had approximately $55.6 million in cash and cash equivalents, $22.4 million in short-term investments, and $39.1 million in accounts receivable, net of allowances for doubtful accounts and credit reserves. We believe that, barring unforeseen circumstances, we have sufficient cash resources to continue operations for at least the next 12 to 24 months.

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

The credit markets continue to experience disruption that has affected some of the financial institutions with which we do business. A continued, sustained decline in the stability of these financial institutions could adversely affect our access to financing, as well as our revenue growth (due to our customer base in the M&A and DCM principal markets). Additionally, if the national or global economy or credit market conditions in general were to deteriorate further, it is possible that such changes could adversely affect our credit ratings, among other things, including our ability to obtain external financing or to refinance our existing indebtedness.

There has been no change in our credit rating, since Standard & Poor’s lifted our corporate credit rating from B+ to BB- with a “stable” outlook on June 30, 2011. Additionally, there has been no change in our issue-level rating on our First Lien Credit Facility since the rating was raised to BB+ from BB on June 30, 2011, in conjunction with the corporate credit rating change.

Our corporate credit ratings and outlooks as of March 31, 2012, are summarized in the table below.

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

Contractual Obligations and Commitments

The following table sets forth, as of December 31, 2011, certain significant cash obligations that will affect our future liquidity.

		Less than	1-3	3-5	More than
	Total	1 year	Years	Years	5 years
Long-term debt, including current portion	$92,355	$1,191	$91,049	$115	$-
Interest on long-term debt	15,063	6,985	8,069	9	-
Operating leases	26,741	3,067	7,219	5,680	10,775
Third-party hosting commitments	6,574	3,207	3,367	-	-
Other contractual commitments (including interest)	564	150	301	113	-
Total	$141,297	$14,600	$110,005	$5,917	$10,775

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

We also occupy space in London, Chicago, São Paolo, Hong Kong, Frankfurt, Sydney, Melbourne, Paris and San Francisco for our sales and services activities. We believe that our facilities are adequate for our current needs; however, we may obtain additional office space to house additional services personnel in the near future, and we may require other additional office space as our business grows. The future minimum lease payments of the new lease for additional space in New York, New York is included in the above table.

Our commitments to our third-party hosting provider expire in December 2013. Our hosting obligations are largely impacted by service expansion requirements in line with the growth of our business.

Uncertain Tax Positions

Tax reserves for uncertain tax positions of $3.3 million (including interest and penalties of $0.1 million) are included within “Other long term liabilities” on the March 31, 2012 consolidated balance sheet.

Unrecognized tax benefits totaled $3.2 million at each of March 31, 2012 and December 31, 2011. We do not expect that the balance of unrecognized tax benefits will significantly increase or decrease over the next twelve months.   We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities beyond the next twelve months, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting our company, see Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Our exposure related to market risk has not materially changed since December 31, 2011.

Item 4: Controls and Procedures

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

Based upon this evaluation, our principal executive officer and principal financial officer have concluded that, as a result of the previously disclosed material weakness in our internal control over financial reporting described in our Annual Report on 10-K for the fiscal year ended December 31, 2011 and further described below, our disclosure controls and procedures were not effective as of the end of the period covered by this report. Notwithstanding the material weakness described below, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects in accordance with GAAP, and our principal executive officer and principal financial officer have certified that they fairly present in all material respects our financial condition, results of operations and cash flows for each of the periods presented in this report. However, notwithstanding that this control deficiency had no effect on our consolidated financial statements, management determined that it is reasonably possible that the material weakness could result in our failure to prevent or timely detect a material misstatement of our consolidated financial statements, and therefore determined that the material weakness caused our disclosure controls and procedures not to be effective.

In connection with the preparation and completion of our 2011 annual financial statements, we identified the following material weakness in the Company’s internal control over financial reporting as of December 31, 2011:

We failed to accurately calculate the annual maximum capital expenditure limit for the year ended December 31, 2011, under a financial covenant set forth in our First Lien Credit Facility and did not design effective controls to ensure an adequate review of the schedule used for such calculation. Although the error in the calculation in this instance did not result in any non-compliance under the First Lien Credit Facility, our failure to prevent or timely detect an error of this nature in the future could create the potential for an inadvertent breach of this financial covenant that, if not waived by the lenders, could result in a default under the loan facility causing all outstanding indebtedness thereunder to become immediately due which, in turn, would require the long-term indebtedness reflected in our consolidated financial statements to be reclassified as a current liability..

We are in the process of remediating the underlying causes of this material weakness by, among other things, identifying and implementing improved processes surrounding the calculations that track compliance with the financial covenants contained in the First Lien Credit Facility, instituting an additional level of review and analysis of covenant compliance calculations and enhancing ongoing monitoring and forecasting of such compliance, and engaging in a thorough review of all covenants under First Lien Credit Facility and providing additional tools for key personnel to track covenant compliance requirements. Management is committed to a strong internal control environment and expects that, when fully implemented and tested, these remedial actions will strengthen our internal control over financial reporting and address this material weakness. However, we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. We will continue to assess the effectiveness of our remediation efforts in connection with our future assessments of the effectiveness of internal control over financial reporting. The material weakness will be fully remediated when, in the opinion of management, the revised control processes have been operating for a sufficient period of time to provide reasonable assurance as to their effectiveness.

Part II: Other Information

ITEM 1:  LEGAL PROCEEDINGS

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

1934 Exchange Act Class Action.  On December 5, 2011, we became aware of a purported class action lawsuit filed in the U.S. District Court for the Southern District of New York (the “SDNY” or the “Court”) against the Company and certain of its current and former executive officers. The complaint (the “Wallace Complaint”) alleges that the defendants made false and misleading statements or omissions in violation of the Securities Exchange Act of 1934. The plaintiff seeks unspecified compensatory damages for the purported class of purchasers of our common stock during the period from February 17, 2011 through November 10, 2011 (the “Allegation Period”). On December 27, 2011, a second purported class action complaint (the “Thaler Complaint”), which makes substantially the same claims as, and is related to, the Wallace Complaint, was filed in the SDNY against us and certain of our current and former executive officers seeking similar unspecified compensatory damages for the Allegation Period. On April 3, 2012, the Court consolidated the actions and appointed Plumbers and Pipefitters National Pension Fund as lead plaintiff, and also appointed lead counsel in the consolidated action (“Consolidated Exchange Act Class Action”). On April 11, 2012, the Court approved the parties’ stipulation requiring the lead plaintiff to file an amended complaint by June 4, 2012 and requiring the defendants to move, answer or otherwise respond to the amended complaint by July 20, 2012. If the defendants move to dismiss the action, it will be fully briefed by September 28, 2012. We believe these claims are without merit and intend to defend these lawsuits vigorously.

Shareholder Derivative Actions.  On December 28, 2011, a shareholder derivative complaint was filed in the SDNY against us and certain of our current and former directors. The complaint (the “Dixon Complaint” or the “Dixon Action”) alleges that the defendants breached their fiduciary duties by causing the Company to issue materially false and misleading statements about the Company’s business prospects, financial condition and performance during the same Allegation Period alleged in the Wallace Complaint and the Thaler Complaint. On April 16, 2012, the Court approved the parties’ stipulation agreeing to stay all proceedings in the Dixon Action, including discovery, until the Court renders a decision on the defendants' anticipated motion to dismiss the Consolidated Class Action.  On April 16, 2012, a second shareholder derivative complaint (the “Horbal Complaint” or the “Horbal Action”) was filed in the Supreme Court of the State of New York in New York County (“New York State Court”) against the Company and certain of our current and former directors and officers. The Horbal Complaint, which alleges that the defendants breached their fiduciary duties by causing us to issue materially false and misleading statements about our business operations and financial condition during the Allegation Period, makes substantially the same claims as, and is related to, the Dixon Complaint, except that it alleges violations of state law. On April 24, 2012, the defendants removed the Horbal Action to the SDNY, and on May 7, 2012, it was assigned to the same judge in the Dixon Action. We believe these claims are without merit and intend to defend these lawsuits vigorously.

1933 Securities Act Class Action. On May 1, 2012, we became aware of a purported class action complaint (the “Iron Workers Complaint” or “Iron Workers Action”) filed in the Supreme Court of the State of New York in New York County against the Company, certain of the Company’s current and former directors and officers, and the underwriters for the Company’s April 6, 2011 public offering of common stock (the “Offering”). The Iron Workers Complaint alleges, among other things, that the registration statement for the Offering contained false and misleading statements about the Company’s business, operations and management in violation of the Securities Act of 1933. The Iron Workers Complaint makes substantially the same allegations as, and is related to, the Wallace Complaint, except that the purported class is limited to those who purchased securities in the Offering. On May 9, 2012, the Company removed the Iron Workers Action to the SDNY and requested that it be assigned to the same judge as in the Consolidated Class Action. We believe these claims are without merit and intend to defend these lawsuits vigorously.

SEC Investigation.  On August 4, 2011, we received a subpoena from the United States Securities and Exchange Commission (the “SEC”) requesting certain documents related to our business from January 1, 2011 through August 4, 2011. We have produced a number of documents to the SEC and continue to cooperate with the SEC.

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which could materially affect our business, financial condition or future results. There are no material changes to the risk factors described in our Annual Report.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5:  OTHER INFORMATION

None.

Item 6: Exhibits

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

10.1	Amendment No. 3, dated as of April 6, 2012, to the First Lien Credit Agreement, dated as of June 15, 2007, by and among the Company, IntraLinks, Inc., each lender from time to time party thereto, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC, as joint lead arrangers and joint bookrunners, Deutsche Bank Trust Company Americas, as administrative agent and collateral agent for the lenders and as syndication agent, and ING Capital LLC, as documentation agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 12, 2012).

10.2	Employment Agreement dated as of January 27, 2012 by and between the Company and Scott Semel (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 1, 2012).

10.3

Separation and General Release Agreement dated as of February 1, 2012 by and between the Company and J. Andrew Damico (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2012).

10.4	Separation and Independent Contractor Services Agreement dated as of January 27, 2012 by and between IntraLinks Holdings, Inc. and David Curran (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 1, 2012).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Calculation Linkbase Document

101.LAB+	XBRL Taxonomy Label Linkbase Document

101.PRE+	XBRL Taxonomy Presentation Linkbase Document

101.DEF+	XBRL Taxonomy Definitions Linkbase Document

*Filed herewith.

**Furnished herewith.

+Attached as Exhibits 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Comprehensive (Loss) Income, (iv) the Consolidated Statement of Cash Flows and (v) related notes to these financial statements.

The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRALINKS HOLDINGS, INC.

Date: May 10, 2012	By:	/s/ Ronald W. Hovsepian
Ronald W. Hovsepian President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2012	By:	/s/ Anthony Plesner
Anthony Plesner Chief Financial Officer and Chief Administrative Officer (Principal Financial and Accounting Officer)

