Form 10-Q
period 2012-06-30
IntraLinks Holdings, Inc.
filed 2012-08-09
CIK 1488075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2012
Common Stock, par value $.001 per share	55,066,676

INTRALINKS HOLDINGS, INC
QUARTERLY REPORT ON FORM 10-Q
For the quarter ended June 30, 2012

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

IntraLinks®, IntraLinks ExchangeSM, IntraLinks DesignerSM, IntraLinks CourierSM, IntraLinks DealspaceSM, IntraLinks ConnectSM and Extended EnterpriseTM and other trademarks and service marks of IntraLinks appearing in this Quarterly Report are the property of IntraLinks. Other trademarks or servicemarks appearing in this Quarterly Report are the property of their respective holders. Solely for convenience, the trademarks and trade names in this Quarterly Report are referred to without the ®, TM and SM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

Forward-Looking Statement Safe Harbor

Some of the statements in this Quarterly Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to our operations and are based on our current expectations, estimates and projections. Words such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “predict,” “potential,” “continue,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “goals,” “in our view” and similar expressions are used to identify these forward-looking statements. The forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about our internal control over financial reporting, our results of operations and financial condition and our plans, strategies and developments. Forward-looking statements are only predictions and as such, are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events or our future financial performance that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Many of the reasons for these differences include changes that occur in our continually changing business environment and other important factors. These risks, uncertainties and other factors are more fully described in Part I, “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 21, 2012. You are strongly encouraged to read those sections carefully as the occurrence of the events described therein and elsewhere in this report could materially harm our business. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these statements speak only as of the date they were made and, except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTRALINKS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and per Share Data)
(unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$35,423	$46,694
Accounts receivable, net of allowances of $2,678 and $2,149, respectively	39,180	38,895
Investments	34,163	36,120
Deferred taxes	6,084	12,711
Prepaid expenses	6,556	4,238
Other current assets	3,939	4,567
Total current assets	125,345	143,225
Fixed assets, net	11,265	7,635
Capitalized software, net	26,030	30,287
Goodwill	215,478	215,478
Other intangibles, net	118,139	132,233
Other assets	1,314	1,483
Total assets	$497,571	$530,341
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,961	$4,934
Accrued expenses and other current liabilities	18,291	19,846
Deferred revenue	42,705	40,309
Total current liabilities	73,957	65,089
Long term debt	75,725	91,164
Deferred taxes	22,742	39,384
Other long term liabilities	4,700	2,874
Total liabilities	177,124	198,511
Commitments and contingencies (Note 14)
Stockholders' equity:
Undesignated Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2012 and December 31, 2011	—	—
Common Stock, $0.001 par value; 300,000,000 shares authorized; 54,890,907 and 54,248,178 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	55	54
Additional paid-in capital	415,235	411,781
Accumulated deficit	(94,669)	(80,056)
Accumulated other comprehensive (loss) income	(174)	51
Total stockholders' equity	320,447	331,830
Total liabilities and stockholders' equity	$497,571	$530,341

The accompanying notes are an integral part of these consolidated financial statements.

INTRALINKS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and per Share Data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$53,765	$53,336	$104,550	$105,743
Cost of revenue	16,222	14,137	31,726	27,753
Gross profit	37,543	39,199	72,824	77,990
Operating expenses:
Product development	5,274	5,036	9,714	11,105
Sales and marketing	22,742	22,484	47,134	43,727
General and administrative	14,194	9,617	26,359	19,443
Impairment of capitalized software	8,377	—	8,377	—
Total operating expenses	50,587	37,137	91,584	74,275
(Loss) income from operations	(13,044)	2,062	(18,760)	3,715
Interest expense	1,938	2,603	4,074	5,597
Amortization of debt issuance costs	223	574	414	941
Other expense (income), net	447	(1,135)	(791)	(3,065)
Net (loss) income before income tax	(15,652)	20	(22,457)	242
Income tax (benefit) provision	(6,623)	13	(7,844)	(248)
Net (loss) income	$(9,029)	$7	$(14,613)	$490
Net (loss) income per common share
Basic	$(0.17)	$0.00	$(0.27)	$0.01
Diluted	$(0.17)	$0.00	$(0.27)	$0.01
Weighted average number of shares used in calculating net (loss) income per share
Basic	54,290,995	53,539,224	54,241,433	52,748,590
Diluted	54,290,995	54,994,870	54,241,433	54,302,178

The accompanying notes are an integral part of these consolidated financial statements.

INTRALINKS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In Thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net (loss) income	$(9,029)	$7	$(14,613)	$490
Foreign currency translation adjustments, net of tax	(278)	(63)	(225)	(196)
Total other comprehensive loss, net of tax	(278)	(63)	(225)	(196)
Comprehensive (loss) income	$(9,307)	$(56)	$(14,838)	$294

The accompanying notes are an integral part of these consolidated financial statements.

INTRALINKS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(unaudited)

	Six Months Ended June 30,
	2012	2011
Net (loss) income	$(14,613)	$490
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	8,770	10,204
Stock-based compensation expense	3,036	3,871
Amortization of intangible assets	14,094	14,315
Amortization of deferred costs	937	941
Provision for bad debts and customer credits	1,013	332
Loss on disposal of fixed assets	15	225
Impairment of capitalized software	8,377	—
Change in deferred taxes	(10,015)	(247)
Gain on interest rate swap	(1,455)	(1,952)
Currency remeasurement loss (gain)	28	(382)
Changes in operating assets and liabilities:
Accounts receivable	(1,253)	(5,481)
Prepaid expenses and other current assets	(2,401)	(2,164)
Other assets	42	870
Accounts payable	8,034	551
Accrued expenses and other liabilities	1,604	(3,338)
Deferred revenue	2,512	3,237
Net cash provided by operating activities	18,725	21,472
Cash flows from investing activities:
Capital expenditures	(4,561)	(3,363)
Leasehold improvements reimbursed by landlord	(1,358)	—
Capitalized software development costs	(10,352)	(8,643)
Purchase of short-term investments	(24,110)	—
Maturity of short-term investments	25,700	—
Net cash used in investing activities	(14,681)	(12,006)
Cash flows from financing activities:
Proceeds from exercise of stock options	29	1,077
Proceeds from issuance of common stock	447	799
Offering costs paid in connection with initial public offering and follow-on offerings	—	(490)
Proceeds from follow-on offering, net of underwriting discounts and commissions	—	35,002
Repayments of outstanding financing arrangements	(224)	—
Repayments of outstanding principal on long-term debt	(15,451)	(35,163)
Net cash (used in) provided by financing activities	(15,199)	1,225
Effect of foreign exchange rate changes on cash and cash equivalents	(116)	186
Net (decrease) increase in cash and cash equivalents	(11,271)	10,877
Cash and cash equivalents at beginning of period	46,694	50,467
Cash and cash equivalents at end of period	$35,423	$61,344

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

In the opinion of management, the accompanying unaudited consolidated financial data contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented. Certain prior year financial statement line items and disclosures have been reclassified to conform to the current year’s presentation. The Company’s historical results are not necessarily indicative of future operating results, and the results for the first six months ended June 30, 2012 are not necessarily indicative of results to be expected for the full year or for any other period.

2. Summary of Significant Accounting Policies

During the six months ended June 30, 2012, there were no material changes to the Company’s significant accounting policies from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

3. Investments and Fair Value Measurements

During the six months ended June 30, 2012, the Company invested $2,496 and $21,614 in commercial paper and corporate bonds, respectively. During the six months ended June 30, 2012, $11,800, $13,200 and $2,000 of commercial paper, corporate bonds and agency bonds, respectively, that were purchased in 2011 matured. Of the amounts that matured during the period, $1,300 of commercial paper was classified in “Cash and cash equivalents” within the Consolidated Balance Sheet, due to the maturity being less than 90 days. The Company has classified its short-term investments in commercial paper and corporate bonds as held-to-maturity and as such, has recorded them at amortized cost. Interest earned on these debt securities is recorded to “Other income (expense), net” within the Consolidated Statements of Operations. The gross unrecognized holding gains and losses for the three and six months ended June 30, 2012 were not material.

During the six months ended June 30, 2011, the Company invested $27,100 in U.S. Treasuries with maturity dates no greater than 90 days. During the six months ended June 30, 2011, $22,400 of the U.S. Treasuries matured and was transferred to the Company’s money market account. The Company classified the U.S. Treasuries as cash equivalents with gains and losses recorded to “Interest expense, net” within the Consolidated Statement of Operations. The gains and losses incurred on these cash equivalents during the three and six months ended June 30, 2011 were not material.

The following table summarizes these short-term investments as of June 30, 2012:

Security Type	Maturity	Consolidated Balance Sheet Classification	Amortized Cost	Interest	Carrying Amount
Commercial Paper	250 to 269 Days	Investments (short-term)	$4,496	$—	$4,496
Corporate Notes	168 to 366 Days	Investments (short-term)	27,667	257	27,924
Agency Bonds	366 Days	Investments (short-term)	2,000	1	2,001
Total			$34,163	$258	$34,421

The fair value framework under the FASB’s guidance requires the categorization of assets and liabilities into three levels based upon the assumptions used to measure the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3, if applicable, generally would require significant management judgment. The three levels for categorizing assets and liabilities under the fair value measurement requirements are as follows:

•	Level 1: Fair value measurement of the asset or liability using observable inputs such as quoted prices in active markets for identical assets or liabilities;
•	Level 2: Fair value measurement of the asset or liability using inputs other than quoted prices that are observable for the applicable asset or liability, either directly or indirectly, such as quoted prices for similar (as opposed to identical) assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and
•	Level 3: Fair value measurement of the asset or liability using unobservable inputs that reflect the Company’s own assumptions regarding the applicable asset or liability.

During the six months ended June 30, 2012, there were no other transfers in or out of the Company’s Level 1 or Level 2 assets or liabilities.

The following table summarizes the assets measured at fair value on a recurring basis as of June 30, 2012:

	Total	Level 1	Level 2	Level 3
Asset:
Money market funds as cash equivalents	$5,569	5,569	—	—

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

3. Investments and Fair Value Measurements  – (continued)

The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Total	Level 1	Level 2	Level 3
Asset:
Money market funds as cash equivalents	$7,197	7,197	—	—
Liability:
Interest rate swap(a)	$1,455	—	1,455	—

(a)	Based on one-month U.S. Dollar LIBOR index, inclusive of a $23 credit valuation adjustment (see Note 10).

4. Goodwill and Other Intangibles

Goodwill

At June 30, 2012, the Company had $215,478 of goodwill recorded as a result of the Merger that occurred on June 15, 2007. Goodwill is evaluated for impairment on an annual basis (October 1), or more frequently if events or changes in circumstances indicate that an impairment loss may have occurred. The Company’s operations consist of one reporting unit, which is evaluated during each goodwill impairment test.

In the second quarter of 2012, the Company performed a goodwill impairment test as a result of the continued depressed stock price and the market capitalization of the Company relative to net book value.

In accordance with ASC 350, Goodwill and Other, goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its goodwill carrying amount to measure the amount of impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Step 1 of the goodwill impairment test was performed using a combination of a discounted cash flow (“DCF”) analysis and a market-based approach. The forecasted cash flows employed in the DCF analysis were based on the Company’s most recent forecast and business plans and represent the Company’s best estimate of future results as of June 30, 2012 within a range of possible outcomes. In addition, the Company made the following assumptions in its DCF analysis: (i) a 5% growth factor to calculate the terminal value of its reporting unit and (ii) a 15% discount rate to calculate the terminal value of its reporting unit, both of which are consistent with rates used in the 2011 annual impairment test. The Step 1 valuation also considered the market capitalization of the Company as of the second quarter of 2012, adjusted for an estimated equity control premium of 28%.

Based on the results of the Company’s most recent Step 1 goodwill impairment test, management concluded that goodwill was not impaired as of June 30, 2012. However, the Company’s most recent goodwill impairment test showed that the Company could be at risk of recording a goodwill impairment in the future if, for example, the Company’s stock price remains at a depressed level or the Company has a negative change in its future cash flow projections.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

4. Goodwill and Other Intangibles  – (continued)

As of June 30, 2012, Other intangibles consists of the following:

	Definite – Lived Intangible Assets
	Developed Technology	Customer Relationships	Contractual Backlog	Trade Name	Non-Compete Agreement	Total
Acquired value at June 15, 2007	$132,369	$141,747	$9,219	$14,618	$728	$298,681
Amortization	(86,591)	(64,378)	(9,219)	(5,532)	(728)	(166,448)
Net book value at December 31, 2011	$45,778	$77,369	$—	$9,086	$—	$132,233
Amortization	(6,398)	(7,087)	—	(609)	—	(14,094)
Net book value at June 30, 2012	$39,380	$70,282	$—	$8,477	$—	$118,139

Total intangible amortization expense is classified in each of the operating expense categories for the periods included below as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenue	$3,089	$3,310	$6,398	$6,619
Sales and marketing	3,544	3,544	7,087	7,087
General and administrative	304	305	609	609
Total	$6,937	$7,159	$14,094	$14,315

Estimated intangible amortization expense on an annual basis for the succeeding five years is as follows:

For the year ending December 31,	Amount
2012 (remainder)	$11,668
2013	23,335
2014	23,335
2015	23,335
2016	23,335
Thereafter	13,131
Total	$118,139

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

5. Fixed Assets

Fixed assets consisted of the following at:

	June 30, 2012	December 31, 2011
Computer and office equipment and software	$25,977	$21,586
Furniture and fixtures	1,615	1,515
Leasehold improvements	3,339	1,939
Total fixed assets	30,931	25,040
Less: Accumulated depreciation and amortization	(19,666)	(17,405)
Fixed assets, net	$11,265	$7,635

The Company holds fixed assets in five locations: the United States, United Kingdom, Brazil, Germany and the Netherlands. No country outside of the United States holds greater than 10% of the Company’s total fixed assets. Depreciation expense relating to fixed assets for the three and six months ended June 30, 2012 was $1,146 and $2,271, respectively compared to $1,511 and $2,977 for the three and six months ended June 30, 2011, respectively.

6. Capitalized Software

Capitalized software consisted of the following at:

	June 30, 2012	December 31, 2011
Capitalized software	$75,771	$65,152
Less: Impairment on capitalized software	(8,377)	—
Less: Accumulated amortization	(41,364)	(34,865)
Capitalized software, net	$26,030	$30,287

In accordance with ASC 360, Property, Plant and Equipment — Impairment or Disposal of Long-Lived Assets, impairment is the condition that exists when the carrying value of a long-lived asset exceeds its fair value. If it is determined that the long-lived asset is not recoverable, an impairment loss is recognized and measured based on the excess of the carrying amount of the long-lived asset over the long-lived asset’s fair value.

During the second quarter of 2012, management initiated a business strategy review to explore long-term growth opportunities. The objective was to assess the competitive environment, identify the most attractive market opportunities and further develop the Company’s execution strategy. In conjunction with this strategy review, management also initiated a company-wide evaluation of its internal systems, to determine whether certain internal server-based systems should be replaced by SaaS-based solutions. Management’s evaluation indicated that the carrying value of certain internal-use capitalized software exceeded its fair value. As such, the Company completed a valuation assessment, utilizing the cost replacement method, and concluded that this internal-use capitalized software is not fully recoverable and should be written down to is fair value which approximated $338. Accordingly, the Company recorded an impairment loss on capitalized software of $8,377 during the three months ended June 30, 2012. This impairment charge included the reduction of the carrying value from $8,449 to $338, as well as incremental costs of $266 representing amounts paid to the vendor to terminate the contractual relationship. The total impairment charge of $8,377 is presented separately on the Consolidated Statement of Operations.

Amortization expense of capitalized software for the three and six months ended June 30, 2012 was $3,344 and $6,499, respectively, compared to $3,745 and $7,227 for the three and six months ended June 30, 2011, respectively.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following at:

	June 30, 2012	December 31, 2011
Sales commissions and bonuses	$6,552	$8,664
Interest rate swap	—	1,455
Current portion of long-term debt	1,030	1,191
Professional fees	2,206	1,663
Deferred rent	116	235
Accrued vacation	1,660	395
Other accrued expenses	6,727	6,243
Total accrued expenses and other current liabilities	$18,291	$19,846

8. Income Tax

The Company’s effective tax rates for the three and six-month periods ended June 30, 2012 were 42.3% and 34.9%, respectively. These rates differ from the U.S. Federal statutory tax rate due primarily to stock-based compensation expenses for incentive stock options (ISOs) and the Employee Stock Purchase Plan (ESPP) that are not tax-deductible, foreign income taxes and state and local income taxes, offset by state research and development tax credits and tax benefits from ISO disqualifications.

The Company’s effective tax rates for the three and six-month periods ended June 30, 2011 were 65.0% and (102.5%), respectively. These rates differ from the U.S. Federal statutory tax rate due primarily to the low level of book income relative to the amounts of book-to-tax adjustments, stock-based compensation expenses for ISOs and the ESPP that are not tax-deductible, foreign income taxes and state and local income taxes, partially offset by U.S. Federal and state research and development tax credits and tax benefits from disqualifying dispositions of ISOs and ESPP stock.

The Company is currently undergoing an audit by the U.S. Internal Revenue Service (“IRS”) of its U.S. Federal income tax returns for the years ended December 31, 2006 through 2009. The Company is currently undergoing a New York State sales tax audit for the years 2008 – 2012. At this time, the Company does not expect the results of the income tax audit or sales tax audit to have a material impact on the Company's financial statements.

Unrecognized tax benefits totaled $3,258 and $3,161 at June 30, 2012 and December 31, 2011, respectively. Management does not expect that the balance of unrecognized tax benefits will significantly increase or decrease over the next twelve months.

The Company’s tax reserves for uncertain tax positions of $3,382 (including interest and penalties of $124) are included within “Other long term liabilities” on the June 30, 2012 Consolidated Balance Sheet.

9. Debt

Long-term debt consisted of the following at:

	June 30, 2012	December 31, 2011
First Lien Credit Agreement (“First Lien Credit Facility”)	$76,129	$91,580
Other financing arrangements	626	775
Less: current portion (First Lien Credit Facility)	(821)	(982)
Less: current portion (Other financing arrangements)	(209)	(209)
Total long-term debt	$75,725	$91,164

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

9. Debt  – (continued)

Based on available market information, the estimated fair value of the Company’s First Lien Credit Facility was approximately $75,748 and $90,082 as of June 30, 2012 and December 31, 2011, respectively. These fair value measurements were determined using Level 2 observable inputs, as defined in Note 3. The estimated fair value of the Company’s other financing arrangements approximates the carrying value at each reporting period.

First Lien Credit Facility

The First Lien Credit Facility provides for term loans in the aggregate principal amount of $135,000. Each principal payment is due on the last day of each quarter, which commenced on September 30, 2007 with the balance due in a final installment on June 15, 2014. Additionally, the First Lien Credit Facility includes a requirement for mandatory prepayments based on annual excess free cash flow. Term loans under the First Lien Credit Agreement, as amended, bear interest at the higher of the Eurodollar Rate (as defined in the credit agreement) or 1.5%, plus 4.25% per annum. At June 30, 2012 the interest rate on the First Lien Credit Facility was 5.75%.

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

On April 6, 2012, the Company entered into Amendment No. 3 (the “Third Amendment”) to the First Lien Credit Facility. The Third Amendment amends certain provisions of the First Lien Credit Facility to, among other things, increase the capital expenditures limit from $21,000 to $35,000 per year, through the remainder of the term. As provided for in the Third Amendment, the Company prepaid $15,000 of the outstanding balance on the First Lien Credit Facility. As a result, the quarterly installment payment as of June 30, 2012 decreased from $246 to $205 for the remaining term of the loan.

The First Lien Credit Facility also provides for a $15,000 revolving line of credit, of which $12,912 was unused as of June 30, 2012. At June 30, 2012, $2,088 was reserved for standby letters of credit; $1,288 for operating lease agreements related to the Company’s various office locations and $800 related to the Company’s corporate charge card utilized by executives and certain other employees. The interest rate on the unutilized portion of the revolving line of credit is 0.5% annually.

The current portion of the First Lien Credit Facility reflects the quarterly mandatory principal payments of approximately $205 due in the following year, aggregating to $821 at June 30, 2012.

The First Lien Credit Facility is secured by security interests and liens against all of the Company’s assets, including a pledge of 100% of the equity interests in its domestic subsidiaries and an obligation to pledge 65% of the equity interests in its direct foreign subsidiaries.

Financing Costs

Financing costs resulting from the original debt issuance, as well as the amendments to the First Lien Credit Agreement, were deferred when incurred and are being amortized over the remaining term of the loans using the effective interest method. Amortization of deferred financing costs during the three and six months ended June 30, 2012 was $223 and $414, respectively, compared to $574 and $941 for the three and six months ended June 30, 2011, respectively. As a result of the voluntary prepayment of $34,582 on the First Lien Credit Facility (using the proceeds from the April 2011 public offering of Common Stock), an amount of $407 was accelerated, representing the pro rata portion of financing costs, and recognized as “Amortization of deferred financing costs” during the three months ended June 30, 2011. As a result of entering into the Third

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

9. Debt  – (continued)

Amendment, the Company paid an amendment fee to the consenting lenders of $106. This amendment fee was deferred and will be amortized over the remaining term of the loan, using the effective interest method. The Company also paid an arrangement fee of $47 to Deutsche Bank Securities, Inc., as the agent in this transaction. The arrangement fee was expensed during the three months ended June 30, 2012.

Other Financing Arrangements

In June 2011, the Company entered into a financing arrangement in the ordinary course of business, to purchase certain software and related services in the amount of $1,240, including financing costs of $130 to be repaid over a term of 49 months. In December 2011, the Company entered into another financing arrangement in the ordinary course of business, to purchase support and maintenance for existing software licenses in the amount of $215 to be repaid over a term of 25 months.

The following table summarizes the interest expense incurred on long-term debt:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
First Lien Credit Facility	$1,166	$1,458	$2,537	$3,330
Interest Rate Swap (see below)	760	1,145	1,515	—
Other financing arrangements	8	—	16	2,268
Total interest expense on long-term debt	$1,934	$2,603	$4,068	$5,598

10. Derivative Financial Instrument

Interest Rate Swap Transaction

The Company’s interest rate swap agreement matured on June 30, 2012. The Company recognized a gain on the interest rate swap of $1,455 for the six months period ended June 30, 2012 which is included in “Other expense (income), net” on the Consolidated Statement of Operations.

In prior periods, the fair value of the interest rate swap was measured each reporting period and included a credit valuation adjustment that reflected consideration of the Company’s credit risk, since the interest rate swap was in a liability position. The Company recorded $6 and $23 in credit valuation adjustments during the three months ended March 31, 2012 and the year ended December 31, 2011, respectively

The effects of derivative instruments on the consolidated statements of operations were as follows for the periods presented (amounts presented excluded an income tax effects):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Other expense (income), net	$(753)	$(979)	$(1,455)	$(1,952)

11. Employee Stock Plans

The Company maintains several share-based compensation plans which are more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

11. Employee Stock Plans  – (continued)

Total stock-based compensation expense related to all of the Company’s stock awards was included in various operating expense categories for the periods included below, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenue	$92	$37	$200	$108
Product development	330	301	672	697
Sales and marketing	257	437	600	886
General and administrative	1,012	1,124	1,564	2,180
Total	$1,691	$1,899	$3,036	$3,871

The following table summarizes the weighted average values of the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expected volatility	59.4%	57.6%	59.4%	58.2%
Expected life of option	6.07 Years	6.11 Years	6.07 Years	6.15 Years
Risk free interest rate	1.0%	2.2%	1.0%	2.5%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The following table summarizes stock option activity for the six months ended June 30, 2012

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	4,817,748	$10.15
Granted	90,000	7.25
Exercised	(2,803)	2.67
Forfeited	(602,401)	21.31
Outstanding at March 31, 2012	4,302,544	8.53
Granted	138,500	4.73
Exercised	(9,635)	2.19
Forfeited	(174,251)	16.94
Outstanding at June 30, 2012	4,257,158	$8.08

At June 30, 2012 the aggregate intrinsic value of stock options outstanding and exercisable was $1,941 and $1,849, respectively. At June 30, 2011, the aggregate intrinsic value of stock options outstanding and exercisable was $30,195 and $14,246, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the calculated fair value of such awards as of each respective period-end date.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

11. Employee Stock Plans  – (continued)

The following table summarizes non-vested stock option activity for the six months ended June 30, 2012:

	Shares	Weighted Average Grant Date Fair Value
Non-vested options outstanding at December 31, 2011	3,710,813	$6.88
Granted	90,000	4.01
Vested	(426,408)	5.79
Forfeited	(563,838)	12.67
Non-vested options outstanding at March 31, 2012	2,810,567	5.41
Granted	138,500	2.59
Vested	(126,835)	7.35
Forfeited	(132,554)	9.69
Non-vested options outstanding at June 30, 2012	2,689,678	$4.96

At June 30, 2012 and 2011, there was $11,657 and $20,794, respectively, of total unrecognized compensation cost related to non-vested stock options, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 3.33 and 3.51 years, respectively. Stock-based compensation expense during the three and six months ended June 30, 2012 was $1,085 and $1,598, respectively, and $1,455 and $2,783, during the three and six months ended June 30, 2011, respectively.

Restricted Stock Awards (“RSAs”)

Information concerning RSA’s outstanding under the 2010 Equity Incentive Plan is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at December 31, 2011	72,985	$11.52
Granted	500,000	4.24
Vested and exchanged for Common Stock	(26,071)	12.74
Non-vested shares at March 31, 2012	546,914	4.81
Vested and exchanged for Common Stock	(18,925)	10.87
Non-vested shares at June 30, 2012	527,989	$4.59

The aggregate intrinsic value of RSAs outstanding at June 30, 2012 and 2011 was $2,313 and $4,795, respectively. The intrinsic value for RSAs is calculated based on the market price of the Company’s stock as of each period-end date.

At June 30, 2012 and 2011, there was $1,979 and $436, respectively, of total unrecognized compensation cost related to non-vested RSAs, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.9 and 0.6 years, respectively. Stock-based compensation expense for the Company’s RSAs granted under the 2007 Stock Option and Grant Plan and 2010 Equity Incentive Plan during the three and six months ended June 30, 2012 was $391 and $728, respectively, and $155 and $354, during the three and six months ended June 30, 2011, respectively.

On February 1, 2012, the Company granted 500,000 restricted shares of Common Stock to its new CEO, Ronald W. Hovsepian, pursuant to his employment agreement. Vesting of this award is based upon the achievement of specified stock performance and service thresholds. The Company performed a Monte-Carlo simulation to calculate the award’s fair value of $2,120 and derived service period of 3.8 years. The assumptions used to perform the Monte-Carlo simulation were consistent with those utilized in the Company’s

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

11. Employee Stock Plans  – (continued)

Black-Scholes valuations for stock options, specifically; expected volatility of 60.32%, risk-free interest rate of return of 0.72% and a dividend yield of 0.0%. During the three and six months ended June 30, 2012, the Company incurred $186 and $310, respectively, of stock-based compensation expense related to this award.

Restricted Stock Units (“RSUs”)

The following table summarizes RSU activity for the six months ended June 30, 2012:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at December 31, 2011	222,774	$16.42
Granted	45,000	7.25
Vested and issued	(15,357)	21.14
Forfeited	(15,674)	7.66
Non-vested shares at March 31, 2012	236,743	14.95
Vested and issued	(17,214)	21.21
Forfeited	(32,012)	20.54
Non-vested shares at June 30, 2012	187,517	$13.42

The aggregate intrinsic value of RSUs outstanding at June 30, 2012and 2011 was $821 and $3,671, respectively. The intrinsic value for RSUs is calculated based on the closing market price of the Company’s stock as of each period-end date.

At June 30, 2012 and 2011, there was $1,662 and $3,123, respectively, of total unrecognized compensation cost related to non-vested RSUs, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 3.4 and 3.9 years, respectively. Stock-based compensation expense for the Company’s RSUs granted under the 2010 Equity Incentive Plan, during the three and six months ended June 30, 2012 was $161 and $578, respectively, and $213 and $355, during the three and six months ended June 30, 2011, respectively.

Modification of Awards

During the three months ended March 31, 2012, pursuant to separation agreements for two executives, the Company extended the vesting terms for certain outstanding equity awards beyond the individuals’ separation dates, resulting in modification of the awards for accounting purposes. As a result of the extended vesting terms and remeasurement of the modified awards, the Company recorded an additional $675 in stock-based compensation costs during the three months ended March 31, 2012. In addition, during the three months ended March 31, 2012 the Company reversed $1,358 of compensation costs expensed in prior periods related to the forfeiture of unvested options by the two individuals previously referenced. During the three months ended June 30, 2012 and 2011, no equity awards were modified.

2010 Employee Stock Purchase Plan (“ESPP”)

During the three months ended June 30, 2012, 53,640 shares were issued under the ESPP, at a price of $3.72 per share, which represented 85% of the market price of the common stock on June 30, 2012, the exercise date, which was lower than the market price of the common stock on April 2, 2012, the offering date.

During the three months ended June 30, 2011, 26,248 shares were issued under the ESPP, at a price of $14.69 per share, which represented 85% of the market price of the common stock on June 30, 2011, the offering date, which was lower than the market price of the common stock on April 1, 2011, the exercise date.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

11. Employee Stock Plans  – (continued)

For the three months ended June 30, 2012 and 2011, the weighted average grant-date fair value of ESPP rights arising from elections made by ESPP participants was $1.21 and $2.88, respectively. The fair value of ESPP rights that vested during the three and six months ended June 30, 2012 and 2011 was $54 and $132, respectively and $77 and $303, respectively.

The fair value for the employee stock purchase plan rights (“ESPP rights”) was estimated using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expected volatility	40.0%	36.4%	50.0%	39.1%
Expected life	0.24 Years	0.25 Years	0.24 Years	0.25 Years
Risk free interest rate	0.08%	0.7%	0.05%	0.1%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

At June 30, 2012 and 2011, there were no outstanding ESPP rights, due to the exercise date of the offering period being the same date as the end of the fiscal quarter. Therefore, the aggregate intrinsic value of ESPP rights outstanding at June 30, 2012 and 2011 was $0. Additionally, as of June 30, 2012 and 2011, there was no unrecognized compensation cost related to non-vested ESPP rights, as all of the ESPP rights were vested at June 30, 2012 and 2011. Stock-based compensation expense related to the Company’s 2010 ESPP during the three and six months ended June 30, 2012 was $54 and $132, respectively, and $76 and $379, respectively during the three and six months ended June 30, 2011.

12. Net (Loss) Income per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the period, excluding the dilutive effects of Common Stock equivalents. Common Stock equivalents include stock options, unvested shares of restricted Common Stock and unvested shares of restricted stock units. Diluted net (loss) income per share includes the dilutive effect of stock options, restricted shares of Common Stock and restricted stock units, under the treasury stock method.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

12. Net (Loss) Income per Share  – (continued)

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net (loss)income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net (loss) income	$(9,029)	$7	$(14,613)	$490
Denominator:
Basic shares:
Weighted-average common shares outstanding	54,290,995	53,539,224	54,241,433	52,748,590
Diluted shares:
Weighted-average shares used to compute basic net (loss) income per share	54,290,995	53,539,224	54,241,433	52,748,590
Effect of potentially dilutive securities:
Options to purchase Common Stock	—	1,274,627	—	1,324,124
Unvested shares of restricted stock awards	—	181,019	—	229,464
Weighted-average shares used to compute diluted net income (loss) per share	54,290,995	54,994,870	54,241,433	54,302,178
Net (loss) income per share:
Basic	$(0.17)	$—	$(0.27)	$0.01
Diluted	$(0.17)	$—	$(0.27)	$0.01

The following outstanding options, unvested shares of restricted stock awards and unvested shares of restricted stock units were excluded from the computation of diluted net (loss) income per share for the periods presented as their effect would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Options to purchase Common Stock	4,257,158	726,624	4,257,158	638,856
Unvested shares of restricted stock awards	527,989	36,268	527,989	36,268
Unvested shares of restricted stock units	187,517	—	187,517	—

13. Related Party Transactions

On April 27, 2011, the Company’s board of directors elected J. Chris Scalet as a Class I director of the Company. Mr. Scalet served as Executive Vice President, Global Services and Chief Information Officer of Merck & Co., Inc. (“Merck”), a global research-driven pharmaceutical company, until his retirement on July 2, 2012. Affiliates of Merck are customers of the Company in the ordinary course of business. Revenue generated from Merck and its affiliates for the three and six months ended June 30, 2012 totaled approximately $760 and $1,416, respectively. At June 30, 2012 amounts due from Merck and its affiliates totaled approximately $2,050.

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

1934 Exchange Act Class Action.  On December 5, 2011, the Company became aware of a purported class action lawsuit filed in the U.S. District Court for the Southern District of New York (the “SDNY” or the “Court”) against the Company and certain of its current and former executive officers. The complaint (the “Wallace Complaint”) alleges that the defendants made false and misleading statements or omissions in violation of the Securities Exchange Act of 1934. The plaintiff seeks unspecified compensatory damages for the purported class of purchasers of the Company’s common stock during the period from February 17, 2011 through November 10, 2011 (the “Allegation Period”). On December 27, 2011, a second purported class action complaint (the “Thaler Complaint”), which makes substantially the same claims as, and is related to, the Wallace Complaint, was filed in the SDNY against the Company and certain of its current and former executive officers seeking similar unspecified compensatory damages for the Allegation Period. On April 3, 2012, the Court consolidated the actions and appointed Plumbers and Pipefitters National Pension Fund as lead plaintiff, and also appointed lead counsel in the consolidated action (“Consolidated Exchange Act Class Action”). On June 15, 2012, lead plaintiff filed an amended complaint (the “Consolidated Class Action Complaint”). In addition to the original allegations made in the Wallace Complaint, the Consolidated Class Action Complaint alleges that the Company, certain of its current and former officers and directors, and the underwriters in IntraLinks’ April 6, 2011 stock offering (the “Secondary Offering”) issued a registration statement and prospectus in connection with the Secondary Offering that contained untrue statements of material fact or omitted material information required to be stated therein in violation of the Securities Act of 1933. The Defendants’ filed their motion to dismiss the action on July 31, 2012, and lead plaintiff’s opposition to the Defendant’s motion is due September 17, 2012. Defendants’ reply is due on October 10, 2012. The Company believe that these claims are without merit and intend to defend these lawsuits vigorously.

Shareholder Derivative Actions.  On December 28, 2011, a shareholder derivative complaint was filed in the SDNY against the Company and certain of its current and former directors. The complaint (the “Dixon Complaint” or the “Dixon Action”) alleges that the defendants breached their fiduciary duties by causing the Company to issue materially false and misleading statements about the Company’s business prospects, financial condition and performance during the same Allegation Period alleged in the Wallace Complaint and the Thaler Complaint. On April 16, 2012, the Court approved the parties’ stipulation agreeing to stay all proceedings in the Dixon Action, including discovery, until the Court renders a decision on the defendants' anticipated motion to dismiss the Consolidated Class Action. On April 16, 2012, a second shareholder derivative complaint (the “Horbal Complaint” or the “Horbal Action”) was filed in the Supreme Court of the State of New York in New York County (“New York State Court”) against the Company and certain of its current and former directors and officers. The Horbal Complaint, which alleges that the defendants breached their fiduciary duties by causing the Company to issue materially false and misleading statements about its business operations and financial condition during the Allegation Period, makes substantially the same claims as, and is related to, the Dixon Complaint, except that it alleges violations of state law. On April 24, 2012, the defendants removed the Horbal Action to the SDNY, and on May 7, 2012, it was assigned to the same judge in the Dixon Action. On May 22, 2012, plaintiff in the Horbal Action moved to remand the case to state court. On June 8, 2012, defendant filed an opposition to remand, and Plaintiff filed his reply on June 15, 2012. Plaintiff’s motion to remand has been fully briefed and is pending before the court. The Company believes the claims in these derivative actions are without merit and intend to defend these lawsuits vigorously.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

14. Commitments and Contingencies  – (continued)

1933 Securities Act Class Action.  On May 1, 2012, the Company became aware of a purported class action complaint (the “Iron Workers Complaint” or “Iron Workers Action”) filed in the Supreme Court of the State of New York in New York County against the Company, certain of the Company’s current and former directors and officers, and the underwriters for the Company’s April 6, 2011 public offering of common stock (the “Offering”). The Iron Workers Complaint alleges, among other things, that the registration statement for the Offering contained false and misleading statements about the Company’s business, operations and management in violation of the Securities Act of 1933. The Iron Workers Complaint makes substantially the same allegations as, and is related to, the Wallace Complaint, except that the purported class is limited to those who purchased securities in the Offering. On May 9, 2012, the Company removed the Iron Workers Action to the SDNY and requested that it be assigned to the same judge as in the Consolidated Class Action. On June 8, 2012, plaintiff in the Iron Workers Action filed a motion to remand the case to state court. On June 19, 2012, plaintiff filed a notice of voluntarily dismissal of the complaint without prejudice, and the action is no longer pending.

SEC Investigation.  On August 4, 2011, The Company received a subpoena from the United States Securities and Exchange Commission (the “SEC”) requesting certain documents related to its business from January 1, 2011 through August 4, 2011. The Company has produced a number of documents to the SEC and continue to cooperate with the SEC.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as well as our subsequent reports on Form 8-K and Form 10-Q and other publicly available information. Amounts in tabular format are presented in thousands, except per share data, or otherwise indicated.

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

At our founding in 1996, we introduced cloud-based collaboration for the debt capital markets industry and, shortly thereafter, extended our solutions to merger and acquisition transactions. Today, we service enterprise and governmental agencies in over 58 countries across a variety of industries, including financial services, pharmaceutical, biotechnology, consumer, energy, industrial, legal, insurance, real estate and technology, which use our solutions for the secure management and online exchange of information within and among organizations. Across all of our principal markets, we help transform a wide range of slow, expensive and information-intensive tasks into streamlined, efficient and real-time business processes.

We deliver our solutions entirely through a multi-tenant SaaS architecture in which a single instance of our software serves all of our customers. We sell our solutions directly through an enterprise sales team with industry-specific expertise, and indirectly through a customer referral network and channel partners. During the six months ended June 30, 2012, we generated $104.6 million in revenue, of which approximately 39% was derived from international sales across 58 countries.

During the second quarter of 2012, management initiated a business strategy review to explore long-term growth opportunities. The objective was to assess the competitive environment, identify the most attractive market opportunities, and further develop our execution strategy. We have made significant progress in validating our market opportunities and aligning the company to effectively address them. This strategic assessment reinforces our commitment to anticipate the changing needs of our customers, industry trends, and competitive forces.

Key Metrics

We evaluate our operating and financial performance using various performance indicators, as well as against the macroeconomic trends affecting the demand for our solutions in our principal markets. We also monitor relevant industry performance, including transactional activity in the Debt Capital Markets (“DCM”) and the Mergers & Acquisitions (“M&A”) market globally, to provide insight into the success of our sales activities as compared to our peers and to estimate our market share in each of our principal markets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Consolidated Statement of Operations Data:
Total revenue	$53,765	$53,336	$104,550	$105,743
Non-GAAP Gross margin	75.7%	79.8%	76.0%	80.1%
Non-GAAP adjusted operating income	$3,961	$11,123	$6,747	$21,958
Non-GAAP adjusted net income	$868	$5,721	$1,920	$11,814
Non-GAAP adjusted EBITDA	$8,452	$16,379	$15,517	$32,163
Non-GAAP adjusted EBITDA margin	15.7%	30.7%	14.8%	30.4%
Consolidated Balance Sheet Data:
Deferred revenue at June 30,	$42,705	$41,280	$42,705	$41,280
Consolidated Statement of Cash Flows Data:
Cash flows provided by operations	$17,197	$15,931	$18,725	$21,472
Free cash flow	$7,097	$9,609	$2,454	$9,466

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

Non-GAAP Financial Measures

This Form 10-Q includes information about certain financial measures that are not prepared in accordance with generally accepted accounting principles in the United States (“GAAP” or “U.S. GAAP”), including non-GAAP gross profit and gross margin, non-GAAP adjusted operating income and margin, non-GAAP adjusted net income, non-GAAP adjusted net income per share, non-GAAP adjusted EBITDA and free cash flow. These non-GAAP measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies.

Management defines its non-GAAP financial measures as follows:

•	Non-GAAP gross margin represents the corresponding GAAP measure adjusted to exclude (1) stock-based compensation expense and (2) amortization of intangible assets
•	Non-GAAP adjusted operating income represents the corresponding GAAP measure adjusted to exclude (1) stock-based compensation expense, (2) amortization of intangible assets, (3) impairment charges or asset write-offs, and (4) costs related to public stock offerings.
•	Non-GAAP adjusted net income represents the corresponding GAAP measure adjusted to exclude (1) stock-based compensation expense, (2) amortization of intangible assets, (3) impairment charges or asset write-offs, (4) costs related to debt repayments and (5) costs related to public stock offerings. Non-GAAP adjusted net income is calculated using an estimated long-term effective tax rate.
•	Non-GAAP net income per share represents non-GAAP adjusted net income defined above divided by dilutive shares outstanding
•	Non-GAAP adjusted EBITDA represents net (loss) income adjusted to exclude (1) interest expense, (2) income tax provision (benefit), (3) depreciation and amortization, (4) amortization of intangible assets, (5) stock-based compensation expense, (6) amortization of debt issuance costs, (7) other expense (income), net, (8) impairment charges or asset write-offs, and (9) costs related to public stock offerings.
•	Free cash flow represents cash flow from operations less capital expenditures.

Management believes that these non-GAAP financial measures, when viewed with our results under U.S. GAAP and the accompanying reconciliations, provide useful information about our period-over-period growth and provide additional information that is useful for evaluating our operating performance and manage the cash needs of our business. Additionally, management believes that these non-GAAP financial measures provide a more meaningful comparison of our operating results against those of other companies in our industry, as well as on a period to-period basis, because these measures exclude items that are not representative of our operating performance, such as amortization of intangible assets, interest expense and fair value adjustments to the interest rate swap. Management believes that including these costs in our results of operations results in a lack of comparability between our operating results and those of our peers in the industry, the majority of which are not highly leveraged and do not have comparable amortization costs related to intangible assets. However, non-GAAP gross margin, non-GAAP adjusted operating income, non-GAAP adjusted net income, non-GAAP adjusted net income per share, non-GAAP adjusted EBITDA and free cash flow are not measures of financial performance under U.S. GAAP and, accordingly, should not be considered as alternatives to gross margin, operating income, net income (loss), and cash flows provided by operations as indicators of operating performance.

A reconciliation of GAAP to Non-GAAP financial measures has been provided in the financial statement tables included in the press release

The table below provides reconciliations between the non-GAAP financial measures discussed above to the comparable U.S. GAAP measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gross profit	$37,543	$39,199	$72,824	$77,990
Gross margin	69.8%	73.5%	69.7%	73.8%
Cost of revenue – stock-based compensation expense	92	37	200	108
Cost of revenue – amortization of intangible assets	3,089	3,310	6,398	6,619
Non-GAAP Gross profit	$40,723	$42,546	$79,422	$84,717
Non-GAAP Gross margin	75.7%	79.8%	76.0%	80.1%
Income from operations	$(13,044)	$2,062	$(18,760)	$3,715
Stock-based compensation expense	1,691	1,899	3,036	3,871
Amortization of intangible assets	6,937	7,159	14,094	14,315
Impairment on capitalized software	8,377	—	8,377	—
Costs related to public stock offerings	—	3	—	57
Non-GAAP adjusted Operating income	$3,961	$11,123	$6,747	$21,958
Net (loss ) income before income tax	$(15,652)	$20	$(22,457)	$242
Stock-based compensation expense	1,691	1,899	3,036	3,871
Amortization of intangible assets	6,937	7,159	14,094	14,315
Impairment on capitalized software	8,377	—	8,377	—
Costs related to public stock offerings	—	3	—	57
Costs related to debt repayments	47	—	47	—
Non-GAAP adjusted Net Income before tax	1,400	9,081	3,097	18,485
Non-GAAP Income tax provision	532	3,360	1,177	6,671
Non-GAAP adjusted Net income	$868	$5,721	$1,920	$11,814

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net (loss ) income	$(9,029)	$7	$(14,613)	$490
Interest expense	1,938	2,603	4,074	5,597
Income tax benefit	(6,623)	13	(7,844)	(248)
Depreciation and amortization	4,491	5,256	8,770	10,204
Amortization of intangible assets	6,937	7,159	14,094	14,315
Stock-based compensation expense	1,691	1,899	3,036	3,871
Impairment on capitalized software	8,377	—	8,377	—
Amortization of debt issuance costs	223	574	414	941
Other expense (income), net(1)	447	(1,135)	(791)	(3,065)
Costs related to public stock offerings	—	3	—	57
Non-GAAP adjusted EBITDA	$8,452	$16,379	$15,517	$32,163
Non-GAAP adjusted EBITDA margin	15.7%	30.7%	14.8%	30.4%
Cash flow provided by operations	$17,197	$15,931	$18,725	$21,472
Capital expenditures	(10,100)	(6,322)	(16,271)	(12,006)
Free cash flow	$7,097	$9,609	$2,454	$9,466

(1)	“Other expense (income), net” primarily includes foreign currency transaction gains and losses and fair value adjustments to our interest rate swap which matured as of June 30, 2012.

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

During the six months ended June 30, 2012, there were no material changes to our significant accounting policies from those contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Goodwill Impairment Analysis

At June 30, 2012, we had $215.5 million of goodwill recorded as a result of the Merger that occurred on June 15, 2007. Goodwill is evaluated for impairment on an annual basis (October 1), or more frequently if events or changes in circumstances indicate that an impairment loss may have occurred. Our operations consist of one reporting unit, which is evaluated during each goodwill impairment test.

In the second quarter of 2012, we performed a goodwill impairment test as a result of the continued depressed stock price and our market capitalization relative to net book value.

In accordance with ASC 350, Goodwill and Other, goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its goodwill carrying amount to measure the amount of impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Step 1 of the goodwill impairment test was performed using a combination of a discounted cash flow (“DCF”) analysis and a market-based approach. The forecasted cash flows employed in the DCF analysis were based on our most recent forecast and business plans and represent our best estimate of future results as of June 30, 2012 within a range of possible outcomes. In addition, we made the following assumptions in the DCF analysis: (i) a 5% growth factor to calculate the terminal value of our reporting unit and (ii) a 15% discount rate to calculate the terminal value of our reporting unit, both of which are consistent with rates used in the 2011 annual impairment test. The Step 1 valuation also considered our market capitalization as of the second quarter of 2012, adjusted for an estimated equity control premium of 28%.

Based on the results of our most recent Step 1 goodwill impairment test, we concluded that goodwill was not impaired as of June 30, 2012. However, our most recent goodwill impairment test showed that we could be at risk of recording a goodwill impairment in the future if, for example, our stock price remains at a depressed level or there is a negative change in our future cash flow projections.

If we performed the goodwill impairment test solely based on the outstanding stock price as of June 30, 2012 adjusted for an estimated 28% equity control premium, or if we had used a 1% higher discount rate or projections on the lower end of the range of possible outcomes in our DCF analysis, step 1 of the goodwill impairment test would have failed. We will continue to monitor the judgments and estimates used in the impairment analysis and consider future triggering events to continue to assess the recoverability of our goodwill balance.

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

Results of Operations

The following table sets forth consolidated statements of operations data for each of the periods indicated as a percentage of total revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	30.2%	26.5%	30.3%	26.2%
Gross profit	69.8%	73.5%	69.7%	73.8%
Operating expenses:
Product development	9.8%	9.4%	9.3%	10.5%
Sales and marketing	42.3%	42.2%	45.1%	41.4%
General and administrative	26.4%	18.0%	25.2%	18.4%
Impairment of capitalized software	15.6%	0.0%	8.0%	0.0%
Total operating expenses	94.1%	69.6%	87.6%	70.2%
-	(24.3%)	3.9%	(17.9%)	3.5%
Interest expense	3.6%	4.9%	3.9%	5.3%
Amortization of debt issuance costs	0.4%	1.1%	0.4%	0.9%
Other expense (income), net	0.8%	(2.1%)	(0.8%)	(2.9%)
Net (loss) income before income tax	(29.1%)	0.0%	(21.5%)	0.2%
Income tax (benefit) provision	(12.3%)	0.0%	(7.5%)	(0.2%)
Net (loss) income	(16.8%)	0.0%	(14.0%)	0.5%

Comparison of the Three Months Ended June 30, 2012 and 2011

Revenue

Revenue increased to $53.8 million for the three months ended June 30, 2012, from $53.3 million for the three months ended June 30, 2011. The following table sets forth revenues by our principal markets, Enterprise, Mergers and Acquisitions (“M&A”) and Debt Capital Markets (“DCM”), for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, the percentage increase or decrease between those periods, and the percentage of total revenue that each principal market represented for those periods:

					% Revenue
	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended June 30,
	2012	2011			2012	2011
Enterprise	$23,364	$22,583	$781	3.5%	43.4%	42.3%
M&A	21,483	20,990	493	2.3%	40.0%	39.4%
DCM	8,918	9,763	(845)	(8.7%)	16.6%	18.3%
Total Revenues	$53,765	$53,336	$429	0.8%	100.0%	100.0%

Enterprise — The results for the three months ended June 30, 2012 reflect an increase in Enterprise revenue of $0.8 million or 3.5%, as compared to the three months ended June 30, 2011. The increase in Enterprise revenue for the three month period, as compared to the prior year period, was attributable to a net increase in our customer base.

M&A — The results for the three months ended June 30, 2012 reflect an increase in M&A revenue of $0.5 million, or 2.3%, as compared to the three months ended June 30, 2011. The increase in M&A revenue for the three month period, as compared to the prior year period, was primarily driven by a higher volume of strategic business transactions and market share gains. Although we continue to achieve modest growth in this market, the revenue was adversely impacted by current macroeconomic conditions.

DCM — The results for the three months ended June 30, 2012 reflect a decrease in DCM revenue of $0.8 million, or 8.7%, as compared to the three months ended June 30, 2011. The results in the current period reflect the cumulative impact of customer cancellations and downsells that occurred in prior periods.

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

Cost of Revenue and Gross Margin

The following table presents cost of revenue, gross profit and gross margin for the three months ended June 30, 2012, compared to the three months ended June 30, 2011:

	Three Months Ended June 30,		Increase (Decrease)	% Increase
	2012	2011
Cost of revenue	$16,222	$14,137	$2,085	14.7%
Gross profit	37,543	39,199	(1,656)	(4.2%)
Gross margin	69.8%	73.5%	(3.7%)

The results for the three months ended June 30, 2012 reflect an increase in cost of revenue of $2.1 million, or 14.7% as compared to the three months ended June 30, 2011. The increase in cost of revenue for the three month period, as compared to the prior year period, was attributed primarily to (i) a $1.6 million increase in support and maintenance of servers and related equipment to support expanded capacity and (ii) a $1.2 million increase in headcount-related expenses, primarily salaries for additional personnel, which is in line with the investment strategy of our business. These increases were partially offset by a decrease of $0.4 million of amortization of capitalized development costs, due to certain projects being fully amortized during the current period, as well as a decrease of $0.2 million of amortization of intangible assets, in accordance with the amortization schedule determined at the time of the Merger.

Operating Expenses

Total operating expenses for the three months ended June 30, 2012 increased by approximately $13.5 million, or 36.2%, as compared to the three months ended June 30, 2011. The following table presents the components of operating expenses for the three months ended June 30, 2012, compared to the three months ended June 30, 2011:

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2012	2011
Product development	$5,274	$5,036	$238	4.7%
Sales and marketing	22,742	22,484	258	1.1%
General and administrative	14,194	9,617	4,577	47.6%
Impairment loss on capitalized software	8,377	—	8,377	0.0%
Total operating expenses	$50,587	$37,137	$13,450	36.2%

Product Development — The results for the three months ended June 30, 2012 reflect a $0.2 million, or 4.7% increase in product development expense as compared to the three months ended June 30, 2011. The increase in product development expense during the three month period was primarily driven by the commencement of development activities for new initiatives, partially offset by the capitalization of development expense on our existing platform.

Total product development costs comprise both capitalized software and product development expense. See below for summary of product development costs for the six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2012	2011
Capitalized software	$4,583	$4,805	$(222)	(4.6%)
Product development expense	5,274	5,036	238	4.7%
Total product development costs	$9,857	$9,841	$16	0.2%

For the three months ended June 30, 2012, product development costs totaled $9.9 million, consisting of $4.6 million of capitalized software related to product development enhancements and $5.3 million in product development expense. For the three months ended June 30, 2011, product development costs totaled $9.8 million, consisting of $4.8 million of capitalized software related to product development enhancements and $5.0 million of product development expense. For the three month period, as compared to the prior year period, total product development costs were generally flat compared to the prior year period.

Sales and Marketing — The results for the three months ended June 30, 2012 reflect an increase in sales and marketing expense of $0.3 million, or 1.1%, as compared to the three months ended June 30, 2011. The increase in sales and marketing expense for the three month period, as compared to the prior year period, was primarily driven by an increase of (i) $0.7 million in headcount-related expenses, primarily salaries, bonus and benefits, reflecting additional sales and marketing personnel, (ii) $0.3 million related to marketing programs and initiatives tied to brand awareness, and (iii) $0.2 million related to rent, communications and software licenses to support the increase in additional sales and marketing employees. These increases were partially offset by a net decrease of $0.7 million in travel and entertainment spending.

General and Administrative — The results for the three months ended June 30, 2012 reflect an increase in general and administrative expense of $4.6 million, or 47.6%, as compared to the three months ended June 30, 2011. The increase in general and administrative expense for the three month period, as compared to the prior year period, was primarily driven by an increase of (i) $3.3 million in professional fees primarily related to our strategy review, legal and tax services (ii) $1.1 million in headcount-related expenses, primarily salaries, bonus, and benefits reflecting additional headcount necessary to support the growth strategy of our business and our public company status and (iii) $0.6 million in severance benefits for two of our former executives that separated from the Company during the three months ended March 31, 2012. These increases were partially offset by a net decrease of $0.5 million in stock-based compensation costs, primarily driven by the forfeiture of equity awards granted to the executives noted above who separated from the Company during the three months ended March 31, 2012.

Capitalized Software Impairment — In conjunction with the strategy review conducted during the second quarter of 2012, management initiated a company-wide evaluation of its internal systems. As a result of this initiative, management decided to replace certain server-based systems with SaaS-based solutions, resulting in an impairment of certain internal-use capitalized software. Accordingly, we recorded an impairment loss on capitalized software of $8.1 million, reducing the carrying value from $8.4 million to $0.3 million during the three months ended June 30, 2012. Additionally, we incurred incremental costs of $0.3 million representing amounts paid to the vendor to terminate the contractual relationship, which were included in the total impairment charge. The total impairment charge of $8.4 million is presented separately on the Consolidated Statement of Operations.

Non-Operating Expenses

The following table presents the components of non-operating expenses for the three months ended June 30, 2012 compared to the three months ended June 30, 2011:

	Three Months EndedJune 30,		Increase (Decrease)	% Increase (Decrease)
	2012	2011
Interest expense	$1,938	$2,603	$(665)	(25.5%)
Amortization of debt issuance costs	$223	$574	$(351)	(61.1%)
Other expense (income), net	$447	$(1,135)	$1,582	*

*	not meaningful

Interest Expense

Interest expense for the three months ended June 30, 2012 decreased by $0.7 million, or 25.5%, compared to the three months ended June 30, 2011. The decrease is primarily due to debt repayments of $15.0 million and $34.6 million in April 2012 and 2011, respectively, towards the outstanding balance on our First Lien Credit Facility.

Amortization of Debt Issuance Costs

Amortization of debt issuance costs for the three months ended June 30, 2012 decreased by $0.4 million, or 61.1%, as compared to the prior year three month period. The decrease was driven by the amortization of certain debt issuance costs related to the proportionate amounts of debt that were repaid.

Other Expense (Income), Net

The major components of “Other expense (income), net” are fair value adjustments to our interest rate swap and foreign currency transaction gains and losses. Other expense, net for the three months ended June 30, 2012 was $0.4 million, primarily driven by an increase of $0.8 million in the fair value of our interest rate swap liability which matured at June 30, 2012 and $1.3 million in foreign currency transaction losses.

Income Tax Provision (Benefit)

Our effective tax rates for the three months ended June 30, 2012 and 2011 of 42.3% and 65.0%, respectively, differ from the U.S Federal statutory tax rate primarily due to stock-based compensation expenses for ISOs and the ESPP that are not tax-deductible, foreign income taxes and state and local income taxes, partially offset by research and development tax credits and tax benefits from ISO disqualifications.

Comparison of the Six Months Ended June 30, 2012 and 2011

Revenue

Revenue decreased to $104.6 million, or 1% for the six months ended June 30, 2012, from $105.7 million for the six months ended June 30, 2011. The following table sets forth revenues by principal market for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, the percentage increase or decrease between those periods, and the percentage of total revenue that each principal market represented for those periods:

			Increase (Decrease)	% Increase (Decrease)	% Revenue
	Six Months Ended June 30,				Six Months Ended June 30,
	2012	2011			2012	2011
Enterprise	$46,624	46,627	(3)	0.0%	44.6%	44.1%
M&A	41,461	41,373	88	0.2%	39.7%	39.1%
DCM	16,465	17,743	(1,278)	(7.2%)	15.7%	16.8%
Total Revenues	$104,550	$105,743	$(1,193)	(1.1%)	100.0%	100.0%

Enterprise — The results for the six months ended June 30, 2012 in Enterprise revenue as compared to the six months ended June 30, 2011.

M&A — The results for the six months ended June 30, 2012 reflect an increase in M&A revenue of $0.1 million, or 0.2%, as compared to the six months ended June 30, 2011. The increase in M&A revenue for the six month period, as compared to the prior year period, reflects a higher volume of strategic business transactions and market share gains. Although we continue to achieve modest growth in this market, the revenue is adversely impacted by current macroeconomic conditions.

DCM — The results for the six months ended June 30, 2012 reflect a decrease in DCM revenue of $1.3 million, or 7.2%, as compared to the six months ended June 30, 2011. The results for the current period reflect the net cumulative impact of cancellations/downsells.

We believe future revenue growth will be driven by the following key trends: expanded geographic focus to establish wider distribution of our services, ongoing investment in our platform to continue to meet customer needs, and increased focus on providing the types of services that generate repeat business and expand our subscription base. Our revenue growth will also be driven by our ability to increase our market share by winning business from our competition and by adding new clients that are not yet taking advantage of services such as ours. We believe that continued investments in our platform and operational infrastructure will allow us to service more clients, including those with larger-scale requirements.

Cost of Revenue and Gross Margin

The following table presents cost of revenue, gross profit and gross margin for the six months ended June 30, 2012 compared to the six months ended June 30, 2011:

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2012	2011
Cost of revenue	$31,726	$27,753	$3,973	14.3%
Gross profit	72,824	77,990	(5,166)	(6.6%)
Gross margin	69.7%	73.8%	(4.1%)

The results for the six months ended June 30, 2012 reflect an increase in cost of revenue of $4.0 million, or 14.3%, as compared to the six months ended June 30, 2011. The increase in cost of revenue for the six month period, as compared to the prior year period, was attributed primarily to (i) an increase of $2.4 million in head count-related expenses, primarily salaries required to support our expanded services requirements and infrastructure, (ii) an increase of $1.9 million increase in support and maintenance of servers and related equipment to support expanded capacity, and (iii) a $0.3 million increase in rent costs primarily due to the expansions of our office locations to support additional headcount. These increases were partially offset by a net decrease of $0.6 million of amortization of capitalized development costs.

Operating Expenses

Total operating expenses for the six months ended June 30, 2012 increased by approximately $17.3 million, or 23.3%, as compared to the six months ended June 30, 2011. The following table presents the components of operating expenses for the six months ended June 30, 2012, compared to the six months ended June 30, 2011:

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2012	2011
Product development	$9,714	$11,105	$(1,391)	(12.5%)
Sales and marketing	47,134	43,727	3,407	7.8%
General and administrative	26,359	19,443	6,916	35.6%
Impairment loss on capitalized software	8,377	—	8,377	0.0%
Total operating expenses	$91,584	$74,275	$17,309	23.3%

Product Development — The results for the six months ended June 30, 2012 reflect a decrease in product development expense of $1.4 million, or 12.5%, as compared to the six months ended June 30, 2011. The decrease in product development expense for the six month period, as compared to prior year period, was primarily driven by (i) a decrease of $0.7 million resulting reduced contractor utilization, (ii) a decrease of $0.4 million in head count-related expenses, largely salaries, in line with our plan to continue to invest in our expanded product portfolio, and (iii) a decrease of $0.3 million in depreciation expense.

Total product development costs comprise both capitalized software and product development expense.

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2012	2011
Capitalized software	$10,352	$8,643	$1,709	19.8%
Product development expense	9,714	11,105	(1,391)	(12.5%)
Total product development costs	$20,066	$19,748	$318	1.6%

For the six months ended June 30, 2012, product development costs totaled $20.1 million, comprised of $10.4 million of capitalized software related to product development enhancements and $9.7 million in product development expense. For the six months ended June 30, 2011, product development costs totaled $19.7 million, comprised of $8.6 million of capitalized software related to product development enhancements and $11.1 million of product development expense. The increase in total product development costs of $0.3 million, or 1.6%, reflects a higher level of spending to support our focus on Enterprise-related and geography-related initiatives as well as increased support and maintenance costs reflecting an expanded product portfolio.

Sales and Marketing — The results for the six months ended June 30, 2012 reflect an increase in sales and marketing expense of $3.4 million, or 7.8%, as compared to the six months ended June 30, 2011. The increase in sales and marketing expense for the six month period, as compared to the prior year period, was primarily driven by (i) an increase of $2.8 million in headcount-related expenses primarily salaries, bonus, and benefits, and (ii) an increase of $1.1 million related to marketing programs and initiatives. The increases were partially offset by a net decrease of $0.7 million in travel and entertainment spending.

General and Administrative — The results for the six months ended June 30, 2012 reflect an increase in general and administrative expense of $7.0 million, or 35.6% as compared to the six months ended June 30, 2011. The increase in general and administrative expense for the six month period, as compared to the prior year period, was primarily driven by (i) an increase of $4.2 million in professional services, primarily related to the strategy review, as well as legal, tax and audit services, (ii) an increase of $3.6 million in headcount-related expenses, primarily salaries, reflecting additional people to support the growth strategy of our business, as well as our public company status, audit fees and costs related to our strategic review, and (iii) an increase of $1.2 million in system support and maintenance costs driven by system improvements and additional licenses to accommodate increased headcount. These increases were partially offset by a decrease of $1.6 million in stock-based compensation costs, driven by an increase in equity-based awards issued during the current year, as compared to prior year.

Capitalized Software Impairment — In conjunction with the strategy review conducted during the second quarter of 2012, management initiated a company-wide evaluation of its internal systems. As a result of this initiative, management decided to replace certain server-based systems with SaaS-based solutions, resulting in an impairment of certain internal-use capitalized software. Accordingly, we recorded an impairment loss on capitalized software of $8.1 million, reducing the carrying value from $8.4 million to $0.3 million during the three months ended June 30, 2012. Additionally, we incurred incremental costs of $0.3 million representing amounts paid to the vendor to terminate the contractual relationship, which were included in the total impairment charge. The total impairment charge of $8.4 million is presented separately on the Consolidated Statement of Operations.

Non-Operating Expenses

The following table presents the components of non-operating expenses for the six months ended June 30, 2012 compared to the six months ended June 30, 2011:

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2012	2011
Interest expense	$4,074	$5,597	$(1,523)	(27.2%)
Amortization of debt issuance costs	$414	$941	$(527)	(56.0%)
Other expense (income), net	$(791)	$(3,065)	$2,274	(74.2%)

Interest Expense

Interest expense for the six months ended June 30, 2012 decreased by $1.5 million, or 27.2%, compared to the six months ended June 30, 2011. The decrease was primarily driven by total debt repayments of $49.6 million of our outstanding debt on our First Lien Credit Facility of $15.0 million in April 2012 and $34.6 million in April 2011.

Amortization of Debt Issuance Costs

Amortization of debt issuance costs for the six months ended June 30, 2012 decreased by $0.5 million, or 56.0%, as compared to the prior year six month period, The decrease was driven by the amortization of certain debt issuance costs related to the proportionate amounts of debt that were repaid.

Other Expense (Income), Net

The major components of other expense (income), net are fair value adjustments to our interest rate swap and foreign currency transaction gains and losses. Other income, net for the six months ended June 30, 2012 was $0.8 million, primarily driven by a decrease of $0.5 million in the fair value of our interest rate swap liability and $1.8 million in foreign currency transaction losses. Other income, net for the six months ended June 30, 2011 was $3.1 million, primarily driven by the decrease of $2.0 million in the fair value of our interest rate swap liability, partially offset by $1.1 million in foreign currency transaction losses.

Income Tax Provision (Benefit)

Our effective tax rates for the six months ended June 30, 2012 and 2011 of 34.9% and (102.5%), respectively, differ from the U.S Federal statutory tax rate primarily due to stock-based compensation expenses for ISOs and the ESPP that are not tax-deductible, foreign income taxes and state and local income taxes, partially offset by research and development tax credits and tax benefits from ISO disqualifications.

Cash Flows

	Six Months Ended June 30,
	2012	2011
Cash and cash equivalents	$35,423	$50,467
Cash provided by operating activities	18,725	21,472
Cash used in investing activities	(14,681)	(12,006)
Cash provided by (used in) financing activities	(15,199)	1,225
Effect of exchange rates on cash and cash equivalents	(116)	186
Net (decrease) increase in cash and cash equivalents	$(11,271)	$10,877

Operating Activities

Cash flows provided by operating activities during the six months ended June 30, 2012 were $18.7 million, primarily as a result of $10.2 million in cash generated by operations and a net increase in our operating assets and liabilities of $8.5 million. The net increase in operating assets and liabilities primarily consisted of: (i) a $2.4 million increase in prepaid expenses and other assets primarily related to the timing of contractual and statutory obligations, (ii) $1.3 million increase in accounts receivable, offset by $2.5 million increase in deferred revenue, primarily driven by an increase in business activity for the period resulting in higher invoicing, and (iii) an increase of $8.0 million of account payable due to timing of payments and

(iv) an increase of $1.6 million of accrued expenses and other liabilities primarily driven by timing of payments. Additionally, cash flows provided by operating activities during the six months ended June 30, 2012 of $18.7 million consisted of a net loss of $14.6 million plus the impact of non-cash items including amortization of intangible assets of $14.1 million, depreciation and amortization of $8.8 million, impairment on capitalized software of $8.4 million, non-cash stock-based compensation of $3.0 million, partially offset by an realized gain on the interest rate swap of $1.5 million.

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

Investing Activities

Cash used in investing activities for the six months ended June 30, 2012 and 2011 was $14.7 million and $12.0 million, respectively. Cash used in investing activities included purchases of investments during the six months ended June 30, 2012 of $24.1 million consisting primarily of commercial paper and corporate bonds. Maturity of investments during the six months ended June 30, 2012 totaled $25.7 million. Cash used in investing activities related to capital expenditures for infrastructure during the six months ended June 30, 2012 and 2011 was $5.9 million and $3.4 million, respectively. Investments in capitalized software development costs for the six months ended June 30, 2012 and 2011 were $10.4 million and $8.6 million, respectively. We anticipate capital expenditures and investments in our software development may increase in future periods, in line with our growth strategy. Capital expenditures, including capital software, are currently restricted to $35.0 million on an annual basis, under the covenants of our First Lien Credit Facility.

Financing Activities

Cash flows used in financing activities for the six months ended June 30, 2012 were $15.2 million, primarily due to $15.7 million of debt repayments made during the six months ended June 30, 2012, including our mandatory quarterly debt repayments and the voluntary prepayment on our First Lien Credit Facility made in April 2012.

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

The term loans under the First Lien Credit Agreement, as amended, bear interest at the higher of the Eurodollar Rate (as defined in the credit agreement) or 1.50% plus 4.25% per annum, which was 5.75% at June 30, 2012. Interest payments on the First Lien Credit Facility are due on the last business day of each month. The First Lien Credit Facility also provides for a $15.0 million revolving line of credit, of which $12.9 million was unused as of June 30, 2012. As of June 30, 2012, $1.3 million of the revolving line of credit was reserved for standby letters of credit for several of our operating lease agreements related to our various office locations. Additionally, $0.8 million of the revolving line of credit was reserved for a standby letter of credit related to our corporate charge card utilized by executives and certain other employees.

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

Additionally, in July 2007, we entered into an interest rate swap agreement to fix the interest rate on our variable rate debt at 5.43% on a beginning notional amount of $170.0 million. The notional amount amortizes over a period ending June 30, 2012. In March 2009, in conjunction with the elections made on the First and Second Lien Credit Facilities variable rate bases (from three-month LIBOR to one-month LIBOR, and quarterly interest payments to monthly), we amended the interest rate swap agreement to mirror the terms of the First and Second Lien Credit Facilities. The fixed rate payable on the interest rate swap was also revised from 5.43% to 5.25%, which was the rate in effect at June 30, 2012 and 2011. The variable rate receivable is based on one-month LIBOR. Our interest rate swap agreement matured on June 30, 2012. We recognized a gain on the interest rate swap of $1,455 for the six months period ended June 30, 2012 which is included in “Other expense (income), net” on the Consolidated Statement of Operations.

Prior to the repayment of our Second Lien Credit Facility during the year ended December 31, 2010, the Second Lien Credit Facility provided for two tranches of term loans. Tranche B in the amount of $30.0 million and Tranche C in the amount of $35.0 million. Tranche B bore interest at the rate of 11.0% per annum and Tranche C bore interest at the Eurodollar Rate plus 5.75%, which was 6.1% at June 30, 2011.

Prior to the repayment of our PIK Loan during the year ended December 31, 2010, the PIK Loan provided for loans in the amount of $75.0 million and bore interest at a rate of 13.0% at June 30, 2011. During the three months ended March 31, 2010, we elected to pay the quarterly interest of $3.2 million in cash.

Cash paid for interest on the loans described above, during the six months ended June 30, 2012 and 2011, was $4.1 million and $5.6 million, respectively.

Due to the continued positive operating performance of our business and the absence of any acquisition activity, we have not needed to borrow additional amounts under our credit facilities or obtain additional financing to fund operations and capital expenditures.

Liquidity and Capital Resources

We currently use the net cash generated from operations to fund our working capital needs and our capital expenditure requirements. Our available financing arrangements include a $15.0 million revolving line of credit, of which $12.9 million is available to us as of June 30, 2012. At June 30, 2012, we had approximately $35.4 million in cash and cash equivalents, $34.2 million in short-term investments, and $39.2 million in accounts receivable, net of allowance for doubtful accounts and credit reserve. We believe that we have sufficient cash resources to continue operations for at least the next 12 to 24 months.

In connection with our initial public stock offering in August 2010 and the exercise by the underwriters of the related over-allotment option shortly thereafter, we received total net proceeds of approximately

$144.8 million after deducting underwriting discounts and commissions. In December 2010, in connection with our follow-on public stock offering, we received net proceeds of $38.0 million after deducting underwriting discounts and commissions. In April 2011, in connection with our follow-on public stock offering we received net proceeds of $34.6 million after deducting underwriting discounts and commissions. We used substantially all of the net proceeds from our public stock offerings to repay indebtedness. We used the net proceeds from our initial public stock offering to first reduce our outstanding indebtedness under the PIK Loan, with a portion of the remaining proceeds, as well as the proceeds from the underwriters’ exercise of their over-allotment option, to repay Tranche B and Tranche C of the Second Lien Credit Facility, on a pro rata basis. The net proceeds from the December follow-on public stock offering were used to pay the remaining outstanding balance of the Second Lien Credit Facility. The net proceeds from the April follow-on public stock offering were used to prepay a portion of the amount outstanding under our First Lien Credit Facility. Subsequently, in April 2012, we voluntarily repaid $15 million of outstanding indebtedness. This overall reduction of our outstanding indebtedness has significantly reduced the total interest expense we expect to pay on this indebtedness in future periods.

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

Our corporate credit ratings and outlooks as of June 30, 2012, are summarized in the table below.

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

On May 16, 2012, Standard & Poor's Rating Services placed all of our ratings including our ‘BB-' corporate credit rating, on CreditWatch with negative implications. Changes in our credit rating could adversely impact the interest rates on our First Lien Credit Facility. Provided that at any time our corporate credit rating is B1 (stable) from Moody’s and at least B+ (stable) from Standard & Poor’s our Eurodollar rate margin will be 4.25%. If our credit rating were to decline our Eurodollar rate margin would increase to 4.50%.

Contractual Obligations and Commitments

The following table sets forth, as of June 30, 2012, certain significant cash obligations that will affect our future liquidity.

	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 years
Long-term debt, including current portion	$76,751	$1,030	$75,687	$34	$—
Interest on long-term debt	9,163	4,595	4,564	4	—
Operating leases	27,241	4,748	7,557	5,334	9,602
Third-party hosting commitments	6,778	4,601	2,177	—	—
Other contractual commitments (including interest)	2,240	901	1,301	38	—

	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 years
Total	$122,173	$15,875	$91,286	$5,410	$9,602

Long-Term Debt and Interest on Long-Term Debt

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

We also occupy space in Amsterdam, London, Chicago, São Paolo, Hong Kong, Frankfurt, Sydney, Melbourne, Paris and San Francisco for our sales and services activities. We believe that our facilities are adequate for our current needs; however, we may obtain additional office space to house additional services personnel in the near future, and we may require other additional office space as our business grows.

Our commitments to our third-party hosting provider expire in December 2013. Our hosting obligations are largely impacted by service expansion requirements in line with the growth of our business.

Uncertain Tax Positions

Tax reserves for uncertain tax positions of $3.4 million (including interest and penalties of $0.1 million) are included within “Other long term liabilities” on the June 30, 2012 consolidated balance sheet.

Unrecognized tax benefits totaled $3.3 million and $3.2 million at June 30, 2012 and December 31, 2011, respectively. We do not expect that the June 30, 2012 balance of unrecognized tax benefits will significantly increase or decrease over the next twelve months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities beyond the next twelve months, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting our company, see Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Our exposure related to market risk has not materially changed from that disclosed in such Annual Report.

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

1934 Exchange Act Class Action.  On December 5, 2011, we became aware of a purported class action lawsuit filed in the U.S. District Court for the Southern District of New York (the “SDNY” or the “Court”) against the Company and certain of its current and former executive officers. The complaint (the “Wallace Complaint”) alleges that the defendants made false and misleading statements or omissions in violation of the Securities Exchange Act of 1934. The plaintiff seeks unspecified compensatory damages for the purported class of purchasers of our common stock during the period from February 17, 2011 through November 10, 2011 (the “Allegation Period”). On December 27, 2011, a second purported class action complaint (the “Thaler Complaint”), which makes substantially the same claims as, and is related to, the Wallace Complaint, was filed in the SDNY against us and certain of our current and former executive officers seeking similar unspecified compensatory damages for the Allegation Period. On April 3, 2012, the Court consolidated the actions and appointed Plumbers and Pipefitters National Pension Fund as lead plaintiff, and also appointed lead counsel in the consolidated action (“Consolidated Exchange Act Class Action”). On June 15, 2012, lead plaintiff filed an amended complaint (the “Consolidated Class Action Complaint”). In addition to the original allegations made in the Wallace Complaint, the Consolidated Class Action Complaint alleges that the Company, certain of its current and former officers and directors, and the underwriters in IntraLinks’ April 6, 2011 stock offering (the “Secondary Offering”) issued a registration statement and prospectus in connection with the Secondary Offering that contained untrue statements of material fact or omitted material information required to be stated therein in violation of the Securities Act of 1933. The Defendants’ filed their motion to dismiss the action on July 31, 2012, and lead plaintiff’s opposition to the Defendant’s motion is due September 17, 2012. Defendants’ reply is due on October 10, 2012. We believe that these claims are without merit and intend to defend these lawsuits vigorously.

Shareholder Derivative Actions.  On December 28, 2011, a shareholder derivative complaint was filed in the SDNY against us and certain of our current and former directors. The complaint (the “Dixon Complaint” or the “Dixon Action”) alleges that the defendants breached their fiduciary duties by causing the Company to issue materially false and misleading statements about the Company’s business prospects, financial condition and performance during the same Allegation Period alleged in the Wallace Complaint and the Thaler Complaint. On April 16, 2012, the Court approved the parties’ stipulation agreeing to stay all proceedings in the Dixon Action, including discovery, until the Court renders a decision on the defendants' anticipated motion to dismiss the Consolidated Class Action. On April 16, 2012, a second shareholder derivative complaint (the “Horbal Complaint” or the “Horbal Action”) was filed in the Supreme Court of the State of New York in New York County (“New York State Court”) against the Company and certain of our current and former directors and officers. The Horbal Complaint, which alleges that the defendants breached their fiduciary duties by causing us to issue materially false and misleading statements about our business operations and financial condition during the Allegation Period, makes substantially the same claims as, and is related to, the Dixon Complaint, except that it alleges violations of state law. On April 24, 2012, one of the director defendants removed the Horbal Action to the SDNY, and on May 7, 2012, it was assigned to the same judge as in the Dixon Action. On May 22, 2012, plaintiff in the Horbal Action moved to remand the case to state court. On June 8, 2012, defendant filed an opposition to remand, and Plaintiff filed his reply on June 15, 2012. Plaintiff’s motion to remand has been fully briefed and is pending before the court. We believe the claims in these derivative actions are without merit and intend to defend these lawsuits vigorously.

1933 Securities Act Class Action.  On May 1, 2012, we became aware of a purported class action complaint (the “Iron Workers Complaint” or “Iron Workers Action”) filed in the Supreme Court of the State of New York in New York County against the Company, certain of the Company’s current and former directors and officers, and the underwriters for the Company’s April 6, 2011 public offering of common stock (the “Offering”). The Iron Workers Complaint alleges, among other things, that the registration statement for the Offering contained false and misleading statements about the Company’s business, operations and management in violation of the Securities Act of 1933. The Iron Workers Complaint makes substantially the same allegations as, and is related to, the Wallace Complaint, except that the purported class is limited to those who purchased securities in the Offering. On May 9, 2012, the Company removed the Iron Workers Action to the SDNY and requested that it be assigned to the same judge as in the Consolidated Class Action. On June 8, 2012, plaintiff in the Iron Workers Action filed a motion to remand the case to state court. On June 19, 2012, plaintiff filed a notice of voluntarily dismissal of the complaint without prejudice, and the action is no longer pending.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 **	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 **	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Calculation Linkbase Document
101.LAB+	XBRL Taxonomy Label Linkbase Document
101.PRE+	XBRL Taxonomy Presentation Linkbase Document
101.DEF+	XBRL Taxonomy Definitions Linkbase Document

*	Filed herewith.
+	Attached as Exhibits 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Comprehensive (Loss) Income, (iv) the Consolidated Statement of Cash Flows and (v) related notes to these financial statements.

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

INTRALINKS HOLDINGS, INC.

Date: August 9, 2012	By: /s/ RONALD W. HOVSEPIAN Ronald W. Hovsepian President and Chief Executive Officer (Principal Executive Officer)
Date: August 9, 2012	By: /s/ ANTHONY PLESNER Anthony Plesner Chief Financial Officer and Chief Administrative Officer (Principal Financial and Accounting Officer)