Form 10-Q
period 2012-09-30
IntraLinks Holdings, Inc.
filed 2012-11-08
CIK 1488075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2012
Common Stock, par value $.001 per share	55,139,372

INTRALINKS HOLDINGS, INC
QUARTERLY REPORT ON FORM 10-Q
For the quarter ended September 30, 2012

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
IntraLinks®, IntraLinks ExchangeSM, IntraLinks DesignerSM, IntraLinks CourierSM, IntraLinks DealspaceSM, IntraLinks ConnectSM and Extended Enterprise™ and other trademarks and service marks of IntraLinks appearing in this Quarterly Report are the property of IntraLinks. Other trademarks or service marks that may appear in this Quarterly Report are the property of their respective holders. Solely for convenience, the trademarks and trade names in this Quarterly Report are referred to without the ®, ™ and SM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.
Forward-Looking Statement Safe Harbor
Some of the statements in this Quarterly Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to our operations and are based on our current expectations, estimates and projections. Words such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “predict,” “potential,” “continue,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “goals,” “in our view” and similar expressions are used to identify these forward-looking statements. The forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about our internal control over financial reporting, our results of operations and financial condition and our plans, strategies and developments. Forward-looking statements are only predictions and as such, are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events or our future financial performance that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Many of the reasons for these differences include changes that occur in our continually changing business environment and other important factors. These risks, uncertainties and other factors are more fully described in Part I, “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this and previously filed Forms 10-Q and Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 21, 2012. You are strongly encouraged to read those sections carefully as the occurrence of the events described therein and elsewhere in this report could materially harm our business. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these statements speak only as of the date they were made and, except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
INTRALINKS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and per Share Data)
(unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$31,076	$46,694
Accounts receivable, net of allowances of $2,638 and $2,149, respectively	36,877	38,895
Investments	35,057	36,120
Deferred taxes	7,782	12,711
Prepaid expenses	7,394	4,238
Other current assets	4,072	4,567
Total current assets	122,258	143,225
Fixed assets, net	10,856	7,635
Capitalized software, net	27,007	30,287
Goodwill	215,478	215,478
Other intangibles, net	112,305	132,233
Other assets	1,389	1,483
Total assets	$489,293	$530,341
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,322	$4,934
Accrued expenses and other current liabilities	21,023	19,846
Deferred revenue	40,719	40,309
Total current liabilities	65,064	65,089
Long term debt	75,482	91,164
Deferred taxes	22,918	39,384
Other long term liabilities	4,630	2,874
Total liabilities	168,094	198,511
Commitments and contingencies (Note 14)
Stockholders' equity:
Undesignated Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2012 and December 31, 2011	—	—
Common Stock, $0.001 par value; 300,000,000 shares authorized; 55,132,070 and 54,248,178 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	55	54
Additional paid-in capital	417,207	411,781
Accumulated deficit	(95,928)	(80,056)
Accumulated other comprehensive (loss) income	(135)	51
Total stockholders' equity	321,199	331,830
Total liabilities and stockholders' equity	$489,293	$530,341

 The accompanying notes are an integral part of these consolidated financial statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and per Share Data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$54,753	$54,319	$159,303	$159,955
Other Revenue	—	507	—	614
Total Revenue	54,753	54,826	159,303	160,569
Cost of revenue	15,209	14,439	46,935	42,192
Gross profit	39,544	40,387	112,368	118,377
Operating expenses:
Product development	5,359	3,587	15,073	14,692
Sales and marketing	23,526	23,734	70,659	67,461
General and administrative	12,453	10,292	38,812	29,735
Impairment of capitalized software	—	—	8,377	—
Total operating expenses	41,338	37,613	132,921	111,888
(Loss) income from operations	(1,794)	2,774	(20,553)	6,489
Interest expense	1,171	2,552	5,245	8,146
Amortization of debt issuance costs	177	214	591	1,155
Other expense (income), net	(689)	515	(1,478)	(2,547)
Net (loss) before income tax	(2,453)	(507)	(24,911)	(265)
Income tax (benefit)	(1,194)	(1,271)	(9,039)	(1,519)
Net (loss) income	$(1,259)	$764	$(15,872)	$1,254
Net (loss) income per common share
Basic	$(0.02)	$0.01	$(0.29)	$0.02
Diluted	$(0.02)	$0.01	$(0.29)	$0.02
Weighted average number of shares used in calculating net (loss) income per share
Basic	54,391,089	53,912,637	54,291,683	53,140,869
Diluted	54,391,089	54,645,578	54,291,683	54,396,333

The accompanying notes are an integral part of these consolidated financial statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In Thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30 2012	September 30 2011	September 30 2012	September 30 2011
Net (loss) income	$(1,259)	$764	$(15,872)	$1,254
Foreign currency translation adjustments, net of tax	39	72	(186)	(124)
Total other comprehensive loss, net of tax	39	72	(186)	(124)
Comprehensive (loss) income	$(1,220)	$836	$(16,058)	$1,130

The accompanying notes are an integral part of these consolidated financial statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(unaudited)

	Nine Months Ended September 30,
	2012	2011
Net (loss) income	$(15,872)	$1,254
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	13,502	15,401
Stock-based compensation expense	4,831	6,765
Amortization of intangible assets	19,928	21,472
Amortization of deferred costs	1,335	1,155
Provision for bad debts and customer credits	1,443	642
Loss on disposal of fixed assets	16	227
Impairment of capitalized software	8,377	—
Change in deferred taxes	(11,537)	(1,518)
Gain on interest rate swap	(1,455)	(3,098)
Currency remeasurement loss	465	357
Changes in operating assets and liabilities:
Accounts receivable	330	(5,826)
Prepaid expenses and other current assets	(2,682)	(2,894)
Other assets	(680)	813
Accounts payable	(1,612)	(1,274)
Accrued expenses and other liabilities	4,307	(1,962)
Deferred revenue	486	3,601
Net cash provided by operating activities	21,182	35,115
Cash flows from investing activities:
Capital expenditures	(5,462)	(4,519)
Leasehold improvements reimbursed by landlord	(1,420)	—
Capitalized software development costs	(14,676)	(14,414)
Purchase of short-term investments	(31,346)	(20,459)
Maturity of short-term investments	31,820	—
Net cash used in investing activities	(21,084)	(39,392)
Cash flows from financing activities:
Proceeds from exercise of stock options	29	1,347
Proceeds from issuance of common stock	447	1,091
Offering costs paid in connection with initial public offering and follow-on offerings	—	(516)
Proceeds from follow-on offering, net of underwriting discounts and commissions	—	35,003
Repayments of outstanding financing arrangements	(300)	—
Repayments of outstanding principal on long-term debt	(15,656)	(35,412)
Net cash (used in) provided by financing activities	(15,480)	1,513
Effect of foreign exchange rate changes on cash and cash equivalents	(236)	(56)
Net (decrease) in cash and cash equivalents	(15,618)	(2,820)
Cash and cash equivalents at beginning of period	46,694	50,467
Cash and cash equivalents at end of period	$31,076	$47,647

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
In the opinion of management, the accompanying unaudited consolidated financial data contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented. The Company’s historical results are not necessarily indicative of future operating results, and the results for the nine months ended September 30, 2012 are not necessarily indicative of results to be expected for the full year or for any other period.
2. Summary of Significant Accounting Policies
During the nine months ended September 30, 2012, there were no material changes to the Company’s significant accounting policies from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
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
3. Investments and Fair Value Measurements
During the nine months ended September 30, 2012, the Company invested $6,384 and $24,962 in commercial paper and corporate bonds, respectively. During the nine months ended September 30, 2012, $10,500, $19,320 and $2,000 of commercial paper, corporate bonds and agency bonds, respectively, that were purchased in 2011 matured. Of the amounts that matured during the period, $1,300 of commercial paper was classified in “Cash and cash equivalents” within the Consolidated Balance Sheet due to the maturity being less than 90 days. The Company has classified its short-term investments in commercial paper and corporate bonds as held-to-maturity and as such, has recorded them at amortized cost. Interest earned on these debt securities is recorded to “Other expense (income), net” within the Consolidated Statements of Operations. The gross unrecognized holding gains and losses for the three and nine months ended September 30, 2012 were not material.
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
During September 2011, the Company utilized $22,459 of funds from its money market account to purchase commercial paper and corporate bonds, of which $2,000 of commercial paper was classified in “Cash and cash equivalents” within the Consolidated Balance Sheet due to the maturity being less than 90 days. Interest earned on debt securities is recorded to “Interest Expense, net” within the Consolidated Statement of Operations. The Company is classifying these short-term investments as held-to-maturity and has recorded them at amortized cost.
The following table summarizes these short-term investments as of September 30, 2012:

Security Type	Maturity	Consolidated Balance Sheet Classification	Amortized Cost	Interest	Carrying Amount
Commercial Paper	250 to 269 Days	Investments (short-term)	$6,388	$—	$6,388
Corporate Notes	168 to 366 Days	Investments (short-term)	26,669	305	26,974
Agency Bonds	366 days	Investments (short-term)	2,000	2	2,002
Total			$35,057	$307	$35,364
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

•	Level 3: Fair value measurement of the asset or liability using unobservable inputs that reflect the Company’s own assumptions regarding the applicable asset or liability.
During the nine months ended September 30, 2012, there were no other transfers in or out of the Company’s Level 1 or Level 2 assets or liabilities.
The following table summarizes the assets measured at fair value on a recurring basis as of September 30, 2012:

	Total	Level 1	Level 2	Level 3
Asset:
Money market funds as cash equivalents	$4,655	4,655	—	—
The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Total	Level 1	Level 2	Level 3
Asset:
Money market funds as cash equivalents	$7,197	7,197	—	—
Liability:
Interest rate swap(a)	$1,455	—	1,455	—

(a)	Based on one-month U.S. Dollar LIBOR index, inclusive of a $23 credit valuation adjustment (see Note 10).

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

4. Goodwill and Other Intangibles
Goodwill
At September 30, 2012, the Company had $215,478 of goodwill recorded as a result of the Merger that occurred on June 15, 2007. Goodwill is evaluated for impairment on an annual basis (October 1), or more frequently if events or changes in circumstances indicate that an impairment loss may have occurred. The Company’s operations consist of one reporting unit, which is evaluated during each goodwill impairment test.
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
Based on the results of the Company’s most recent Step 1 goodwill impairment test, management concluded that goodwill was not impaired as of June 30, 2012. However, the Company’s most recent goodwill impairment test showed that the Company could be at risk of recording a goodwill impairment in the future if, for example, the Company’s stock price remained at a depressed level or the Company has a negative change in its future cash flow projections.
During the third quarter of 2012, the Company did not observe any further events or circumstances subsequent to its analysis that would reduce the fair value of the reporting unit below the carrying amounts as of September 30, 2012.
As of September 30, 2012, Other intangibles consists of the following:

	Definite – Lived Intangible Assets
	Developed Technology	Customer Relationships	Contractual Backlog	Trade Name	Non-Compete Agreement	Total
Acquired value at June 15, 2007	$132,369	$141,747	$9,219	$14,618	$728	$298,681
Amortization	(86,591)	(64,378)	(9,219)	(5,532)	(728)	(166,448)
Net book value at December 31, 2011	$45,778	$77,369	$—	$9,086	$—	$132,233
Amortization	(8,383)	(10,631)	—	(914)	—	(19,928)
Net book value at September 30, 2012	$37,395	$66,738	$—	$8,172	$—	$112,305
Total intangible amortization expense is classified in each of the operating expense categories for the periods included below as follows:

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenue	$1,986	$3,309	$8,383	$9,927
Sales and marketing	3,544	3,544	10,631	10,631
General and administrative	304	304	914	914
Total	$5,834	$7,157	$19,928	$21,472
Estimated intangible amortization expense on an annual basis for the succeeding five years is as follows:

For the year ending December 31,	Amount
2012 (remainder)	$5,834
2013	23,335
2014	23,335
2015	23,335
2016	23,335
Thereafter	13,131
Total	$112,305
5. Fixed Assets
Fixed assets consisted of the following at:

	September 30, 2012	December 31, 2011
Computer and office equipment and software	$26,409	$21,586
Furniture and fixtures	1,908	1,515
Leasehold improvements	3,605	1,939
Total fixed assets	31,922	25,040
Less: Accumulated depreciation and amortization	(21,066)	(17,405)
Fixed assets, net	$10,856	$7,635
The Company holds fixed assets in five locations: the United States, United Kingdom, Brazil, Germany and the Netherlands. No country outside of the United States holds greater than 10% of the Company’s total fixed assets. Depreciation expense relating to fixed assets for the three and nine months ended September 30, 2012 was $1,384 and $3,657, respectively compared to $1,488 and $4,465 for the three and nine months ended September 30, 2011, respectively.
6. Capitalized Software
Capitalized software consisted of the following at:

	September 30, 2012	December 31, 2011
Capitalized software	$80,095	$65,152
Less: Impairment on capitalized software	(8,377)	—
Less: Accumulated amortization	(44,711)	(34,865)
Capitalized software, net	$27,007	$30,287

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
During the second quarter of 2012, management initiated a business strategy review to explore long-term growth opportunities. The objective was to assess the competitive environment, identify the most attractive market opportunities and further develop the Company’s execution strategy. In conjunction with this strategy review, management also initiated a company-wide evaluation of its internal systems, to determine whether certain internal server-based systems should be replaced by SaaS-based solutions. Management’s evaluation indicated that the carrying value of certain internal-use capitalized software exceeded its fair value. As such, the Company completed a valuation assessment, utilizing the cost replacement method, and concluded that this internal-use capitalized software is not fully recoverable and should be written down to its fair value which approximated $338. Accordingly, the Company recorded an impairment loss on capitalized software of $8,377 during the three months ended June 30, 2012. This impairment charge included the reduction of the carrying value from $8,449 to $338, as well as incremental costs of $266 representing amounts paid to the vendor to terminate the contractual relationship. The total impairment charge of $8,377 is presented separately on the Consolidated Statement of Operations.
Amortization expense of capitalized software for the three and nine months ended September 30, 2012 was $3,347 and $9,845, respectively, compared to $3,709 and $10,936 for the three and nine months ended September 30, 2011, respectively.
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at:

	September 30, 2012	December 31, 2011
Sales commissions and bonuses	$8,177	$8,664
Interest rate swap	—	1,455
Current portion of long-term debt	1,030	1,191
Professional fees	2,200	1,663
Deferred rent	313	235
Accrued vacation	1,580	395
Other accrued expenses	7,723	6,243
Total accrued expenses and other current liabilities	$21,023	$19,846
8. Income Tax
The Company’s effective tax rates for the three and nine months ended September 30, 2012 were 48.7% and 36.3%, respectively. These rates differ from the U.S. Federal statutory tax rate due primarily to stock-based compensation expenses for incentive stock options (ISOs) and the Employee Stock Purchase Plan (ESPP) that are not tax-deductible, foreign income taxes and state and local income taxes, offset by state research and development tax credits and tax benefits from ISO disqualifications.
The Company’s effective tax rates for the three and nine months ended September 30, 2011 were 250.8% and 573.2%, respectively. These rates differ from the U.S. Federal statutory tax rate due primarily to the low level of book income relative to the amounts of book-to-tax adjustments, stock-based compensation expenses for ISOs and the ESPP that are not tax-deductible, foreign income taxes and state and local income taxes, partially offset by U.S. Federal and state research and development tax credits and tax benefits from disqualifying dispositions of ISOs and ESPP stock.
The Company is currently undergoing an audit by the U.S. Internal Revenue Service (“IRS”) of its U.S. Federal income tax returns for the years ended December 31, 2006 through 2009. On October 31, 2012, the Company received a 2008 Notice of Proposed Adjustment from the IRS disallowing approximately $15.6 million foreign branch losses on the basis that they constitute dual consolidated losses in the U.S. and the IRS is asserting that Company is not entitled to reasonable cause relief for late election filings. The Company disagrees with the IRS proposed adjustment and plans to appeal. The Company believes that its position is more-likely-than-not sustainable and that it will ultimately prevail. Accordingly, no uncertain tax position reserves have been recorded in respect of this matter.

The Company is currently undergoing a New York State sales tax audit for the years 2008 through 2012. At this time, the Company does not expect the results of the sales tax audit to have a material impact on the Company's financial statements.
Unrecognized tax benefits totaled $3,300 and $3,161 at September 30, 2012 and December 31, 2011, respectively. Management does not expect that the balance of unrecognized tax benefits will significantly increase or decrease over the next twelve months.
The Company’s tax reserves for uncertain tax positions of $3,431 (including interest and penalties of $131) are included within “Other long term liabilities” on the September 30, 2012 Consolidated Balance Sheet.
9. Debt
Long-term debt consisted of the following at:

	September 30, 2012	December 31, 2011
First Lien Credit Agreement (“First Lien Credit Facility”)	$75,924	$91,580
Other financing arrangements	588	775
Less: current portion (First Lien Credit Facility)	(821)	(982)
Less: current portion (Other financing arrangements)	(209)	(209)
Total long-term debt	$75,482	$91,164
Based on available market information, the estimated fair value of the Company’s First Lien Credit Facility was approximately $76,937 and $90,082 as of September 30, 2012 and December 31, 2011, respectively. These fair value measurements were determined using Level 2 observable inputs, as defined in Note 3. The estimated fair value of the Company’s other financing arrangements approximates the carrying value at each reporting period.
First Lien Credit Facility
The First Lien Credit Facility provides for term loans in the aggregate principal amount of $135,000. Each principal payment is due on the last day of each quarter, which commenced on September 30, 2007 with the balance due in a final installment on June 15, 2014. Additionally, the First Lien Credit Facility includes a requirement for mandatory prepayments based on annual excess free cash flow. Term loans under the First Lien Credit Agreement, as amended, bear interest at the higher of the Eurodollar Rate (as defined in the credit agreement) or 1.50%, plus 4.25% per annum. At September 30, 2012 the interest rate on the First Lien Credit Facility was 5.75%.
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
On April 6, 2012, the Company entered into Amendment No. 3 (the “Third Amendment”) to the First Lien Credit Facility. The Third Amendment amends certain provisions of the First Lien Credit Facility to, among other things, increase the capital expenditures limit from $21,000 to $35,000 per year, through the remainder of the term. As provided for in the Third Amendment, the Company prepaid $15,000 of the outstanding balance on the First Lien Credit Facility. As a result, the quarterly installment payment beginning June 30, 2012 decreased from $246 to $205 for the remaining term of the loan.
The First Lien Credit Facility also provides for a $15,000 revolving line of credit, of which $12,932 was unused as of September 30, 2012. At September 30, 2012, $2,068 was reserved for standby letters of credit including $1,268 for operating lease agreements related to the Company’s various office locations and $800 related to the Company’s corporate charge card utilized by executives and certain other employees. The interest rate on the unutilized portion of the revolving line of credit is 0.5% annually.
The current portion of the First Lien Credit Facility reflects the quarterly mandatory principal payments of approximately $205 due in the following year, aggregating to $821 at September 30, 2012.

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
Financing Costs
Financing costs resulting from the original debt issuance, as well as the amendments to the First Lien Credit Agreement, were deferred when incurred and are being amortized over the remaining term of the loans using the effective interest method. Amortization of deferred financing costs during the three and nine months ended September 30, 2012 was $177 and $591, respectively, compared to $214 and $1,155 for the three and nine months ended September 30, 2011, respectively. As a result of the voluntary prepayment of $34,582 on the First Lien Credit Facility (using the proceeds from the April 2011 public offering of Common Stock), an amount of $407 was accelerated, representing the pro rata portion of financing costs, and recognized as “Amortization of deferred financing costs” during the three months ended June 30, 2011. As a result of entering into the Third Amendment, the Company paid an amendment fee to the consenting lenders of $106. This amendment fee was deferred and will be amortized over the remaining term of the loan, using the effective interest method. The Company also paid an arrangement fee of $47 to Deutsche Bank Securities, Inc., as the agent in this transaction. The arrangement fee was expensed during the three months ended June 30, 2012.
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
In August 2012, the Company entered into financing arrangement in the ordinary course of business, to purchase Director & Officer ("D&O") insurance in the amount of $788 of which $591 to be repaid over a term of 9 months.
The following table summarizes the interest expense incurred on long-term debt:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
First Lien Credit Facility	$1,146	$1,395	$3,682	$4,724
Interest Rate Swap (see below)	—	1,163	1,515	3,431
Other financing arrangements	8	—	24	—
Total interest expense on long-term debt	$1,154	$2,558	$5,221	$8,155
10. Derivative Financial Instrument
Interest Rate Swap Transaction
The Company’s interest rate swap agreement matured on June 30, 2012. The Company recognized a gain on the interest rate swap of $1,455 for the nine months ended September 30, 2012 which is included in “Other expense (income), net” on the Consolidated Statement of Operations.
In prior periods, the fair value of the interest rate swap was measured each reporting period and included a credit valuation adjustment that reflected consideration of the Company’s credit risk, since the interest rate swap was in a liability position. The Company recorded $6 and $23 in credit valuation adjustments during the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively
The effects of derivative instruments on the consolidated statements of operations were as follows for the periods presented (amounts presented exclude income tax effects):

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Other expense (income), net	$—	$(1,145)	$(1,455)	$(3,098)
11. Employee Stock Plans
The Company maintains several share-based compensation plans which are more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
Total stock-based compensation expense related to all of the Company’s stock awards was included in various operating expense categories for the periods included below, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenue	$121	$110	$321	$218
Product development	368	347	1,041	1,044
Sales and marketing	225	1,132	825	2,018
General and administrative	1,081	1,305	2,644	3,485
Total	$1,795	$2,894	$4,831	$6,765
The following table summarizes the weighted average values of the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected volatility	59.1%	57.4%	59.1%	57.4%
Expected life of option	6.09 Years	6.14 Years	6.09 Years	6.01 Years
Risk free interest rate	0.9%	1.3%	0.9%	2.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
The following table summarizes stock option activity for the nine months ended September 30, 2012:

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	4,817,748	$10.15
Granted	90,000	7.25
Exercised	(2,803)	2.67
Forfeited	(602,401)	21.31
Outstanding at March 31, 2012	4,302,544	8.53
Granted	138,500	4.73
Exercised	(9,635)	2.19
Forfeited	(174,251)	16.94
Outstanding at June 30, 2012	4,257,158	8.08
Granted	1,829,354	4.74
Exercised	(14,975)	1.88
Forfeited	(202,457)	17.61
Outstanding at September 30, 2012	5,869,080	$6.73
At September 30, 2012 the aggregate intrinsic value of stock options outstanding and exercisable was $7,874 and $3,398, respectively. At September 30, 2011, the aggregate intrinsic value of stock options outstanding and exercisable was $34,589 and $15,574, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the calculated fair value of such awards as of each respective period-end date.
The following table summarizes non-vested stock option activity for the nine months ended September 30, 2012:

	Shares	Weighted Average Grant Date Fair Value
Non-vested options outstanding at December 31, 2011	3,710,813	$6.88
Granted	90,000	4.01
Vested	(426,408)	5.79
Forfeited	(563,838)	12.67
Non-vested options outstanding at March 31, 2012	2,810,567	5.41
Granted	138,500	2.59
Vested	(126,835)	7.35
Forfeited	(132,554)	9.69
Non-vested options outstanding at June 30, 2012	2,689,678	4.96
Granted	1,829,354	2.59
Vested	(177,483)	5.36
Forfeited	(158,583)	9.86
Non-vested options outstanding at September 30, 2012	4,182,966	$3.66
At September 30, 2012 and 2011, there was $13,478 and $14,073, respectively, of total unrecognized compensation cost related to non-vested stock options, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 3.57 and 3.48 years, respectively. Stock-based compensation expense during the three and nine months ended September 30, 2012 was $1,191 and $2,790, respectively, and $1,776 and $4,559, during the three and nine months ended September 30, 2011, respectively.
Restricted Stock Awards (“RSAs”)
Information concerning RSA’s outstanding under the 2010 Equity Incentive Plan is as follows:

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at December 31, 2011	72,985	$11.52
Granted	500,000	4.24
Vested and exchanged for Common Stock	(26,071)	12.74
Non-vested shares at March 31, 2012	546,914	4.81
Vested and exchanged for Common Stock	(18,925)	10.87
Non-vested shares at June 30, 2012	527,989	4.59
Granted	164,318	4.26
Vested and exchanged for Common Stock	(18,926)	10.87
Non-vested shares at September 30, 2012	673,381	$4.33
The aggregate intrinsic value of RSAs outstanding at September 30, 2012 and 2011 was $4,404 and $3,076, respectively. The intrinsic value for RSAs is calculated based on the market price of the Company’s stock as of each period-end date.
At September 30, 2012 and 2011, there was $2,298 and $852, respectively, of total unrecognized compensation cost related to non-vested RSAs, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.4 and 0.83 years, respectively. Stock-based compensation expense for the Company’s RSAs granted under the 2007 Stock Option and Grant Plan and 2010 Equity Incentive Plan during the three and nine months ended September 30, 2012 was $381 and $1,110, respectively, and $759 and $1,113 during the three and nine months ended September 30, 2011, respectively.
On February 1, 2012, the Company granted 500,000 restricted shares of Common Stock to its new CEO, Ronald W. Hovsepian, pursuant to his employment agreement. Vesting of this award is based upon the achievement of specified stock performance and service thresholds. The Company performed a Monte-Carlo simulation to calculate the award’s fair value of $2,121 and derived service period of 3.8 years. The assumptions used to perform the Monte-Carlo simulation were consistent with those utilized in the Company’s Black-Scholes valuations for stock options, specifically; expected volatility of 60.32%, risk-free interest rate of return of 0.72% and a dividend yield of 0.0%. During the three and nine months ended September 30, 2012, the Company incurred $186 and $496, respectively, of stock-based compensation expense related to this award.
Restricted Stock Units (“RSUs”)
The following table summarizes RSU activity for the nine months ended September 30, 2012:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at December 31, 2011	222,774	$16.42
Granted	45,000	7.25
Vested and issued	(15,357)	21.14
Forfeited	(15,674)	7.66
Non-vested shares at March 31, 2012	236,743	14.95
Vested and issued	(17,214)	21.21
Forfeited	(32,012)	20.54
Non-vested shares at June 30, 2012	187,517	13.42
Granted	314,750	4.34
Vested and issued	(22,506)	11.87
Forfeited	(18,915)	8.06
Non-vested shares at September 30, 2012	460,846	$7.52
The aggregate intrinsic value of RSUs outstanding at September 30, 2012 and 2011 was $3,013 and $4,735, respectively. The intrinsic value for RSUs is calculated based on the closing market price of the Company’s stock as of each period-end date.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

At September 30, 2012 and 2011, there was $2,542 and $3,386, respectively, of total unrecognized compensation cost related to non-vested RSUs, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 3.9 and 4.0 years, respectively. Stock-based compensation expense for the Company’s RSUs granted under the 2010 Equity Incentive Plan, during the three and nine months ended September 30, 2012 was $178 and $756, respectively, and $299 and $654 during the three and nine months ended September 30, 2011, respectively.
Modification of Awards
During the three months ended March 31, 2012 and September 30, 2012, pursuant to separation agreements for three executives, the Company extended the vesting terms for certain outstanding equity awards beyond the individuals’ separation dates, resulting in modification of the awards for accounting purposes. As a result of the extended vesting terms and remeasurement of the modified awards, the Company recorded an additional $675 and $80 in stock-based compensation costs during the three months ended March 31, 2012 and September 30, 2012, respectively. In addition, during the three months ended March 31, 2012 the Company reversed $1,358 of compensation costs expensed in prior periods related to the forfeiture of unvested options by two of the three individuals previously referenced.
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
2010 Employee Stock Purchase Plan (“ESPP”)
During the three months ended September 30, 2012, 46,355 shares were issued under the ESPP, at a price of $3.85 per share, which represented 85% of the market price of the common stock on July 2, 2012, the offering date, which was lower than the market price of the common stock on September 30, 2012 , the exercise date.
During the three months ended September 30, 2011, 40,888 shares were issued under the ESPP, at a price of $6.38 per share, which represented 85% of the market price of the common stock on September 30, 2011, the exercise date, which was lower than the market price of the common stock on July 1, 2011, the offering date.
For the three months ended September 30, 2012 and 2011, the weighted average grant-date fair value of ESPP rights arising from elections made by ESPP participants was $0.99 and $1.30 per share, respectively. The fair value of ESPP rights that vested during the three and nine months ended September 30, 2012 and 2011 was $46 and $176, respectively and $60 and $439, respectively.
The fair value for the employee stock purchase plan rights (“ESPP rights”) was estimated using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected volatility	35.5%	40.8%	45.1%	39.9%
Expected life	0.24 Years	0.25 Years	0.24 Years	0.25 Years
Risk free interest rate	0.10%	0.02%	0.07%	0.06%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
At September 30, 2012 and 2011, there were no outstanding ESPP rights, due to the exercise date of the offering period being the same date as the end of the fiscal quarter. Therefore, the aggregate intrinsic value of ESPP rights outstanding at September 30, 2012 and 2011 was $0. Additionally, as of September 30, 2012 and 2011, there was no unrecognized compensation cost related to non-vested ESPP rights, as all of the ESPP rights were vested at September 30, 2012 and 2011. Stock-based compensation expense related to the Company’s 2010 ESPP during the three and nine months ended September 30, 2012 was $46 and $176, respectively, and $60 and $439, respectively during the three and nine months ended September 30, 2011.
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
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net (loss)income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net (loss) income	$(1,259)	$764	$(15,872)	$1,254
Denominator:
Basic shares:
Weighted-average common shares outstanding	54,391,089	53,912,637	54,291,683	53,140,869
Diluted shares:
Weighted-average shares used to compute basic net (loss) income per share	54,391,089	53,912,637	54,291,683	53,140,869
Effect of potentially dilutive securities:
Options to purchase Common Stock	—	654,847	—	1,089,161
Unvested shares of restricted stock awards	—	78,094	—	153,151
Unvested shares of restricted stock units	—	—	—	13,152
Weighted-average shares used to compute diluted net income (loss) per share	54,391,089	54,645,578	54,291,683	54,396,333
Net (loss) income per share:
Basic	(0.02)	0.01	(0.29)	0.02
Diluted	(0.02)	0.01	(0.29)	0.02
The following outstanding options, unvested shares of restricted stock awards and unvested shares of restricted stock units were excluded from the computation of diluted net (loss) income per share for the periods presented as their effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Options to purchase Common Stock	5,869,080	2,725,873	5,869,080	1,345,956
Unvested shares of restricted stock awards	673,381	33,236	673,381	17,890
Unvested shares of restricted stock units	460,846	69,175	460,846	51,449
13. Related Party Transactions
On April 27, 2011, the Company’s board of directors elected J. Chris Scalet as a Class I director of the Company. Mr. Scalet served as Executive Vice President, Global Services and Chief Information Officer of Merck & Co., Inc. (“Merck”), a global research-driven pharmaceutical company, until his retirement on July 2, 2012. Affiliates of Merck are customers of the Company in the ordinary course of business. Revenue generated from Merck and its affiliates for the three and nine months ended September 30, 2012 totaled approximately $742 and $2,160, respectively. At September 30, 2012 amounts due from Merck and its affiliates totaled approximately $140.

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
Securities Class Action.  On December 5, 2011, we became aware of a purported class action lawsuit filed in the U.S. District Court for the Southern District of New York (the “SDNY” or the “Court”) against the Company and certain of its current and former executive officers. The complaint (the “Wallace Complaint”) alleges that the defendants made false and misleading statements or omissions in violation of the Securities Exchange Act of 1934. The plaintiff seeks unspecified compensatory damages for the purported class of purchasers of our common stock during the period from February 17, 2011 through November 10, 2011 (the “Allegation Period”). On December 27, 2011, a second purported class action complaint (the “Thaler Complaint”), which makes substantially the same claims as, and is related to, the Wallace Complaint, was filed in the SDNY against us and certain of our current and former executive officers seeking similar unspecified compensatory damages for the Allegation Period. On April 3, 2012, the Court consolidated the actions and appointed Plumbers and Pipefitters National Pension Fund as lead plaintiff, and also appointed lead counsel in the consolidated action (“Consolidated Exchange Act Class Action”). On June 15, 2012, the lead plaintiff filed an amended complaint (the “Consolidated Class Action Complaint”) that, in addition to the original allegations made in the Wallace Complaint, alleges that the Company, certain of its current and former officers and directors, and the underwriters in IntraLinks' April 6, 2011 stock offering (the “Secondary Offering”) issued a registration statement and prospectus in connection with the Secondary Offering that contained untrue statements of material fact or omitted material information required to be stated therein in violation of the Securities Act of 1933. The defendants filed their motions to dismiss the action on July 31, 2012 and, in response to the lead plaintiff opposition to the defendants' motions filed on September 17, 2012, the defendants filed their replies to plaintiff's opposition on October 10, 2012. Defendants' motions to dismiss have been fully briefed and are currently pending before the Court. We believe that these claims are without merit and intend to defend these lawsuits vigorously.

Shareholder Derivative Actions.  On December 28, 2011, a shareholder derivative complaint was filed in the SDNY against us and certain of our current and former directors. The complaint (the “Dixon Action”) alleges that the defendants breached their fiduciary duties by causing the Company to issue materially false and misleading statements about the Company's business prospects, financial condition and performance during the same Allegation Period alleged in the Wallace Complaint. On April 16, 2012, the Court approved the parties' stipulation agreeing to stay all proceedings in the Dixon Action, including discovery, until the Court renders a decision on the defendants' anticipated motion to dismiss the Consolidated Class Action.  On April 16, 2012, a second shareholder derivative complaint (the “Horbal Action”) was filed in the Supreme Court of the State of New York in New York County (“New York State Court”) against the Company and certain of our current and former directors and officers. The Horbal Action makes substantially the same claims as, and is related to, the Dixon Action. On April 24, 2012, one of the director defendants removed the Horbal Action to the SDNY, and on May 7, 2012, it was assigned to the same judge as in the Dixon Action. On May 22, 2012, the plaintiff in the Horbal Action moved to remand the case to state court. On June 8, 2012, defendant filed an opposition to remand, and the plaintiff filed a reply on June 15, 2012. Plaintiff's motion to remand has been fully briefed and is pending before the court. We believe the claims in these derivative actions are without merit and intend to defend these lawsuits vigorously.
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
At our founding in 1996, we introduced cloud-based collaboration for the debt capital markets industry and, shortly thereafter, extended our solutions to merger and acquisition transactions. Today, we service enterprise and governmental agencies in over 62 countries across a variety of industries, including financial services, pharmaceutical, biotechnology, consumer, energy, industrial, legal, insurance, real estate and technology, which use our solutions for the secure management and online exchange of information within and among organizations. Across all of our principal markets, we help transform a wide range of slow, expensive and information-intensive tasks into streamlined, efficient and real-time business processes.
We deliver our solutions entirely through a multi-tenant SaaS architecture in which a single instance of our software serves all of our customers. We sell our solutions directly through an enterprise sales team with industry-specific expertise, and indirectly through a customer referral network and channel partners. During the nine months ended September 30, 2012, we generated $159.3 million in revenue, of which approximately 39% was derived from international sales across 62 countries.
During the second quarter of 2012, management initiated a business strategy review to explore long-term growth opportunities. The objective was to assess the competitive environment, identify the most attractive market opportunities, and further develop our execution strategy. We have made significant progress in validating our market opportunities and aligning the company to effectively address them. This strategy assessment reinforces our commitment to anticipate the changing needs of our customers, industry trends, and competitive forces.
We continued to make good progress against our business strategy during the third quarter of 2012, with particular emphasis on improving mid-market coverage and overall market share in our strategic transactions business. We are pursuing geographies where we are underrepresented and that will provide us with promising market opportunities. Additionally, we have continued to enhance our product offerings with new capabilities and improved functionality.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Consolidated Statement of Operations Data:
Total revenue	$54,753	$54,826	$159,303	$160,569
Non-GAAP Gross margin	76.1%	79.9%	76.0%	80.0%
Non-GAAP adjusted operating income	$5,835	$12,825	$12,583	$34,783
Non-GAAP adjusted net income	$3,209	$5,984	$5,129	$17,798
Non-GAAP adjusted EBITDA	$10,567	$18,022	$26,085	$50,184
Non-GAAP adjusted EBITDA margin	19.3%	32.9%	16.4%	31.3%
Consolidated Balance Sheet Data:
Deferred revenue at September 30,	$40,719	$41,533	$40,719	$41,533
Consolidated Statement of Cash Flows Data:
Cash flows provided by operations	$2,457	$13,643	$21,182	$35,115
Free cash flow	$(2,830)	$6,716	$(376)	$16,182
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

•	Non-GAAP net income per share represents non-GAAP adjusted net income defined above divided by dilutive shares outstanding.

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
A reconciliation of GAAP to Non-GAAP financial measures has been provided in the financial statement tables included in the press release
The table below provides reconciliations between the non-GAAP financial measures discussed above to the comparable U.S. GAAP measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gross profit	$39,544	$40,387	$112,368	$118,377
Gross margin	72.2%	73.7%	70.5%	73.7%
Cost of revenue – stock-based compensation expense	121	110	321	218
Cost of revenue – amortization of intangible assets	1,986	3,309	8,383	9,927
Non-GAAP Gross profit	$41,651	$43,806	$121,072	$128,522
Non-GAAP Gross margin	76.1%	79.9%	76.0%	80.0%
Income from operations	$(1,794)	$2,774	$(20,553)	$6,489
Stock-based compensation expense	1,795	2,894	4,831	6,765
Amortization of intangible assets	5,834	7,157	19,928	21,472
Impairment on capitalized software	—	—	8,377	—
Costs related to public stock offerings	—	—	—	57
Non-GAAP adjusted Operating income	$5,835	$12,825	$12,583	$34,783
Net (loss ) income before income tax	$(2,453)	$(507)	$(24,911)	$(265)
Stock-based compensation expense	1,795	2,894	4,831	6,765
Amortization of intangible assets	5,834	7,157	19,928	21,472
Impairment on capitalized software	—	—	8,377	—
Costs related to public stock offerings	—	—	—	57
Costs related to debt repayments	—	—	47	—
Non-GAAP adjusted Net Income before tax	5,176	9,544	8,272	28,029
Non-GAAP Income tax provision	1,967	3,560	3,143	10,231
Non-GAAP adjusted Net income	$3,209	$5,984	$5,129	$17,798

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net (loss ) income	$(1,259)	$764	$(15,872)	$1,254
Interest expense	1,171	2,552	5,245	8,146
Income tax benefit	(1,194)	(1,271)	(9,039)	(1,519)
Depreciation and amortization	4,732	5,197	13,502	15,401
Amortization of intangible assets	5,834	7,157	19,928	21,472
Stock-based compensation expense	1,795	2,894	4,831	6,765
Impairment on capitalized software	—	—	8,377	—
Amortization of debt issuance costs	177	214	591	1,155
Other expense (income), net(1)	(689)	515	(1,478)	(2,547)
Costs related to public stock offerings	—	—	—	57
Non-GAAP adjusted EBITDA	$10,567	$18,022	$26,085	$50,184
Non-GAAP adjusted EBITDA margin	19.3%	32.9%	16.4%	31.3%
Cash flow provided by operations	$2,457	$13,643	$21,182	$35,115
Capital expenditures	(5,287)	(6,927)	(21,558)	(18,933)
Free cash flow	$(2,830)	$6,716	$(376)	$16,182

(1)	“Other expense (income), net” primarily includes foreign currency transaction gains and losses and fair value adjustments to our interest rate swap which matured as of June 30, 2012.

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
During the nine months ended September 30, 2012, there were no material changes to our significant accounting policies from those contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
Goodwill Impairment Analysis
At September 30, 2012, we had $215.5 million of goodwill recorded as a result of the Merger that occurred on June 15, 2007. Goodwill is evaluated for impairment on an annual basis (October 1), or more frequently if events or changes in circumstances indicate that an impairment loss may have occurred. Our operations consist of one reporting unit, which is evaluated during each goodwill impairment test.
In the second quarter of 2012, we performed a goodwill impairment test as a result of the then continued depressed stock price and our market capitalization relative to net book value.

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
Step 1 of the goodwill impairment test was performed using a combination of a discounted cash flow (“DCF”) analysis and a market-based approach. The forecasted cash flows employed in the DCF analysis were based on our most recent forecast and business plans and represented our best estimate of future results as of June 30, 2012 within a range of possible outcomes. In addition, we made the following assumptions in the DCF analysis: (i) a 5% growth factor to calculate the terminal value of our reporting unit and (ii) a 15% discount rate to calculate the terminal value of our reporting unit, both of which are consistent with rates used in the 2011 annual impairment test. The Step 1 valuation also considered our market capitalization as of the second quarter of 2012, adjusted for an estimated equity control premium of 28%.
Based on the results of our most recent Step 1 goodwill impairment test, we concluded that goodwill was not impaired as of June 30, 2012. However, our most recent goodwill impairment test showed that we could be at risk of recording a goodwill impairment in the future if, for example, our stock price remained at a depressed level or there is a negative change in our future cash flow projections.
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
During the third quarter of 2012, the Company did not observe any further events or circumstances subsequent to the analysis that would reduce the fair value of the reporting units below the carrying amounts as of September 30, 2012. On the contrary, the stock price has steadily risen from $4.38 at June 30, 2012 to $6.54 at September 30, 2012 based on the closing price on the NYSE on such dates.
Other Revenues

On November 25, 2008, one of the Company’s primary facilities sustained water damage from a fire on a floor above, resulting in an interruption to the Company’s operations. The Company filed a claim under its business interruption insurance policy for lost revenue caused by the down-time experienced subsequent to the loss event. The Company received insurance proceeds totaling $614 during the nine months ended September 30, 2011, in response to its business interruption claim. Business interruption insurance proceeds are classified as “Other revenue” in the Consolidated Statement of Operations for the three and nine months ended September 30, 2011.
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
On June 16, 2011 the FASB issued revised authoritative guidance covering Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements. The revised guidance removes the presentation options in the former guidance and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income, or two separate but consecutive statements. The revised authoritative guidance does not change the items that must be reported in other comprehensive income. The revised guidance is effective for interim and fiscal years beginning after December 15, 2011. We adopted this authoritative guidance effective January 1, 2012 and have included the presentation of comprehensive (loss) income in a separate statement that immediately follows the Consolidated Statements of Operations in this Quarterly Report on Form 10-Q.
Results of Operations

The following table sets forth consolidated statements of operations data for each of the periods indicated as a percentage of total revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	100.0%	99.1%	100.0%	99.6%
Other Revenue	—%	0.9%	—%	0.4%
Total Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	27.8%	26.3%	29.5%	26.3%
Gross profit	72.2%	73.7%	70.5%	73.7%
Operating expenses:
Product development	9.8%	6.5%	9.5%	9.1%
Sales and marketing	43.0%	43.3%	44.4%	42.0%
General and administrative	22.7%	18.8%	24.4%	18.5%
Impairment of capitalized software	—%	—%	5.3%	—%
Total operating expenses	75.5%	68.6%	83.4%	69.7%
(Loss) income from operations	(3.3)%	5.1%	(12.9)%	4.0%
Interest expense	2.1%	4.7%	3.3%	5.1%
Amortization of debt issuance costs	0.3%	0.4%	0.4%	0.7%
Other expense (income), net	(1.3)%	0.9%	(0.9)%	(1.6)%
Net (loss) income before income tax	(4.5)%	(0.9)%	(15.6)%	(0.2)%
Income tax (benefit) provision	(2.2)%	(2.3)%	(5.7)%	(0.9)%
Net (loss) income	(2.3)%	1.4%	(10.0)%	0.8%
Comparison of the Three Months Ended September 30, 2012 and 2011
Revenue
The following table sets forth revenues by our principal markets, Enterprise, Mergers and Acquisitions (“M&A”) and Debt Capital Markets (“DCM”), for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, the percentage increase or decrease between those periods, and the percentage of total revenue that each principal market represented for those periods:

			Increase (Decrease)	% Increase (Decrease)	% Revenue
	Three Months Ended September 30,				Three Months Ended September 30,
	2012	2011	2012	2011	2012	2011
Enterprise	$23,822	$24,502	$(680)	(2.8)%	43.5%	44.7%
M&A	23,905	21,548	2,357	10.9%	43.7%	39.3%
DCM	7,026	8,269	(1,243)	(15.0)%	12.8%	15.1%
Other Revenue	—	507	(507)	(100.0)%	—%	0.9%
Total Revenues	$54,753	$54,826	$(73)	(0.1)%	100.0%	100.0%
Enterprise — The results for the three months ended September 30, 2012 reflect an decrease in Enterprise revenue of $0.7 million or 2.8%, as compared to the three months ended September 30, 2011. The decrease in Enterprise revenue for the three month period, as compared to the prior year period, was attributable to a net decrease in our customer base.
M&A — The results for the three months ended September 30, 2012 reflect an increase in M&A revenue of $2.4 million, or 10.9%, as compared to the three months ended September 30, 2011. The increase in M&A revenue for the three month period, as compared to the prior year period, was primarily driven by a higher volume of strategic business transactions and market share gains. Although we continue to achieve modest growth in this market, we believe that M&A revenue is being adversely impacted by current macroeconomic conditions in the Europe, Middle East and Africa ("EMEA") region.

DCM — The results for the three months ended September 30, 2012 reflect a decrease in DCM revenue of $1.2 million, or 15.0%, as compared to the three months ended September 30, 2011. The results in the current period reflect the cumulative impact of customer cancellations and downsells.
Other Revenue – The results for the three months ended September 30, 2011 included $0.5 million of business interruption insurance proceeds received during the period, as a result of a claim filed for lost revenue from an interruption to our operations, caused by water damage to one of our primary facilities from a fire on a floor above. There were no comparable amounts received or recorded during the current period.
We believe our revenue growth will be driven by the following key trends: expanded geographic focus to establish wider distribution of our services, ongoing investment in our platform to continue to meet customer needs, and increased focus on providing the types of services that are designed to generate repeat business and expand our subscription base. Our revenue growth will also be driven by our ability to increase our market share by winning business from our competition and by adding new clients that are not yet taking advantage of services such as ours. We believe that the continued investments in our platform and operational infrastructure will allow us to service more clients, including those with larger-scale requirements.
Cost of Revenue and Gross Margin
The following table presents cost of revenue, gross profit and gross margin for the three months ended September 30, 2012 compared to the three months ended September 30, 2011:

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2012	2011
Cost of revenue	$15,209	$14,439	$770	5.3%
Gross profit	39,544	40,387	(843)	(2.1)%
Gross margin	72.2%	73.7%	(1.5)%	(2.0)%
The results for the three months ended September 30, 2012 reflect an increase in cost of revenue of $0.8 million, or 5.3% as compared to the three months ended September 30, 2011. The increase in cost of revenue for the three month period, as compared to the prior year period, was attributed primarily to (i) a $1.2 million increase in support and maintenance of servers and related equipment to support expanded capacity (ii) a $0.9 million increase in headcount-related expenses, primarily salaries for additional personnel, which is in line with the investment strategy of our business and (iii) a $0.2 million increase primarily driven by costs related to additional office space. These increases were partially offset by a decrease of i) $1.3 million of amortization of intangible assets in accordance with the amortization schedule determined at the time of the Merger and ii) $0.3 million of amortization of capitalized development costs, due to certain projects being fully amortized during the current period.

Operating Expenses
Total operating expenses for the three months ended September 30, 2012 increased by approximately $3.7 million, or 9.9%, as compared to the three months ended September 30, 2011. The following table presents the components of operating expenses for the three months ended September 30, 2012, compared to the three months ended September 30, 2011:

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2012	2011
Product development	$5,359	$3,587	$1,772	49.4%
Sales and marketing	23,526	23,734	(208)	(0.9)%
General and administrative	12,453	10,292	2,161	21.0%
Total operating expenses	$41,338	$37,613	$3,725	9.9%

Product Development — The results for the three months ended September 30, 2012 reflect a $1.8 million, or 49.4% increase in product development expense as compared to the three months ended September 30, 2011. The increase in product development expense for the three month period, as compared to prior year period, was primarily driven by the completion of fully deployed projects and the initiation of new development activities related to our platform and software enhancements.
Total product development costs comprise both capitalized software and product development expense. See below for summary of product development costs for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2012	2011
Capitalized software	$4,324	$5,771	$(1,447)	(25.1)%
Product development expense	5,359	3,587	1,772	49.4%
Total product development costs	$9,683	$9,358	$325	3.5%
For the three months ended September 30, 2012, product development costs totaled $9.7 million, consisting of $4.3 million of capitalized software related to product development enhancements and $5.4 million in product development expense. For the three months ended September 30, 2011, product development costs totaled $9.4 million, consisting of $5.8 million of capitalized software related to product development enhancements and $3.6 million of product development expense. For the three month period ended September 30, 2012, total product development costs increased $0.3 million, or 3.5% compared to the prior year period, reflecting a higher level of spending to support our focus on Enterprise-related and geography-related initiatives as well as increased support and maintenance costs for the expanded product portfolio.
Sales and Marketing — The results for the three months ended September 30, 2012 reflect a decrease in sales and marketing expense of $0.2 million, or 0.9%, as compared to the three months ended September 30, 2011. The decrease in sales and marketing expense for the three month period, as compared to the prior year period, was primarily driven by a decrease of (i) $0.9 million in non cash compensation, ii) $0.6 million in a company-wide initiative to utilize internal recruiters as opposed to external recruiters for employee hiring purposes, (iii) $0.4 million in travel and entertainment spending, and (iv) a reduction of $0.4 million in tax expense for a foreign subsidiary. These decreases were partially offset by i) $1.3 million related to marketing programs and initiatives related to brand awareness, ii) $0.7 million in headcount-related expenses, primarily salaries, bonus, and benefits, and iii) $0.2 million related to occupancy costs.
General and Administrative — The results for the three months ended September 30, 2012 reflect an increase in general and administrative expense of $2.2 million, or 21.0%, as compared to the three months ended September 30, 2011. The increase in general and administrative expense for the three month period, as compared to the prior year period, was primarily driven by an increase of (i) $1.3 million in professional fees primarily related to our strategy review and ii) $0.9 million in headcount-related expenses, primarily salaries, bonus, and benefits excluding effect of non cash compensation.
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
Non-Operating Expenses
The following table presents the components of non-operating expenses for the three months ended September 30, 2012 compared to the three months ended September 30, 2011:

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2012	2011
Interest expense	$1,171	$2,552	$(1,381)	(54.1)%
Amortization of debt issuance costs	$177	$214	$(37)	(17.3)%
Other (income) expense, net	$(689)	$515	$(1,204)	(233.8)%
Interest Expense
Interest expense for the three months ended September 30, 2012 decreased by $1.4 million, or 54.1%, compared to the three months ended September 30, 2011. The decrease is due to the expiration of the interest rate swap as of June 30, 2012 and lower debt outstanding balance due to repayments.

Amortization of Debt Issuance Costs
Amortization of debt issuance costs for the three months ended September 30, 2012 decreased by $37 thousand, or 17.3%, as compared to the prior year three month period. The decrease was driven by the amortization of certain debt issuance costs related to the proportionate amounts of debt that were repaid.
Other (Income) Expense, Net
Other income, net for the three months ended September 30, 2012 was $0.7 million, primarily driven by an increase in foreign currency transaction gains.
Income Tax Provision (Benefit)
Our effective tax rates for the three months ended September 30, 2012 and 2011 of 48.7% and 250.8%, respectively, differ from the U.S Federal statutory tax rate primarily due to stock-based compensation expenses for ISOs and the ESPP that are not tax-deductible, foreign income taxes and state and local income taxes, partially offset by research and development tax credits and tax benefits from ISO disqualifications. Additionally, the effective tax rate for the three months ended September 30, 2011 was impacted by the low level of book income relative to the amounts of book-to-tax adjustments.
Comparison of the Nine Months Ended September 30, 2012 and 2011
Revenue
Revenue decreased to $159.3 million, or 0.8% for the nine months ended September 30, 2012, from $160.6 million for the nine months ended September 30, 2011. The following table sets forth revenues by principal market for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, the percentage increase or decrease between those periods, and the percentage of total revenue that each principal market represented for those periods:

			Increase (Decrease)	% Increase (Decrease)	% Revenue
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2012	2011			2012	2011
Enterprise	$70,446	$71,129	$(683)	(1.0)%	44.2%	44.3%
M&A	65,366	62,814	2,552	4.1%	41.0%	39.1%
DCM	23,491	26,012	(2,521)	(9.7)%	14.7%	16.2%
Other Revenue	—	614	(614)	(100.0)%	—%	0.4%
Total Revenues	$159,303	$160,569	$(1,266)	(0.8)%	100.0%	100.0%
Enterprise — The results for the nine months ended September 30, 2012 reflect a decrease in Enterprise revenue of $0.7 million, or 1.0% as compared to the nine months ended September 30, 2011. The decrease in Enterprise revenue for the nine month period as compared to the prior year period,was attributable to a net decrease in customer base.
M&A — The results for the nine months ended September 30, 2012 reflect an increase in M&A revenue of $2.6 million, or 4.1%, as compared to the nine months ended September 30, 2011. The increase in M&A revenue for the nine month period, as compared to the prior year period, reflects a higher volume of strategic business transactions and market share gains. Although we continue to achieve modest growth in this market, we believe that M&A revenue is being adversely impacted by current macroeconomic conditions in the EMEA region.
DCM — The results for the nine months ended September 30, 2012 reflect a decrease in DCM revenue of $2.5 million, or 9.7%, as compared to the nine months ended September 30, 2011. The results for the current period reflect the net cumulative impact of cancellations and downsells.
Other Revenue - The results for the nine months ended September 30, 2011 included $0.6 million of business interruption insurance proceeds received during the period, as a result of a claim filed for lost revenue from an interruption to our operations, caused by water damage to one of our primary facilities from a fire on a floor above. There were no comparable amounts received or recorded during the prior year comparable period.
We believe future revenue growth will be driven by the following key trends: expanded geographic focus to establish wider distribution of our services, ongoing investment in our platform to continue to meet customer needs, and increased focus on providing the types of services that are designed to generate repeat business and expand our subscription base. Our revenue growth will also be driven by our ability to increase our market share by winning business from our competition and by adding new clients that are not yet taking advantage of services such as ours. We believe that continued investments in our platform and operational infrastructure will allow us to service more clients, including those with larger-scale requirements.
Cost of Revenue and Gross Margin
The following table presents cost of revenue, gross profit and gross margin for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011:

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2012	2011
Cost of revenue	$46,935	$42,192	$4,743	11.2%
Gross profit	112,368	118,377	(6,009)	(5.1)%
Gross margin	70.5%	73.7%	(3.2)%	(4.3)%
The results for the nine months ended September 30, 2012 reflect an increase in cost of revenue of $4.7 million, or 11.2%, as compared to the nine months ended September 30, 2011. The increase in cost of revenue for the nine month period, as compared to the prior year period, was attributed primarily to (i) increase of $3.1 million in head count-related expenses, primarily salaries required to support our expanded services requirements and infrastructure, (ii) an increase of $3.0 million increase in support and maintenance of servers and related equipment to support expanded capacity, and (iii) a $0.5 million increase in occupancy costs primarily due to the expansions of our office locations to support additional headcount. These increases were partially offset by a decrease of i) $1.5 million of amortization of intangible assets, in accordance with the amortization schedule determined at the time of the Merger and ii) $1.0 million of amortization of capitalized development costs, due to certain projects being fully amortized during the current period.
Operating Expenses
Total operating expenses for the nine months ended September 30, 2012 increased by approximately $21.0 million, or 18.8%, as compared to the nine months ended September 30, 2011. The following table presents the components of operating expenses for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011:

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2012	2011
Product development	$15,073	$14,692	$381	2.6%
Sales and marketing	70,659	67,461	3,198	4.7%
General and administrative	38,812	29,735	9,077	30.5%
Impairment loss on capitalized software	8,377	—	8,377	—%
Total operating expenses	$132,921	$111,888	$21,033	18.8%

Product Development — The results for the nine months ended September 30, 2012 reflect an increase in product development expense of $0.4 million, or 2.6%, as compared to the nine months ended September 30, 2011. The increase in product development expense for the three month period, as compared to prior year period, was primarily driven by the completion of fully deployed projects and the initiation of new development activities related to our platform and software enhancements.
Total product development costs comprise both capitalized software and product development expense.

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2012	2011
Capitalized software	$14,676	$14,414	$262	1.8%
Product development expense	15,073	14,692	381	2.6%
Total product development costs	$29,749	$29,106	$643	4.4%
For the nine months ended September 30, 2012, product development costs totaled $29.7 million comprised of $14.7 million of capitalized software related to product development enhancements and $15.1 million in product development expense. For the nine months ended September 30, 2011, product development costs totaled $29.1 million, comprised of $14.4 million of capitalized software related to product development enhancements and $14.7 million of product development expense. The increase in total product development costs of $0.6 million, or 4.4%, reflects a higher level of spending to support our focus on Enterprise-related and geography-related initiatives as well as increased support and maintenance costs reflecting an expanded product portfolio.
Sales and Marketing — The results for the nine months ended September 30, 2012 reflect an increase in sales and marketing expense of $3.2 million, or 4.7%, as compared to the nine months ended September 30, 2011. The increase in sales and marketing expense for the nine month period, as compared to the prior year period, was primarily driven by (i) an increase of $2.4 million related to marketing programs and initiatives and (ii) an increase of $2.9 million in headcount-related expenses primarily salaries, bonus, and benefits. The increases were partially offset by (i) $1.1 million in tax expense and (ii) $1.0 million in travel and entertainment spending and (iii) $1.2 million of non cash compensation.
General and Administrative — The results for the nine months ended September 30, 2012 reflect an increase in general and administrative expense of $9.1 million, or 30.5% as compared to the nine months ended September 30, 2011. The increase in general and administrative expense for the nine month period, as compared to the prior year period, was primarily driven by (i) an increase of $5.2 million in professional services related to the strategy review, as well as legal, tax and audit services (ii) an increase of $3.3 million in headcount-related expenses excluding the effect of non cash compensation reflecting additional people to support the growth strategy of our business and (iii) an increase of $1.1 million in system support and maintenance costs driven by system improvements and additional licenses to accommodate increased headcount and (iv) $0.4 million related to bad debt write-offs.
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

Non-Operating Expenses
The following table presents the components of non-operating expenses for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011:

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2012	2011
Interest expense	$5,245	$8,146	$(2,901)	(35.6)%
Amortization of debt issuance costs	$591	$1,155	$(564)	(48.8)%
Other expense (income), net	$(1,478)	$(2,547)	$1,069	(42.0)%
Interest Expense
Interest expense for the nine months ended September 30, 2012 decreased by $2.9 million, or 35.6%, compared to the nine months ended September 30, 2011. The decrease was primarily driven by total debt repayments of $49.6 million of our outstanding debt on our First Lien Credit Facility of $15.0 million in April 2012 and $34.6 million in April 2011.
Amortization of Debt Issuance Costs
Amortization of debt issuance costs for the nine months ended September 30, 2012 decreased by $0.6 million, or 48.8%, as compared to the prior year nine month period, The decrease was driven by the amortization of certain debt issuance costs related to the proportionate amounts of debt that were repaid.
Other (Income)Expense, Net
The major components of other income, net are fair value adjustments to our interest rate swap and foreign currency transaction gains and losses. Other income, net for the nine months ended September 30, 2012 was $1.5 million, primarily driven by a decrease of $1.6 million in the fair value of our interest rate swap liability partially offset by $0.5 million in foreign currency transaction gains. Other income, net for the nine months ended September 30, 2011was $2.5 million, primarily driven by the decrease of $3.1 million in the fair value of our interest rate swap liability, partially offset by $0.6 million in foreign currency transaction losses.
Income Tax Provision (Benefit)

Our effective tax rates for the nine months ended September 30, 2012 and 2011 of 36.3% and 573.2%, respectively, differ from the U.S Federal statutory tax rate primarily due to stock-based compensation expenses for ISOs and the ESPP that are not tax-deductible, foreign income taxes and state and local income taxes, partially offset by research and development tax credits and tax benefits from ISO disqualifications. Additionally, the effective tax rate for the nine months ended September 30, 2011 was impacted by the low level of book income relative to the amounts of book-to-tax adjustments.
Cash Flows

	Nine Months Ended September 30,
	2012	2011
Cash and cash equivalents	$31,076	$47,647
Cash provided by operating activities	21,182	35,115
Cash used in investing activities	(21,084)	(39,392)
Cash provided by (used in) financing activities	(15,480)	1,513
Effect of exchange rates on cash and cash equivalents	(236)	(56)
Net (decrease) increase in cash and cash equivalents	$(15,618)	$(2,820)
Operating Activities
Cash flows provided by operating activities during the nine months ended September 30, 2012 were $21.2 million, primarily as a result of $21.1 million in cash generated by operations and a net increase in our operating assets and liabilities of $0.1 million. The net increase in operating assets and liabilities primarily consisted of: (i) a $2.7 million increase in prepaid expenses and other assets primarily related to the timing of contractual and statutory obligations, (ii) $0.3 million decrease in accounts receivable, offset by $0.5 million increase in deferred revenue, primarily driven by an increase in business activity for the period resulting in higher invoicing, and (iii) an decrease of $1.6 million of account payable due to timing of payments and (iv) an increase of $4.3 million of accrued expenses and other liabilities primarily driven by timing of payments. Additionally, cash flows provided by operating activities during the nine months ended September 30, 2012 of $21.2 million consisted of a net loss of $15.9 million plus the impact of non-cash items including amortization of intangible assets of $19.9 million, depreciation and amortization of $13.5 million, impairment on capitalized software of $8.4 million, non-cash stock-based compensation of $4.8 million, partially offset by an realized gain on the interest rate swap of $1.5 million.
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
Investing Activities
Cash used in investing activities for the nine months ended September 30, 2012 and 2011 was $21.1 million and $39.4 million, respectively. Cash used in investing activities included purchases of investments during the nine months ended September 30, 2012 of $31.3 million consisting primarily of commercial paper and corporate bonds. Maturity of investments during the nine months ended September 30, 2012 totaled $31.8 million. Cash used in investing activities related to capital expenditures for infrastructure during the nine months ended September 30, 2012 and 2011 was $6.9 million and $4.5 million, respectively. Investments in capitalized software development costs for the nine months ended September 30, 2012 and 2011 were $14.7 million and $14.4 million, respectively. We anticipate capital expenditures and investments in our software development may increase in future periods, in line with our growth strategy. Capital expenditures, including capital software, are currently restricted to $35.0 million on an annual basis, under the covenants of our First Lien Credit Facility.
Financing Activities
Cash flows used in financing activities for the nine months ended September 30, 2012 were $15.5 million, primarily due to $15.7 million of debt repayments made during the nine months ended September 30, 2012, including our mandatory quarterly debt repayments and the voluntary prepayment on our First Lien Credit Facility made in April 2012.

Cash flows provided by financing activities for the nine months ended September 30, 2011 were $1.5 million, primarily consisting of $2.5 million in proceeds from the issuance of common stock, pursuant to exercises of stock options and our ESPP, as well as $35.0 million received in connection with our successful follow-on public stock offering which closed in April 2011.  The cash received was partially offset by $35.4 million of debt repayments made during the nine months ended September 30, 2011, including our mandatory quarterly debt repayments and the voluntary prepayment on our First Lien Credit Facility using the net proceeds from our April 2011 follow-on public stock offering.  Additionally, during the nine months ended September 30, 2011 we incurred $0.5 million of costs associated with our public offerings
The First Lien Credit Facility provided for term loans in the aggregate principal amount of $135.0 million. Prior to June 30, 2011 each quarterly installment payment was equal to $0.3 million. The terms of our First Lien Credit Agreement require any voluntary prepayment of our term loans to be applied on a pro rata basis to each scheduled installment of principal. As of June 30, 2011, the quarterly installment payments decreased to $0.2 million, as result of the voluntary prepayment made in April 2011. Each principal payment is due on the last day of each quarter, which commenced on September 30, 2007 and continues for 27 installments, with the balance due in a final installment on June 15, 2014. Additionally, the First Lien Credit Facility includes a requirement for mandatory prepayments of 50% of our excess free cash flow as measured on an annual basis. Excess free cash flow is generally defined as our adjusted EBITDA less debt service costs, capital expenditures, current income taxes paid and any cash security deposits made in respect of leases for office space, as adjusted for changes in our working capital. As a result of our fiscal 2009 excess free cash flow, we made a mandatory prepayment on April 1, 2010 of approximately $1.2 million. In line with the terms of the First Lien Credit Agreement, an excess cash flow mandatory payment was not required for fiscal year 2010 and 2011, due to our Consolidated Leverage Ratio (as defined in the credit agreement) being less than 3.25 at December 31, 2010 and 2011.
The term loans under the First Lien Credit Agreement, as amended, bear interest at the higher of the Eurodollar Rate (as defined in the credit agreement) or 1.50% plus 4.25% per annum, which was 5.75% at September 30, 2012. Interest payments on the First Lien Credit Facility are due on the last business day of each month. The First Lien Credit Facility also provides for a $15.0 million revolving line of credit, of which $12.9 million was unused as of September 30, 2012. As of September 30, 2012 $1.3 million of the revolving line of credit was reserved for standby letters of credit for several of our operating lease agreements related to our various office locations. Additionally, $0.8 million of the revolving line of credit was reserved for a standby letter of credit related to our corporate charge card utilized by executives and certain other employees.
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
Cash paid for interest on the loans described above, during the nine months ended September 30, 2012 and 2011, was $5.2 million and $8.2 million, respectively.
Due to the continued positive operating performance of our business and the absence of any acquisition activity, we have not needed to borrow additional amounts under our credit facilities or obtain additional financing to fund operations and capital expenditures.

Liquidity and Capital Resources
We currently use the net cash generated from operations to fund our working capital needs and our capital expenditure requirements. Our available financing arrangements include a $15.0 million revolving line of credit, of which $12.9 million is available to us as of September 30, 2012. At September 30, 2012, we had approximately $31.1 million in cash and cash equivalents, $35.1 million in short-term investments, and $36.9 million in accounts receivable, net of allowance for doubtful accounts and credit reserve. We believe that we have sufficient cash resources to continue operations for at least the next 12 to 24 months.
In connection with our initial public stock offering in August 2010 and the exercise by the underwriters of the related over-allotment option shortly thereafter, we received total net proceeds of approximately $144.8 million after deducting underwriting discounts and commissions. In December 2010, in connection with our follow-on public stock offering, we received net proceeds of $38.0 million after deducting underwriting discounts and commissions. In April 2011, in connection with our follow-on public stock offering we received net proceeds of $34.6 million after deducting underwriting discounts and commissions. We used substantially all of the net proceeds from our public stock offerings to repay indebtedness. We used the net proceeds from our initial public stock offering to first reduce our outstanding indebtedness under the PIK Loan, with a portion of the remaining proceeds, as well as the proceeds from the underwriters’ exercise of their over-allotment option, to repay Tranche B and Tranche C of the Second Lien Credit Facility, on a pro rata basis. The net proceeds from the December follow-on public stock offering were used to pay the remaining outstanding balance of the Second Lien Credit Facility. The net proceeds from the April follow-on public stock offering were used to prepay a portion of the amount outstanding under our First Lien Credit Facility. Subsequently, in April 2012, we voluntarily repaid $15.0 million of outstanding indebtedness. This overall reduction of our outstanding indebtedness has significantly reduced the total interest expense we expect to pay on this indebtedness in future periods.
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
Our corporate credit ratings and outlooks as of September 30, 2012 are summarized in the table below.

Rating Agency	Rating	Outlook
Moody's	B1	Stable
Standard & Poor's	B+	Stable
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
On May 16, 2012, Standard & Poor's Rating Services placed all of our ratings including our ‘BB-' corporate credit rating, on CreditWatch with negative implications. Subsequently on August 17, 2012, the Standard & Poor's Rating Services lowered our corporate credit rating from 'BB-' to 'B+' with a stable outlook. The stable outlook reflects a significant level of recurring base revenues, good channel partner relationships and a conservative financial policy. We will continue the steadfast execution of our strategic growth plan and remain committed to maintaining a strong credit rating.
Changes in our credit rating could adversely impact the interest rates on our First Lien Credit Facility. Provided that at any time our corporate credit rating is B1 (stable) from Moody’s and at least B+ (stable) from Standard & Poor’s our Eurodollar rate margin will be 4.25%. If our credit rating were to further decline our Eurodollar rate margin would increase to 4.50%.
Contractual Obligations and Commitments
The following table sets forth, as of September 30, 2012, certain significant cash obligations that will affect our future liquidity.

	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 years
Long-term debt, including current portion	$76,512	$1,030	$75,482	$—	$—
Interest on long-term debt	8,000	4,583	3,417	—	—
Operating leases	28,277	5,099	7,922	5,819	9,437
Third-party hosting commitments	5,613	4,527	1,086	—	—
Other contractual commitments (including interest)	452	151	301	—	—
Total	$118,854	$15,390	$88,208	$5,819	$9,437

Long-Term Debt and Interest on Long-Term Debt
Interest on long-term debt consists of expected interest payments on the First Lien Credit Facility through its maturity date, based on the assumptions regarding the amount of debt outstanding and assumed interest rates. The assumed interest rate on the First Lien Credit Facility was 5.75%, representing a 1.50% LIBOR floor plus 4.25% spread. In addition, this amount reflects the impact of the interest rate swap on the variable rate debt, for which we paid a fixed rate of 5.25% through June 2012.
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
We also occupy space in Amsterdam, London, Paris, Chicago, São Paolo, Hong Kong, Frankfurt, Sydney, Melbourne and San Francisco for our sales and services activities. We believe that our facilities are adequate for our current needs; however, we may obtain additional office space to house additional services personnel in the near future, and we may require other additional office space as our business grows.
Our commitments to our third-party hosting provider expire in December 2013. Our hosting obligations are largely impacted by service expansion requirements in line with the growth of our business.
Uncertain Tax Positions
The Company’s tax reserves for uncertain tax positions of $3.4 million (including interest and penalties of $0.1) are included within “Other long term liabilities” on the September 30, 2012 Consolidated Balance Sheet.
Unrecognized tax benefits totaled $3.3 million and $3.2 million at September 30, 2012 and December 31, 2011, respectively. Management does not expect that the balance of unrecognized tax benefits will significantly increase or decrease over the next twelve months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities beyond the next twelve months, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity.
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
We are in the process of remediating the underlying causes of this material weakness by, among other things, identifying and implementing improved processes surrounding the calculations that track compliance with the financial covenants contained in the First Lien Credit Facility, instituting an additional level of review and analysis of covenant compliance calculations and enhancing ongoing monitoring and forecasting of such compliance, and engaging in a thorough review of all covenants under First Lien Credit Facility and providing additional tools for key personnel to track covenant compliance requirements. Management is committed to a strong internal control environment and expects that, when fully implemented and tested, these remedial actions will strengthen our internal control over financial reporting and address this material weakness. However, we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. We will continue to assess the effectiveness of our remediation efforts in connection with our future assessments of the effectiveness of internal control over financial reporting. The material weakness will be fully remediated when, in the opinion of management, the revised control processes have been operating for a sufficient period of time to provide reasonable assurance as to their effectiveness and internal control testing has been completed for the current fiscal year.
Other than changes resulting from the ongoing remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Securities Class Action.  On December 5, 2011, we became aware of a purported class action lawsuit filed in the U.S. District Court for the Southern District of New York (the “SDNY” or the “Court”) against the Company and certain of its current and former executive officers. The complaint (the “Wallace Complaint”) alleges that the defendants made false and misleading statements or omissions in violation of the Securities Exchange Act of 1934. The plaintiff seeks unspecified compensatory damages for the purported class of purchasers of our common stock during the period from February 17, 2011 through November 10, 2011 (the “Allegation Period”). On December 27, 2011, a second purported class action complaint (the “Thaler Complaint”), which makes substantially the same claims as, and is related to, the Wallace Complaint, was filed in the SDNY against us and certain of our current and former executive officers seeking similar unspecified compensatory damages for the Allegation Period. On April 3, 2012, the Court consolidated the actions and appointed Plumbers and Pipefitters National Pension Fund as lead plaintiff, and also appointed lead counsel in the consolidated action (“Consolidated Exchange Act Class Action”). On June 15, 2012, the lead plaintiff filed an amended complaint (the “Consolidated Class Action Complaint”) that, in addition to the original allegations made in the Wallace Complaint, alleges that the Company, certain of its current and former officers and directors, and the underwriters in IntraLinks' April 6, 2011 stock offering (the “Secondary Offering”) issued a registration statement and prospectus in connection with the Secondary Offering that contained untrue statements of material fact or omitted material information required to be stated therein in violation of the Securities Act of 1933. The defendants filed their motions to dismiss the action on July 31, 2012 and, in response to the lead plaintiff opposition to the defendants' motions filed on September 17, 2012, the defendants filed their replies to plaintiff's opposition on October 10, 2012. Defendants' motions to dismiss have been fully briefed and are currently pending before the Court. We believe that these claims are without merit and intend to defend these lawsuits vigorously.

Shareholder Derivative Actions.  On December 28, 2011, a shareholder derivative complaint was filed in the SDNY against us and certain of our current and former directors. The complaint (the “Dixon Action”) alleges that the defendants breached their fiduciary duties by causing the Company to issue materially false and misleading statements about the Company's business prospects, financial condition and performance during the same Allegation Period alleged in the Wallace Complaint. On April 16, 2012, the Court approved the parties' stipulation agreeing to stay all proceedings in the Dixon Action, including discovery, until the Court renders a decision on the defendants' anticipated motion to dismiss the Consolidated Class Action.  On April 16, 2012, a second shareholder derivative complaint (the “Horbal Action”) was filed in the Supreme Court of the State of New York in New York County (“New York State Court”) against the Company and certain of our current and former directors and officers. The Horbal Action makes substantially the same claims as, and is related to, the Dixon Action. On April 24, 2012, one of the director defendants removed the Horbal Action to the SDNY, and on May 7, 2012, it was assigned to the same judge as in the Dixon Action. On May 22, 2012, the plaintiff in the Horbal Action moved to remand the case to state court. On June 8, 2012, defendant filed an opposition to remand, and the plaintiff filed a reply on June 15, 2012. Plaintiff's motion to remand has been fully briefed and is pending before the court. We believe the claims in these derivative actions are without merit and intend to defend these lawsuits vigorously.
SEC Investigation.  On August 4, 2011, we received a subpoena from the United States Securities and Exchange Commission (the “SEC”) requesting certain documents related to our business from January 1, 2011 through August 4, 2011. We have produced a number of documents to the SEC and continue to cooperate with the SEC.
ITEM 1A: RISK FACTORS
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this and previous Quarterly Reports on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which could materially affect our business, financial condition or future results. There are no material changes to the risk factors described in our Annual Report.
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

* Filed herewith.
+ Attached as Exhibits 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Comprehensive (Loss) Income, (iv) the Consolidated Statement of Cash Flows and (v) related notes to these financial statements.
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
INTRALINKS HOLDINGS, INC.

Date:	November 8, 2012	By:	/s/ RONALD W. HOVSEPIAN
Ronald W. Hovsepian President and Chief Executive Officer (Principal Executive Officer)
Date:	November 8, 2012	By:	/s/ DEREK IRWIN
Derek Irwin Chief Financial Officer