Form 10-K
period 2012-12-31
IntraLinks Holdings, Inc.
filed 2013-03-11
CIK 1488075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes    ☑  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐  Yes    ☑  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Based on the closing price of the Registrant's common stock on the last business day of the Registrant's most recently completed second fiscal quarter, which was June 30, 2012, the aggregate market value of its shares (based on a closing price of $4.38 per share) held by non-affiliates was approximately $159.1 million.

The number of shares outstanding of the registrant's common stock as of March 4, 2013 was 55,513,083. The registrant does not have any non-voting stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of the Annual Report on Form 10-K is incorporated by reference from the registrant's definitive proxy statement for the Registrant's 2013 annual meeting of stockholders, which the registrant intends to file with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year ended December 31, 2012.

INTRALINKS HOLDINGS, INC
ANNUAL REPORT ON FORM 10-K
For the year ended December 31, 2012

CORPORATE INFORMATION AND FORWARD-LOOKING STATEMENTS
Our Corporate Information
Our business was incorporated in Delaware as “Intralinks, Inc.” in June 1996. In June 2007, we completed a merger, or the Merger, pursuant to which Intralinks, Inc. became a wholly-owned subsidiary of TA Indigo Holding Corporation, a newly-formed Delaware corporation owned by TA Associates, Inc., which is now part of TA Associates Management, L.P. and certain other stockholders of Intralinks, Inc., including Rho Capital Partners, Inc. and former and current officers and employees of Intralinks, Inc. The Merger was funded in part through term loans made under various credit facilities in an aggregate principal amount of $275.0 million. The Merger was accounted for under the purchase accounting method in accordance with accounting principles generally accepted in the United States of America, or GAAP. In 2010, we changed the name of TA Indigo Holding Corporation to “Intralinks Holdings, Inc.” Unless otherwise stated in this Annual Report on Form 10-K (also referred to as this Annual Report or this Form 10-K) or the context otherwise requires, references to “Intralinks,” “we,” “us,” “our,” the “Company” and similar references refer to Intralinks Holdings, Inc. and its subsidiaries.
Intralinks®, Intralinks Courier®, Intralinks DealspaceSM, Intralinks ConnectSM, Intralinks VIATM, and Share anywhere.SM, Control everything.®, and other trademarks and service marks of Intralinks appearing in this Annual Report are the property of Intralinks. Other trademarks or service marks that may appear in this Annual Report are the property of their respective holders. Solely for convenience, the trademarks and trade names in this Annual Report are referred to without the ®, ™ and SM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.
Forward-Looking Statement Safe Harbor
Some of the statements in this Annual Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to our operations and are based on our current expectations, estimates and projections. Words such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “predict,” “potential,” “continue,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “goals,” “in our view” and similar expressions are used to identify these forward-looking statements. The forward-looking statements contained in this Annual Report include, but are not limited to, statements about our internal control over financial reporting, our results of operations and financial condition and our plans, strategies and developments. Forward-looking statements are only predictions and, as such, are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events or our future financial performance that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Many of the reasons for these differences include changes that occur in our continually changing business environment and other important factors. These risks, uncertainties and other factors are more fully described in “Item 1A. Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part I of this Form 10-K. You are strongly encouraged to read those sections carefully as the occurrence of the events described therein and elsewhere in this report could materially harm our business. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these statements speak only as of the date they were made and, except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Overview

Intralinks is a leading global provider of Software-as-a-Service, or SaaS, solutions for secure content management and collaboration within and among organizations. Our cloud-based solutions enable organizations to control, track, search and exchange time-sensitive information inside and outside the firewall, all within a secure and easy-to-use environment. Our customers rely on our cost-effective solutions to manage large amounts of electronic information, accelerate information intensive business processes, reduce time to market, optimize critical information workflow, meet regulatory and risk management requirements and collaborate with business counterparties in a secure, auditable and compliant manner. We help our customers eliminate many of the inherent risks and inefficiencies of using email, fax, courier services and other existing solutions to collaborate and exchange information.

At our founding in 1996, we introduced cloud-based collaboration for the debt capital markets industry and, shortly thereafter, extended our solutions to merger and acquisition transactions. Today, we service enterprises, financial institutions and governmental agencies in over 60 countries across a variety of industries, including financial services, pharmaceutical, manufacturing, biotechnology, consumer, energy, telecommunications, industrial, legal, agriculture, insurance, real estate and technology, which use our solutions for the secure management and online exchange of information within and among organizations. Across our principal markets, we help transform a wide range of slow, expensive and information-intensive tasks into streamlined, efficient and real-time business processes.

We deliver our solutions entirely through a cloud-based model where they are available on-demand over the Internet using a multi-tenant SaaS architecture in which a single instance of our software serves all of our customers. We sell our solutions directly through a field sales team with industry-specific expertise and an inside sales team, and indirectly through a customer referral network and channel partners. In 2012, we generated $216.7 million in revenue, of which approximately 39% was derived from sales across more than 60 countries outside of the United States.

The Intralinks Platform

We have built a highly secure and scalable, cloud-based, multi-tenant platform upon which we develop solutions that allow our customers to collaborate, manage and exchange critical information across organizational and geographic boundaries. We integrate content management, collaboration and social networking software into one platform that supports business collaboration and content exchange. The Intralinks Platform scales from the needs of small groups and individuals within one organization to large teams of people across multiple enterprises, financial institutions and governmental agencies. Our platform helps transform a wide range of slow, expensive and information-intensive tasks into streamlined, efficient and real-time business processes. Examples include the following:
• debt capital markets transactions, including loan syndication, agency and other financing activities;
• due diligence for merger and acquisition transactions, initial public offerings, or IPOs, and other strategic transactions;
• secure enterprise collaboration and file sharing by business professionals in a wide variety of industry settings;
• private equity fundraising and investor reporting;
• clinical trial management support and safety document distribution;
• life sciences drug development support and licensing;
• contract and vendor management;
• corporate development and board reporting; and
• corporate banking.

Intralinks Exchanges

Intralinks Exchanges facilitate collaboration within and among organizations. They integrate the capabilities of content management, collaboration and social networking software into a cohesive work environment that is accessible from the Internet. Intralinks Exchanges can be configured for a variety of uses, including the facilitation and management of a number of transactions and matters such as loan syndications, mergers and acquisitions, asset dispositions, clinical trials support, investor reporting and capital management.

Users access and work in Intralinks Exchanges primarily through a simple, intuitive and easy to use browser interface. Content within an Intralinks Exchange can be accessed through our customers' existing operating systems with an Internet connection. Users can also easily access the system with advanced mobile devices such as iPads, iPhones, BlackBerry and Android-based products. In addition, we make available advanced, on-premise tools such as Intralinks Designer for administrators and other users to simplify the uploading, organization and management of content. For example, Intralinks Designer facilitates activities such as adding files and folders in bulk, dynamically indexing information and setting permissions for multiple users and user groups.

Inherent in each Intralinks Exchange is the ability to manage content. This includes not only standard document management capabilities such as the ability to monitor document use to maintain version control, but also more sophisticated permissioning capabilities, such as document locking and protection, that can watermark content and control a user's ability to view, print, forward and save content stored on the Intralinks Exchange. Document locking and protection can be configured for users and groups on a bulk or per document basis.

Disaster recovery services, virus scanning and protection and automated backups are included as an ongoing component of our service offering to protect and secure the Intralinks Exchange environment and its content. We also provide a comprehensive archiving service that includes a complete electronic copy of all documents, access history, historical permissions and electronic communications sent through an Intralinks Exchange. Detailed and auditable records document disclosure, should any legal or other compliance challenges arise. These auditable records frequently satisfy additional company and regulatory record-keeping requirements.

Intralinks Courier

Intralinks Courier is an enterprise-class managed file transfer service that allows individuals and groups to support ad-hoc inter-enterprise collaboration, allowing the exchange of content through the firewall in a controlled, secure and auditable manner. It is designed to enable the secure exchange of critical information among individuals and groups on a one-off, ad hoc basis, whereas an Intralinks Exchange is designed for continuous content sharing and collaboration.

Intralinks Courier integrates the advanced capabilities of the Intralinks Platform, including tracking and reporting, access history for compliance support, document-level restrictions for printing, forwarding and saving, and watermarking. Because the content is stored on the Intralinks Platform, users can restrict file access to intended recipients and revoke access privileges even after documents are sent. Users access the Intralinks Courier service through a simple web interface, a desktop application or an email plug in. Intralinks Courier overcomes the file size limitations and inherent risk of email and file transfer protocol, or FTP, servers and eliminates the time and cost associated with overnight mail and physical couriers.

Intralinks VIA

Launched in February 2013, Intralinks VIA is a secure and scalable SaaS solution for content sharing and collaboration within and beyond the corporate firewall. Designed for business collaboration in a wide variety of markets and industries, Intralinks VIA is designed to enable users to sync, share and unshare files, work efficiently on group projects, and manage content wherever it goes, in a controlled and secure manner. In addition, Intralinks VIA is designed to enable employees across all departments of an enterprise to share content and collaborate beyond the firewall in a way that adheres to management-level control, security, auditability and compliance requirements.

Intralinks VIA allows collaboration through the creation of work streams, enabling business professionals to work together on a document or project. Further, Intralinks VIA, which is accessible through a simple web-based user interface, allows users to access and share files at any time from their desktops to their mobile devices, with control and monitoring over the content wherever it goes. Intralinks VIA integrates with existing applications and systems, providing an extension of familiar tools and experiences, and the means to coordinate work across people, organizations and devices.

Intralinks Technology and Integration Services

The Intralinks Platform provides a technology environment for building business applications and integrates with existing enterprise software applications. Through our technology, integrators and third party developers have the ability to create and deploy new business applications customized to specific customer requirements. Additionally, they can connect and integrate Intralinks Exchanges with existing content management systems and collaboration services, as well as manage workflow and information exchange between systems. Key elements include:

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

• Intralinks Connectors: Intralinks Connectors are software hooks designed to connect and integrate Intralinks with the APIs of specific external systems, like Microsoft SharePoint, EMC Documentum, and Salesforce.com. Our connectors are "out-of-the-box" offerings for external integration and include packaged services for file transfer, permissioning, reporting and workflow.

Intralinks Customer Service

Our customer-facing teams provide a range of implementation and end-user support services to ensure that our customers remain productive through the duration of their use of our services.

Implementation Services:

• Requirements consultation and solution development: We engage with customers to understand their unique business processes and analyze and identify their service requirements to assist with the optimal configuration of the Intralinks Exchange environment.

• Project management: We develop an action and training plan to accelerate the integration and rollout of the Intralinks solution within the customer's organization.

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

Our Technology

We have built a highly secure and scalable, cloud-based, multi-tenant platform upon which we develop solutions that allow our customers to collaborate, manage and exchange critical information across organizational and geographic boundaries. Our third-generation Intralinks Platform is optimized to service all of our customers from a single central software instance. Unlike enterprise software vendors, we do not need to custom-build software to deploy our technology into different environments or to address industry-specific needs. Consequently, we do not need to manage and support multiple versions of our software, and we do not need to expend effort to customize support for different hardware, operating systems or databases. Our platform combines our proprietary code with integrated components from third-party vendors.

The Intralinks Platform can be accessed universally from a simple web browser, yet has a rich customer interface powered by Adobe Flex that supports familiar desktop tools. These include drag-and-drop capabilities, right-click menus and dynamic easy-to-use reporting features, that allow users to get started quickly and easily. We also utilize Microsoft .NET technologies for desktop integration and MOSS integration toolkits and make extensive use of Web 2.0 technologies, such as AJAX and Flash, for improved usability and performance and to deliver a rich and highly interactive experience. Our technology platform includes an integrated full text search capability that performs real time data categorization and tagging of content, along with dynamic facet generation to help users quickly navigate search results. In addition, we utilize Akamai's Web Application Accelerator and IP Application Accelerator services to enable consistently high performance for users around the world. We also employ virtualization and load balancing technologies to enable seamless scalability of our infrastructure across all computing tiers.

We have built a highly sophisticated authentication, authorization and encryption service designed to ensure that the content stored in our system is accessible only by authorized users. We employ a wide range of technical security features, including two factor authentication using RSA Adaptive Authentication and data encryption with encoded session identifiers and passwords. Every file we transmit from an exchange is encrypted to the end user via a Secure Socket Layer, or SSL, transaction. We also use encryption technology in our storage systems and backup tapes. We incorporate sophisticated information rights management and permissioning controls that enable our customers to control the role of and access of participants to information within an exchange. Our platform also provides audit trails for compliance and access history tracking throughout the entire lifecycle of the content of each exchange.

To demonstrate that we have established effective operational control objectives and activities, we undergo annual audits conducted by an outside service auditor, in accordance with the American Institute of Certified Public Accountants' audit guide titled, "Reports on Controls at a Service Organization over Security, Availability, Processing, Integrity, Confidentiality or Privacy." The successful completion of these audits, and the issuance of the outside service auditor's report, provides independent validation that our control activities and processes are effective and can be relied upon by our customers.

The Intralinks Platform is hosted in four secure data centers provided by SunGard Availability Services LP that are run in primary and secondary mode with redundancy and failover capability. Physical security at these facilities includes a continually staffed security station along with biometric and man trap access controls. Systems are protected by firewalls and encryption technology. Each data center features redundant power, on-site backup generators, and environmental controls and monitoring. As part of our disaster recovery arrangements, all customer data is replicated to all sites in near real-time. Our hosting providers conduct regular security audits of our infrastructure and we also employ outside vendors for managed network security and monitoring 24 hours per day, 7 days per week, 365 days per year. The performance of our application suite is continually monitored using a variety of automated tools, and customer data is regularly backed up and stored in a primary and secondary secure location to minimize the risk of data loss at any facility.

Business Strategy Review

During 2012, management initiated a business strategy review to explore long-term growth opportunities. The objective was to assess the competitive environment, identify attractive market opportunities, define a product roadmap and further develop our execution strategy. We have made significant progress in validating our market opportunities and aligning the company to effectively address them. This strategic assessment reinforces our commitment to anticipate the changing needs of our customers, industry trends, and competitive forces.

During 2012, we continued to make good progress against our business strategy, with particular emphasis on improving mid-market coverage and overall market share in our strategic transactions business. We are pursuing geographies where we are underrepresented and that will provide us with promising market opportunities. Additionally, we have continued to enhance our product offerings with new capabilities and improved functionality.

Sales and Marketing

In 2012, we established our inside sales capabilities to support a high-velocity sales model in order to address opportunities in the enterprise market. We are developing a sales and marketing capability aimed at accelerating the adoption of our solutions by expanding penetration of existing industries, capitalizing on new opportunities in underpenetrated or emerging markets, and by selectively increasing our geographic coverage.

Sales
We sell our solutions through a mix of field and inside sales, a referral network and a select group of channel partners. As of December 31, 2012, our direct sales, product marketing and sales support staff consisted of 237 full-time employees. Our sales representatives have extensive experience selling technology solutions into a wide variety of industries including financial services, insurance, energy and utilities, and life sciences.

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

Marketing

Marketing supports our sales efforts through thought leadership and brand awareness activities, lead generation programs, and the unique positioning of our offerings. We have developed a broad mix of marketing tools tailored for the different markets we serve. We have a deep expertise in our core strategic transactions business, where we have a leading brand and a strong market share position. Across sales and marketing, we have honed our activities to maintain and develop key relationships within the deal making community, where we have relationships that number in the high thousands. In our Enterprise business, where there are millions of potential buyers across many industries, we are adapting our market approach and developing new capabilities to serve the needs of that market.

In March 2012, we launched a new thought leadership platform called, the "Extended Enterprise," which addresses enterprises' growing need to securely collaborate with customers and business partners without discarding the protection provided by their own firewalls. In conjunction with this thought leadership launch, we rebranded our solutions into two distinctive offerings called, "Intralinks Connect" and "Intralinks Dealspace."

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

In connection with the launch of the Intralinks Connect and Intralinks Dealspace offerings, we have engaged in new marketing initiatives. These initiatives have included the launch of our new website with images and messaging around the concept of the Extended Enterprise. Further, the use of print and online advertising campaigns and the utilization of enhanced search engine marketing and search engine optimization are enabling us to seek new business opportunities within the Enterprise markets. At the same time, we continue to maintain our traditional marketing initiatives, including the use of our website and blog to provide information about our company and solutions. Additionally, we pursue cooperative marketing efforts with our channel partners and participate in and sponsor user conferences, trade shows and industry events. Other traditional marketing initiatives have included advertisements in newspapers, trade magazines, management journals and other business related periodicals, and the placement of customer success stories and to 30 different industries provides us with a significant number of reference accounts, enhancing our ability to market and sell to new customers.

In December 2012, we began a process of reevaluating our corporate and product brands and, in February 2013, in connection with the launch of Intralinks VIA, a new enterprise collaboration solution, began to roll-out a new brand identity in a process that will continue in 2013.

Research and Development

Under our SaaS model, we maintain and support only one version of our software. Our use of common, multi-tenant application architecture enables us to provide all of our customers with a solution based on two instances of our application, Global and Japan. In addition, we are able to simultaneously upgrade all of our customers with each new software release. This enables us to focus our research and development expenditures on developing new features and functionality, rather than implementation. Our development process follows our own iterative methodology that includes elements of the Agile and Waterfall methodologies with multiple quality control cycles to ensure high quality and an on-going update capability.

As of December 31, 2012, our research and development group consisted of 140 employees based in New York, Boston and various other locations.

Our total product development cost, which includes product development expenses and capitalized software, was approximately $34.1 million, $37.3 million and $39.1 million in 2010, 2011 and 2012, respectively.

Competition

The market for our solutions is highly competitive, fragmented and dynamic. We compete with a multitude of service providers, including both virtual data room providers and enterprise software providers. We expect to encounter increased competition from established software companies as well as newer entrants to the market for online content-sharing services.

We believe that the principal differentiating factors in our market primarily include the ability to collaborate inside and outside firewalls while maintaining security, control, auditability and compliance standards. We believe we compete effectively based on broad capabilities across all of these factors. In particular, our solutions are specifically designed for inter-enterprise collaboration for content and information sharing beyond the firewall. Our technology platform offers enterprise class scalability and reliability, while enabling secure, auditable and compliant information exchange, via a SaaS delivery model that lowers total cost of ownership. Additionally, our industry-specific expertise, global customer support, scalability and reliability to ensure uninterrupted performance, as well as price and functionality, have earned us a reputation of trust with our customers.

Intellectual Property

We rely on a combination of patent, trademark, copyright and trade secret laws in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology and our brand. We have registered our "Intralinks" trademark, as well as other trademarks, with the U.S. Patent and Trademark Office and in several jurisdictions outside the United States.

We hold seven issued United States patents (patent numbers 6,898,636; 7,143,175; 6,678,698; 7,233,992; 7,168,094; 7,587,504; and 7,814,537). These patents, which are scheduled to expire on various dates commencing on February 4, 2019, cover, among other things, certain processes and systems for using a computer to upload documents to a server, permission any number of recipients to view or download documents and send an automated alert and link to those recipients. Our patents contemplate broad applications of these processes, including in the context of combination of such processes with single-sign-on technology, use of the process with handheld devices, combination of the process with data encryption and customized user interfaces for private labeling, use of the processes for managing time-sensitive projects and tasks, and automatic updating of exchange contents at regular time intervals. We have additional patents pending with the U.S. Patent and Trademark Office, including one that relates to certain aspects of the technology we developed to allow customers to filter access to documents based on a user's self-declared attributes. In one application of this technology, investors in syndicated loans use it to facilitate compliance by shielding certain of their personnel from access to material non-public information about corporate borrowers. We will continue to assess appropriate occasions for seeking patent and other intellectual property protections for those aspects of our technology and service that we believe constitute innovations providing significant competitive advantages.

Employees

As of December 31, 2012, we employed 635 full-time employees, including 237 in sales and marketing, 140 in product development, 144 in operations and support, and 114 in general and administrative.

Geographic Information

Revenue is generated within and outside the U.S. We operate globally with approximately 61% of total revenues derived from customers located in the United States and the remaining 39% derived from customers located in various international locations, with the largest being the UK.

Facilities

Our principal executive office located at 150 East 42nd Street, New York, New York occupies approximately 66,832 square feet. This space is comprised of 43,304 square feet that are subject to a lease agreement that expires in July 2021 and 23,528 square feet that are subject to a sublease agreement that expires in December 2013. In addition, we have a facility in Charlestown, Massachusetts that occupies 36,557 square feet under a lease that expires in December 2015.

We also maintain space in Amsterdam, London, Paris, Chicago, São Paulo, Frankfurt, Sydney, and San Francisco for our sales and services activities. We believe that our facilities are adequate for our current needs. However, we may obtain additional office space to house additional services personnel in the near future, and we may require other additional office space as our business grows.

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

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other documents with the SEC under the Securities Exchange Act, as amended. The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an internet website that contains reports, proxy and information statements and other information regarding issuers, including Intralinks Holdings, Inc., that file electronically with the SEC. The public can obtain any document we file with the SEC at
www.sec.gov.

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

Risks Related to Our Business and Our Industry

Continuing weakness or further deterioration in domestic and global economic conditions could have a significant adverse impact on our business, financial condition and operating results.

Our business, financial condition and operating results could be significantly affected by general economic conditions. The U.S. and global economies have experienced a significant prolonged downturn and prospects for sustained economic recovery remain uncertain. In particular, the European Union continues to face significant economic challenges, which could impede the recovery of the worldwide economy. Prolonged economic weakness or a further downturn in the U.S. and global economies could result in a variety of risks to our business. To the extent that economic conditions remain uncertain or deteriorate further, our business and operating results could be significantly and adversely affected.

Our future profitability is uncertain.

We have historically incurred significant net operating losses. As a result of these operating losses, we accumulated a deficit of $97.4 million from June 15, 2007, the date on which, through a series of transactions we refer to as the Merger, all of the outstanding equity of Intralinks, Inc. was acquired by a newly formed entity, TA Indigo Holding Corporation, which was owned by TA Associates, Inc. (now part of TA Associates Management, L.P.), Rho Capital Partners, Inc., a principal stockholder in Intralinks, Inc. since 2001, and other stockholders, including former and current officers and employees of Intralinks, Inc., through December 31, 2012. Our future profitability depends on, among other things, our ability to generate revenue in excess of our expenses. However, since our initial public offering in August 2010, we have incurred and will continue to incur as a public company significant additional legal, accounting and other expenses to which we were not subject as a private company, including expenses related to our efforts in complying with the requirements of Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank, and other public company disclosure and corporate governance requirements, responding to requests of government regulators and defending the class action and stockholder derivative lawsuits filed against us. At the same time, we have significant and continuing fixed costs relating to the maintenance of our assets and business, including our substantial debt service requirements, which we may not be able to reduce adequately to sustain our profitability if our revenue decreases. Our profitability also may be impacted by non-cash charges such as stock-based compensation charges and potential impairment of goodwill, which will negatively affect our reported financial results. Even if we achieve our profitability on an annual basis, we may not be able to achieve profitability on a quarterly basis. You should not consider prior revenue growth as indicative of our future performance. In fact, in future quarters we may not have any revenue growth and our revenue could decline. We may continue to incur significant losses in the future for a number of reasons, including the other risks described in this Form 10-K, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Our failure to achieve and maintain our profitability could negatively impact the market price of our common stock.

We may be unable to sustain positive cash flow.

Our ability to continue to generate positive cash flow depends on our ability to generate collections from sales in excess of our cash expenditures. Our collections from sales can be negatively affected by many factors, including but not limited to:

•	our inability to convince new customers to use our services or existing customers to renew their contracts or use additional services;

•	the lengthening of our sales cycle;

•	changes in our customer mix;

•	a decision by any of our existing customers to cease or reduce using our services;

•	failure of customers to pay our invoices on a timely basis or at all;

•	a failure in the performance of our solutions or our internal controls that adversely affects our reputation or results in loss of business;

•	the loss of market share to existing or new competitors;

•	regional or global economic conditions affecting perceived need for or value of our services; or

•	our inability to develop new products or expand our offerings on a timely basis and thus our potentially not meeting evolving market needs.

We anticipate that we will incur increased sales and marketing and general and administrative expenses as we continue to diversify our business into new industries and geographic markets. Our business will also require significant amounts of working capital to support our growth. In addition, we face significant expenditures in connection with our public company disclosure, Sarbanes-Oxley, and other corporate governance requirements, pending class action and stockholder derivative lawsuits and SEC investigation involving us. We may not achieve collections from sales to offset these anticipated expenditures sufficient to maintain positive future cash flow. In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events that cause our costs to exceed our expectations. An inability to generate positive cash flow may decrease our long-term viability.

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

Our operating results have varied significantly from quarter to quarter and may vary significantly from quarter to quarter in the future. As a result, we may not be able to accurately forecast our revenues or operating results. Our operating results may fall below market analysts' expectations in some future quarters, which could lead to downturns in the market price of our common stock. Quarterly fluctuations may result from factors such as:

•	changes in the markets that we serve;

•	changes in demand for our services;

•	rate of penetration within our existing customer base;

•	loss of customers or business from one or more customers, including from consolidations and acquisitions of customers;

•	increased competition;

•	changes in the mix of customer types;

•	changes in our standard service contracts that may affect when we recognize revenue;

•	loss of key personnel;

•	interruption in our service resulting in a loss of revenue;

•	changes in our pricing policies or the pricing policies of our competitors;

•	write-offs affecting any of our material assets;

•	changes in our operating expenses;

•	customer credits issued in excess of established reserves;

•	software "bugs" or other service quality problems;

•	concerns relating to the security of our systems; and

•	general economic conditions.

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

We had total indebtedness of $75.7 million outstanding as of December 31, 2012 pursuant to our First Lien Credit Agreement, entered into on June 15, 2007, as amended, or the First Lien Credit Facility, which is secured by liens on substantially all of our assets. The level and nature of our indebtedness could, among other things:

•	make it difficult for us to obtain any necessary financing in the future;

•	limit our flexibility in planning for or reacting to changes in our business;

•	reduce funds available for use in our operations and corporate development initiatives;

•	impair our ability to incur additional debt because of financial and other restrictive covenants or the liens on our assets that secure our current debt;

•	hinder our ability to raise equity capital, because in the event of a liquidation of our business, debt holders receive a priority before equity holders;

•	make us more vulnerable in the event of a downturn in our business; and

•	place us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have better access to capital resources.

In addition, we may incur significantly more debt in the future, which will increase each of the risks described above related to our indebtedness. As of December 31, 2012, we had $12.9 million available to us for additional borrowing under a $15.0 million revolving credit facility. If we increase our indebtedness by borrowing under our credit facility or incur other new indebtedness, each of the risks described above would increase.

Failure to maintain the security and integrity of our systems, software and solutions could seriously damage our reputation and affect our ability to retain customers and attract new business.

Maintaining the security and integrity of our systems, software and solutions is an issue of critical importance for us and for our customers and users who use our systems to store and exchange large volumes of proprietary and confidential information. There appears to be an increasing number of individuals, governments, groups and computer "hackers" developing and deploying a variety of destructive software programs (such as viruses, worms and other malicious software) that could attack our computer systems or solutions or attempt to infiltrate our systems. We make significant efforts to maintain the security and integrity of our systems, solutions and source code. Despite significant efforts to create security barriers, it is virtually impossible for us to mitigate this risk entirely because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not recognized until launched against a target. Like all software solutions, our software is vulnerable to these types of attacks. An attack of this type could disrupt the proper functioning of our software solutions, cause errors in the output of our customers' work, allow unauthorized access to sensitive, proprietary or confidential information of ours or our customers and other destructive outcomes. If an actual or perceived breach of our security were to occur, our reputation could suffer, customers could stop buying our solutions, we could face lawsuits and potential liability and our financial performance could be negatively impacted.

There is also a danger of industrial espionage, cyber-attacks, misuse or theft of information or assets (including source code), or damage to assets by people who have gained unauthorized access to our facilities, systems or information, which could lead to the disclosure of portions of our source code or other confidential information, improper usage and distribution of our solutions without compensation, illegal usage of our solutions, the putting in jeopardy of the security of information stored in and transmitted through our computer systems, manipulation and destruction of data, defects in our software and downtime issues. Although we actively employ measures to combat unlicensed copying, access and use of our software and intellectual property through a variety of techniques, preventing unauthorized use or infringement of our rights is inherently difficult. The occurrence of an event of this nature could adversely affect our financial results or could result in significant claims against us for damages. Further, participating in either a lawsuit to protect against unauthorized access to, usage of or disclosure of any of our solutions or any portion of our source code or the prosecution of an individual in connection with a cybersecurity breach could be costly and time-consuming and could divert management's attention and adversely affect the market's perception of us and our solutions.

A number of core processes, such as software development, sales and marketing, customer service and financial transactions, rely on our IT infrastructure and applications. Malicious software, sabotage and other cybersecurity breaches of the types described above could cause an outage of our infrastructure, which could lead to a substantial denial of service and ultimately downtimes, recovery costs and customer claims. This could have a significant negative impact on our business, financial position, profit or cash flows.

We rely upon our customers and users of our solutions to perform important activities relating to the security of the data maintained on our Intralinks Platform, such as assignment of user access rights and administration of document access controls. Because we do not control the access provided by our customers to third-parties with respect to the data on our systems, we cannot ensure the complete integrity or security of this data. Errors or wrongdoing by users resulting in security breaches could be attributed to us. Because many of our engagements involve business-critical projects for financial institutions and their customers and for other types of customers where confidentiality is of paramount importance, a failure or inability to meet our customers' expectations with respect to security and confidentiality could seriously damage our reputation and affect our ability to retain customers and attract new business.

The security and integrity of our systems could also be jeopardized by a breach of our internal controls and policies by our employees, consultants or subcontractors having access to our systems. If our systems fail or are breached as a result of a third-party attack or an error, violation of internal controls or policies or a breach of contract by an employee, consultant or subcontractor that results in the unauthorized disclosure of proprietary or confidential information or customer data, we could lose business, suffer irreparable damage to our reputation, and incur significant costs and expenses relating to the investigation and possible litigation of claims relating to such event. We could be liable for damages, penalties for violation of applicable laws or regulations and costs for remediation and efforts to prevent future occurrences, any of which liabilities could be significant. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages with respect to any particular claim. We also cannot assure that our existing general liability insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and results of operations. Furthermore, litigation, regardless of its outcome, could result in a substantial cost to us and divert management's attention from our operations. Any significant claim or litigation against us could have a material adverse effect on our business, financial condition and results of operations.

We have implemented a number of measures designed to ensure the security of our information, IT resources and other assets. Nonetheless, unauthorized users could gain access to our systems through cyber-attacks and steal, use without authorization and sabotage our intellectual property and confidential data. Any breach of our IT security, misuse or theft could lead to loss of production, recovery costs or litigation brought by customers or business partners, cash flows and reputation.

Our ability to provide our services may be adversely impacted by disruptions to our hardware and software systems.

Our services are highly dependent on our computer and telecommunications equipment and software systems. Disruptions in our service and related software systems could be the result of errors or acts by our vendors, customers, users or other third parties, or electronic or physical attacks by persons seeking to disrupt our operations. Any damage to, or failure or capacity limitations of, our systems and our related network could result in interruptions in our service that could cause us to lose revenue or issue credits or refunds or could cause our customers to terminate their subscriptions, in each case adversely affecting our renewal rates. Our business and reputation will be adversely affected if our customers and potential customers believe our service is unreliable.

Our business depends substantially on customers renewing and expanding their subscriptions for our services. Any decline in our customer renewals and expansions would harm our future operating results.

We enter into subscription agreements with certain of our customers that are generally one year in length. As a result, maintaining the renewal rate of our subscription agreements is critical to our future success. Contracts with annual commitment terms typically contain an automatic renewal clause; however, our customer agreements typically include a provision permitting the customer to provide notification of non-renewal within 30 to 90 days prior to the end of the contract term. Repeat customers who do not have automatic renewal terms typically negotiate renewal terms at or prior to each annual termination date. Our customers have no obligation to renew their subscriptions for our services after the expiration of the initial term of their agreements and some of our customers have elected not to do so. We cannot assure you that any of our customer agreements will be renewed. The loss of any customers that individually or collectively account for a significant amount of our revenues would have a material adverse effect on our results of operations or financial condition.

Our renewal rates may decline due to a variety of factors, including:

•	the price, performance and functionality of our solutions;

•	the availability, price, performance and functionality of competing products and services;

•	our ability to demonstrate to new customers the value of our solutions within the initial term;

•	the relative ease and low cost of moving to a competing product or service;

•	consolidation in our customer base;

•	the effects of economic downturns, including the current global economic recession, and global economic conditions;

•	reductions in our customers' spending levels; or
•our customers ceasing to use or anticipating a declining need for our services in their operations.

If our renewal rates are lower than anticipated or decline for any reason, or if customers renew on terms less favorable to us, our revenue may decrease and our profitability and gross margin may be harmed, which would have a material adverse effect on our business, results of operations and financial condition.

We derive a substantial portion of our revenue from contracts that provide for the use of our solutions for a fixed duration. Our inability to enter into new contracts as existing ones expire could negatively impact our overall financial performance.

Many of our contracts with customers are entered into in connection with discrete one-time financial and strategic business transactions and projects such as M&A transactions. During the fiscal years ended December 31, 2010, 2011 and 2012, revenues generated from transactional contracts constituted a substantial portion of our total revenues. These transactional agreements typically have initial terms of six to twelve months depending on the purpose of the Intralinks Exchange. Accordingly, our business depends on our ability to replace these transactional agreements as they expire. Our inability to enter into new contracts with existing customers or find new customers to replace these contracts could have a material adverse effect on our business, results of operations and financial condition.

A significant part of our business is derived from the use of our solutions in connection with financial and strategic business transactions. If the volume of these transactions does not increase, demand for our services may not grow and could decline.

A significant portion of our revenue depends on the purchase of our services by parties involved in financial and strategic business transactions such as mergers and acquisitions, or M&A, loan syndications and other debt capital markets, or DCM, transactions.

During the fiscal years ended December 31, 2010, 2011 and 2012, revenues generated from the M&A and DCM principal markets constituted approximately 55%, 55% and 56%, respectively, of our total revenues. If the volume of these types of transactions does not increase, demand for our services may not grow and could decline. The credit crisis, deterioration of global economies, rising unemployment and reduced equity valuations all create risks that could harm our business. We are not able to predict the impact any potential worsening of macroeconomic conditions could have on our results of operations. The level of activity in the financial services industry, including the financial transactions our services are used to support, is sensitive to many factors beyond our control, including interest rates, regulatory policies, general economic conditions, our customers' competitive environments, business trends, terrorism and political change. Unfavorable conditions or changes in any of these factors could adversely affect our business, operating results and financial condition.

We face shareholder lawsuits and other potential liabilities that could materially adversely impact our business, financial condition and results of operations.

We have been, are currently and may in the future be the subject of various lawsuits, proceedings and investigations. In December 2011, we and certain of our current and former officers and directors were named as defendants in class action and stockholder derivative lawsuits. In addition, in August 2011, we received a subpoena from the SEC requesting certain documents related to our business from January 1, 2011 through August 4, 2011. See "Item 3-Legal Proceedings" for more information about these matters. Given the stage of these lawsuits and the nature of the SEC investigation, we are unable to assess or quantify with any certainty their outcome, timing or potential costs. In defending and ultimately resolving these matters, we may be required to pay substantial amounts, divert management's attention from the operation of our business or change our business practices, any of which could materially adversely affect our business, financial condition, results of operations, liquidity and, consequently, the trading price of our common stock.

The outcome and amount of resources needed to defend or resolve lawsuits or regulatory actions, and respond to regulatory requests, is unpredictable and may remain unknown for long periods of time. The SEC may choose to expand the scope of its investigation or initiate an enforcement action to bring charges against us. In addition, the plaintiffs and the SEC, if an enforcement action is initiated, may seek recovery of very large damage awards, substantial fines or significant restrictions on our business. Our exposure under these matters will also include our indemnification obligations, to the extent we have any, to current and former officers and directors against losses incurred in connection these matters, including reimbursement of legal fees. Although we maintain insurance for claims of this nature, our insurance coverage does not apply in all circumstances and may be denied or insufficient to cover the costs related to the class action and stockholder derivative lawsuits and SEC investigation. In addition, these matters or future lawsuits or investigations involving us may increase our insurance premiums, deductibles or co-insurance requirements or otherwise make it more difficult for us to maintain or obtain adequate insurance coverage on acceptable terms, if at all. Moreover, adverse publicity associated with regulatory actions and investigations and negative developments in pending legal proceedings could decrease customer demand for our services. As a result, the pending lawsuits and SEC investigation and any future lawsuits or investigations involving us or our officers or directors could have a material adverse effect on our business, reputation, financial condition, results of operations, liquidity and the trading price of our common stock.

Changes in laws, regulations or governmental policy applicable to our customers or potential customers may decrease the demand for our solutions or increase our costs.

The level of our customers' and potential customers' activity in the business processes our services are used to support is sensitive to many factors beyond our control, including governmental regulation and regulatory policies. Many of our customers and potential customers in the life sciences, energy, utilities, insurance, financial and other industries are subject to substantial regulation and may be the subject of further regulation in the future. Accordingly, significant new laws or regulations or changes in, or repeals of, existing laws, regulations or governmental policy may change the way these customers do business and could cause the demand for and sales of our solutions to decrease. For example, many products developed by our customers in the life sciences industry require approval of the U.S. Food and Drug Administration, or FDA, and other similar foreign regulatory agencies before they can market their products. The processes for filing and obtaining FDA approval to market these products are guided by specific protocols that our services help support, such as U.S. 21 CFR Part 11, which provides the criteria for acceptance by the FDA of electronic records. If new government regulations from future legislation or administrative action or from changes in FDA or foreign regulatory policies occur in the future, the services we currently provide may no longer support these life science processes and protocols, and we may lose customers in the life sciences industry. Any change in the scope of applicable regulations that either decreases the volume of transactions that our customers or potential customers enter into or otherwise negatively impacts their use of our solutions would have a material adverse effect on our revenues or gross margins. Moreover, complying with increased or changed regulations could cause our operating expenses to increase as we may have to reconfigure our existing services or develop new services to adapt to new regulatory rules and policies, either of which will require additional expense and time. Additionally, the information provided by, or residing in, the software or services we provide to our customers could be deemed relevant to a regulatory investigation or other governmental or private legal proceeding involving our customers, which could result in requests for information from us that could be expensive and time consuming for us to address or harm our reputation since our customers rely on us to protect the confidentiality of their information. These types of changes could adversely affect our business, results of operations and financial condition.

If we are unable to increase our penetration in our existing principal markets, develop, market and sell new solutions and expand into additional markets, we will be unable to grow our business and increase our revenue.

We currently market our solutions for a wide range of business processes. These include clinical trial management; safety information exchange and drug development and licensing for the life sciences industry; private equity fundraising and investor reporting; energy exploration and production ventures for the oil and gas industry; loan syndication and other debt capital markets transactions; due diligence for mergers and acquisitions; public offerings and other strategic transactions; contract and vendor management; and board reporting. We intend to continue to focus our sales and marketing efforts in these markets to grow our business. In addition, we believe our future growth depends not only on increasing our penetration into the principal markets in which our services are currently used, but also on identifying and expanding the number of industries, communities and markets that use or could use our services and expanding the solutions we offer to customers in those markets. Efforts to expand our service offerings beyond the markets that we currently serve or to develop, market and sell new product offerings, however, may divert management resources from existing operations, expose us to increased competition from new and existing competitors and require us to commit significant financial resources to an unproven business, either of which could significantly impair our operating results. Moreover, efforts to expand beyond our existing markets and solutions may never result in new services that achieve market acceptance, create additional revenue or become profitable. Our inability to further penetrate our existing markets, successfully launch new solutions or identify additional markets and achieve acceptance of our services in these additional markets could adversely affect our business, results of operations and financial condition.

If we are unable to maintain or expand our direct sales capabilities, we may not be able to generate anticipated revenues.

We rely primarily on our direct sales force to sell our services. Our services and solutions require a sophisticated sales effort targeted at the senior management of our prospective customers. We must expand our sales efforts to generate increased revenue from new customers. Failure to hire or retain qualified sales personnel will preclude us from expanding our business and generating anticipated revenue. Competition for talented sales personnel is intense, and there can be no assurance that we will be able to retain our existing sales personnel or attract, assimilate or retain enough highly qualified sales personnel. Many of the companies with which we compete for experienced personnel have greater resources than we have. If any of our sales representatives or sales management personnel were to leave us and join one of our competitors, we may be unable to prevent those sales representatives from helping our competitors solicit business from our existing customers, which could adversely affect our revenue. In addition, in making employment decisions, particularly in the software industry, job candidates often consider the value of the stock options they are to receive in connection with their employment. We have experienced and may continue to experience a substantial decline in the trading price of our stock. Accordingly, if the price of our stock is subject to a lengthy period of continued decline or significant volatility, our ability to attract or retain key employees could be materially impaired. In the past, our sales force has experienced high turnover rates. New hires require training and take time to achieve full productivity. If we experience high turnover in our sales force in the future, we cannot be certain that new hires will become as productive as necessary to maintain or increase our revenue.

Our performance depends on customer referrals from financial institutions and other users of our services.

We depend on end-users of our solutions to generate customer referrals for our services. We depend in part on the financial institutions, legal providers and other third parties who use our services to recommend them to a larger customer base than we can reach through our direct sales and internal marketing efforts. For instance, a significant portion of our revenues from the M&A sector business is derived from referrals by investment banks, financial advisors and law firms that have relied on our services in connection with prior transactions. These referrals are an important source of new customers for our services and generally are made without expectation of compensation. We intend to continue to focus our marketing efforts on these referral partners in order to expand our reach and improve the efficiency of our sales efforts. The willingness of these users to provide referrals depends on a number of factors, including the performance, ease of use, reliability, reputation and cost-effectiveness of our services as compared to those offered by our competitors. We may not be able to maintain strong relationships with these financial institutions or professional advisors. The loss of any of our significant referral sources or a decline in the number of referrals we receive could require us to devote substantially more resources to the sales and marketing of our services, which would increase our costs, potentially lead to a decline in our revenue, slow our growth and have a material adverse effect on our business, results of operations and financial condition. In addition, the revenue we generate from our referral relationships may vary from period to period.

We may lose sales opportunities if we do not successfully develop and maintain strategic relationships to sell and deliver our solutions.

In addition to generating customer referrals through third-party users of our solutions, we intend to pursue relationships with other third parties such as technology and content providers and implementation partners. Identifying partners and negotiating and documenting relationships with them require significant time and resources, as does integrating third-party content and technology. Some of the third parties with whom we have strategic relationships have entered and may continue to enter into strategic relationships with our competitors. Further, these third parties may have multiple strategic relationships and may not regard us as significant for their businesses. As a result, they may terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire services or solutions that compete with ours. Our strategic partners also may interfere with our ability to enter into other desirable strategic relationships. If we are unsuccessful in establishing or maintaining our relationships with these third parties on favorable economic terms, our ability to compete in the marketplace or to grow our revenue could be impaired, and our business, results of operations and financial condition would suffer. Even if we are successful, we cannot assure you that these relationships will result in increased revenue or customer usage of our solutions or that the economic terms of these relationships will not adversely affect our margins.

Consolidation in the commercial and investment banking industries and other industries we serve could adversely impact our business by eliminating a number of our existing and potential customers.

There has been, and continues to be, merger, acquisition and consolidation activity among our customers. Mergers or consolidations of banks and financial institutions, in particular, have reduced and may continue to reduce the number of our customers and potential customers for our solutions, resulting in a smaller market for our services, which could have a material adverse impact on our business and results of operations. In addition, it is possible that the larger institutions that result from mergers or consolidations could perform themselves some or all of the services that we currently provide or could provide in the future. A merger of two of our existing customers may also result in the merged entity deciding not to use our service or to purchase fewer of our services than the companies did separately or may result in the merged entity seeking pricing advantages or discounts using the leverage of its increased size. If that were to occur, it could adversely impact our revenue, which in turn would adversely affect our business, results of operations and financial condition.

If we do not maintain the compatibility of our services with third-party applications that our customers use in their business processes, demand for our services could decline.

Our solutions can be used alongside a wide range of other systems such as email and enterprise software systems used by our customers in their businesses. If we do not support the continued integration of our services with third-party applications, including through the provision of application programming interfaces that enable data to be transferred readily between our services and third-party applications, demand for our services could decline and we could lose sales. We will also be required to make our services compatible with new or additional third-party applications that are introduced to the markets that we serve. We may not be successful in making our services compatible with these third-party applications, which could reduce demand for our services. In addition, prospective customers, especially large enterprise customers, may require heavily customized features and functions unique to their business processes. If prospective customers require customized features or functions that we do not offer and that would be difficult for them to develop and integrate within our services, then the market for our services will be adversely affected.

We operate in highly competitive markets, which could make it more difficult for us to acquire and retain customers.

The market for online collaborative content workspaces is intensely competitive and rapidly changing, with relatively low barriers to entry. We expect competition to increase from existing competitors as well as new and emerging market entrants. In addition, as we expand our service offerings, we may face competition from new and existing competitors. We compete primarily on product functionality, service levels, security and compliance characteristics, price and reputation. Our competitors include companies that provide online products that serve as document repositories or virtual data rooms together with other products or services that may result in those companies effectively selling these services at lower prices and creating downward pricing pressure for us. Some of our competitors may have significantly greater financial resources than we do and they may be able to devote greater resources to the development and improvement of their services than we can. As a result, our competitors may be quicker at implementing technological changes and responding to customers' changing needs. In addition, if our competitors consolidate or our smaller competitors are acquired by other, larger competitors, they may be able to provide services comparable to ours at a lower price due to their size. Our competitors may also develop services or products that are superior to ours and their products or services may gain greater market acceptance than our services. Furthermore, our customers or their advisors, including investment banks and law firms, may acquire or develop their own technologies, such as client extranets, that could decrease the need for our services. The arrival of new market entrants or the use of these internal technologies could reduce the demand for our services or cause us to reduce our pricing, resulting in a loss of revenue and adversely affecting our business, results of operations and financial condition.

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

If we fail to adapt our services to changes in technology or the marketplace, we could lose existing customers and fail to attract new business.

Our customers and users regularly adopt new technologies and industry standards continue to evolve. The introduction of products or services and the emergence of new industry standards can render our existing services obsolete and unmarketable in short periods of time. We expect others to continue to develop, introduce new and enhance existing products and services, which will compete with our services. Our future success will depend, in part, on our ability to enhance our current services and to develop and introduce new services that keep pace with technological developments, emerging industry standards and the needs of our customers. We cannot assure you that we will be successful in cost effectively developing, marketing and selling new services or service enhancements that meet these changing demands, that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these services, or that our new service and service enhancements will adequately meet the demands of the marketplace and achieve market acceptance.

Our customers may adopt technologies that decrease the demand for our services, which could reduce our revenue and adversely affect our business.

We target large institutions such as commercial banks, investment banks and life sciences companies for many of our services and we depend on their continued need for our services. However, over time, our customers or their advisors, such as law firms, may acquire, adopt or develop their own technologies, such as client extranets, that decrease the need for our solutions. The use of these internal technologies could reduce the demand for our services, result in pricing pressures or cause a reduction in our revenue. If we fail to manage these challenges adequately, our business, results of operations and financial condition could be adversely affected.

Government regulation of the Internet and e-commerce and of the international exchange of certain information is subject to possible unfavorable changes, and our failure to comply with applicable regulations could harm our business and operating results.

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign governments becomes more likely. For example, we believe increased regulation is likely in the area of data privacy. Further, laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our customers' ability to use and share data, potentially reducing demand for our products and services. In addition, taxation of products and services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed. Any regulation imposing greater fees for Internet use or restricting the exchange of information over the Internet could result in reduced growth or a decline in the use of the Internet and could diminish the viability of our Internet-based services, which could harm our business and operating results.

Interruptions or delays in our service due to problems with our third-party web hosting facilities or other third-party service providers could adversely affect our business.

We rely on SunGard Availability Services LP for the maintenance of the equipment running our solutions and software at geographically dispersed hosting facilities. Our agreement with SunGard Availability Services LP, or SunGard, expires on December 31, 2015. If we are unable to renew, extend or replace this contract, we may be unable to arrange for replacement services at a similar cost and in a timely manner, which could cause an interruption in our service. We do not control the operation of these SunGard facilities, each of which may be subject to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures or similar events. These facilities may also be subject to break-ins, sabotage, intentional acts of vandalism or similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster, cessation of operations by our third-party web hosting provider or SunGard's decision to close a facility without adequate notice or other unanticipated problems at any facility could result in lengthy interruptions in our service. In addition, the failure by these facilities to provide our required data communications capacity could result in interruptions in our service.

Our loan agreement contains operating and financial covenants that may restrict our business and financing activities.

As of December 31, 2012, we had approximately $75.7 million of debt outstanding under our First Lien Credit Facility, which has a maturity date of June 15, 2014. These borrowings are secured by substantially all of our assets, including our intellectual property. Our loan agreement restricts, among other things, our ability to:

•	incur additional indebtedness other than in the normal course of business;

•	create liens;

•	make capital expenditures, investments and acquisitions;

•	sell assets;

•	pay dividends or make distributions on and, in certain cases, repurchase our stock; or

•	consolidate or merge with other entities.

In addition, our loan agreement has a change in control provision that provides that, upon the occurrence of a change in control, all credit facility commitments shall terminate and all loans shall become due and payable. Furthermore, our loan agreement requires us to meet specified minimum financial measurements. The operating and financial restrictions and covenants in our loan agreement, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control and we may not be able to meet those covenants. A breach of any of these covenants could result in a default under our loan agreement, which could cause all of the outstanding indebtedness under our loan agreement to become immediately due and payable and terminate all commitments to extend further credit.

We might require additional capital to support business growth, and this capital might not be available.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new services or enhance our existing services, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

Further downgrades in our credit ratings may increase our borrowing costs, limit our ability to raise capital, cause our stock price to decline or reduce analyst coverage, any of which could have a material adverse impact on our business.

On May 16, 2012, Standard & Poor's Rating Services placed all of our credit ratings, including our 'BB-' corporate credit rating, on CreditWatch with negative implications. Subsequently on August 17, 2012, the Standard & Poor's Rating Services lowered our corporate credit rating from 'BB-' to 'B+' with a stable outlook. A further downgrade in our credit rating could adversely impact the interest rates on our First Lien Credit Facility, which provides that at any time our corporate credit rating is at least B1 (stable) from Moody's and at least B+ (stable) from Standard & Poor's our Eurodollar rate margin will be 4.25%. If our credit rating were to further decline, our Eurodollar rate margin would increase to 4.50%.

Since investors, analysts and financial institutions often rely on credit ratings to assess a company's creditworthiness and risk profile, make investment decisions and establish threshold requirements for investment guidelines, our ability to raise capital, stock price and analyst coverage could be negatively impacted by a further downgrade to our credit rating.

Our growth may strain our management, information systems and resources.

Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to expand our overall business, customer base, headcount and operations both domestically and internationally. Growing a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our information technology infrastructure, reporting systems and procedures, and operational and financial controls, as well as manage expanded operations in geographically distributed locations. Our expected additional growth will increase our costs, which will make it more difficult for us to offset any future revenue shortfalls by offsetting expense reductions in the short term. If we fail to manage our growth successfully we will be unable to execute our business plan successfully, which could have a negative impact on our business, financial condition and results of operations.

Expansion of our business internationally will subject us to additional economic and operational risks that could increase our costs and make it difficult for us to operate profitably.

One of our key growth strategies is to pursue international expansion. International revenue accounted for approximately 35%, 40%, and 39%, of our revenue in 2010, 2011 and 2012, respectively. The continued expansion of our international operations may require significant expenditure of financial and management resources and may result in increased administrative and compliance costs. In addition, international expansion will increasingly subject us to the risks inherent in conducting business internationally, including:

•
anti-corruption laws, such as the Foreign Corrupt Practices Act, the UK Bribery Act and other local laws prohibiting corrupt payments to governmental officials, and antitrust and competition regulations, among others;

•	localization of our services, including translation into foreign languages and adaptation for local practices and regulatory requirements;

•	difficulty in enforcing contractual provisions in local jurisdictions;

•	longer accounts receivable payment cycles and increased difficulty in collecting accounts receivable;

•	the effect of applicable foreign tax structures, including tax rates that may be higher than tax rates in the United States or taxes that may be duplicative of those imposed in the United States;

•	tariffs and trade barriers;

•	difficulties in managing and staffing international operations;

•	general economic and political conditions in each country;

•	inadequate intellectual property protection in foreign countries;

•	increased insurance and employee costs associated with operating in foreign jurisdictions;

•	dependence on certain third parties, including channel partners with whom we may not have extensive experience; and

•
the difficulties in and increased expenses resulting from complying with a variety of foreign laws, regulations and trade standards, including data protection and privacy laws and labor laws that may or may not be in conflict with U.S. law.

Fluctuations in the exchange rate of foreign currencies could result in currency transaction losses, which could harm our operating results and financial condition.

We currently have foreign sales denominated in foreign currencies and may in the future have sales denominated in the currencies of additional countries. Any fluctuation in the exchange rate of these foreign currencies may positively or negatively affect our business, financial condition and operating results. If there continues to be volatility in exchange rates for foreign currencies, we may continue to see fluctuations in our revenue and expenses, which may impact our operating results.

Because we recognize revenue for our services ratably over the term of our customer agreements, downturns or upturns in the value of signed contracts will not be fully and immediately reflected in our operating results.

We offer our services primarily through fixed commitment contracts and recognize revenue ratably over the related service period, which typically ranges from six to twelve months. As a result, some portion of the revenue we report in each quarter is revenue from contracts entered into during prior quarters. Consequently, a decline in signed contracts in any quarter will not be fully and immediately reflected in the revenue for that quarter, but will instead negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure to offset this reduced revenue. Similarly, revenue attributable to an increase in contracts signed in a particular quarter will not be fully and immediately recognized, as revenue from new or renewed contracts is recognized ratably over the applicable service period. Because we incur sales commissions at the time of sale, we may not recognize revenues from some customers despite incurring considerable expense related to our sales processes. Timing differences of this nature could cause our margins and profitability to fluctuate significantly from quarter to quarter.

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

The timing of our revenue from sales to enterprise customers is difficult to predict. These sales efforts require us to educate our customers about the use and benefit of our services, including the technical capabilities and potential cost savings to an organization. Enterprise customers typically undertake a significant evaluation process that has in the past resulted in a lengthy sales cycle, typically several months. We spend substantial time, effort and money on our enterprise sales efforts without any assurance that our efforts will produce any sales. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, our results could fall short of public expectations and our business, operating results and financial condition could be adversely affected.

If we are unable to maintain effective disclosure controls and procedures and internal control over financial reporting in the future, our ability to produce accurate and timely financial statements could be materially impaired, which could harm our operating results, investors' views of us and, as a result, the value of our common stock.

Upon registration of our shares of common stock with the SEC, we became subject to rules and regulations that require us to maintain the effectiveness of both disclosure controls and procedures and internal control over financial reporting. Effective disclosure controls and procedures and internal control over financial reporting are necessary for us to provide reliable financial reports, effectively prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. In addition, beginning with the Annual Report on Form 10-K for the year ended December 31, 2011, we became subject to the requirement to perform an annual management assessment of the effectiveness of our internal controls over financial reporting and obtain a report from our independent registered public accounting firm addressing the effectiveness of our internal controls over financial reporting. We reported a material weakness in 2011, and could report a material weakness in the future.

We may not be able to maintain effective disclosure controls and procedures and internal control over financial reporting in the future. If we are not able to maintain adequate compliance with these requirements in future years, we may be unable to report our financial information on a timely basis or our independent registered public accounting firm may be unable to express an opinion on the effectiveness of our internal control over financial reporting, which could result in SEC or other regulatory investigations or proceedings, violations of New York Stock Exchange listing rules and loss of investor confidence in the reliability of our financial statements, and, in turn, materially adversely affect our business, reputation, financial position, results of operations and the market price of our common stock. In addition, we could be required to incur substantial accounting and auditing expense and significant management time in complying with these requirements, remediating any material weaknesses that may be identified in the future, or responding to any regulatory investigations or proceedings.

We rely on third-party software and hardware to support our system and services and our business and reputation could suffer if these third-party services fail to perform properly.

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

Third-party software underlying our services can contain undetected errors or bugs. We may be forced to delay commercial release of our services until any discovered problems are corrected and, in some cases, may need to implement enhancements or modifications to correct errors that we do not detect until after deployment of our services. In addition, problems with the third party software underlying our services could result in:

•	damage to our reputation;

•	loss of or delayed revenue;

•	loss of customers;

•	warranty claims or litigation;

•	loss of or delayed market acceptance of our services; and

•	unexpected expenses and diversion of resources to remedy errors.

Our use of "open source" software could negatively affect our ability to sell our services and subject us to possible litigation.

A portion of the technologies licensed by us incorporates "open source" software, and we may incorporate open source software in the future. Open source software is generally licensed by its authors or other third parties under open source licenses. If we fail to comply with these licenses, we may be subject to certain conditions, including requirements that we offer any of our services that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and that we license those modifications or alterations under the terms of the particular open source license. If an author or other third party that distributes those open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of those of our services that contained the open source software and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our services.

If we are found to infringe on the proprietary rights of others, we could be required to redesign our services, pay significant royalties or enter into license agreements with third parties. This may significantly increase our costs or adversely affect our results of operations and stock price.

A third-party may assert that our technology or services violates its intellectual property rights. In particular, as the number of products and services offered in our markets, as well as the number of related patents issued in the United States and elsewhere increase and the functionality of these products and services further overlap, we believe that infringement claims may arise. Any claims, regardless of their merit, could:

•	be expensive and time-consuming to defend;

•	force us to stop providing services that incorporate the challenged intellectual property;

•	require us to redesign our technology and services;

•	divert management's attention and other company resources; and

•	require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies, which may not be available on terms acceptable to us, if at all.

If we are unable to protect our proprietary technology and other rights, the value of our business and our competitive position may be impaired.

If we are unable to protect our intellectual property, our competitors could use our intellectual property to market products and services similar to ours, which could decrease demand for our services. We rely on a combination of copyright, patent, trademark and trade secret laws as well as third-party nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. These protections may not be adequate to prevent our competitors from copying or reverse-engineering our technology and services to create similar offerings. The scope of patent protection, if any, we may obtain from our patent applications is difficult to predict and our patents may be found invalid, unenforceable or of insufficient scope to prevent competitors from offering similar services. Our competitors may independently develop technologies that are substantially equivalent or superior to our technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors, subcontractors and collaborators to enter into confidentiality agreements and maintain policies and procedures to limit access to our trade secrets and proprietary information. These agreements and the other actions we take may not provide meaningful protection for our trade secrets, know-how or other proprietary information from unauthorized use, misappropriation or disclosure. Further, existing copyright and patent laws may not provide adequate or meaningful protection in the event competitors independently develop technology, products or services similar to ours. Even if the laws governing intellectual property rights provide protection, we may have insufficient resources to take the legal actions necessary to protect our interests. In addition, our intellectual property rights and interests may not be afforded the same protection under the laws of foreign countries as they are under the laws of the United States.

Our success depends on our customers' continued high-speed access to the Internet and the continued reliability of the Internet infrastructure.

Our future sales growth depends on our customers having high-speed access to the Internet, as well as the continued maintenance and development of the Internet infrastructure. The future delivery of our services will depend on third-party Internet service providers to expand high-speed Internet access, maintain a reliable network with the necessary speed, data capacity and security, and develop complementary products and services, including high-speed modems, for providing reliable and timely Internet access and services. The success of our business depends directly on the continued accessibility, maintenance and improvement of the Internet as a convenient means of customer interaction, as well as an efficient medium for the delivery and distribution of information among businesses and by businesses to their employees. All of these factors are out of our control. If for any reason the Internet does not remain a widespread communications medium and commercial platform, the demand for our services would be significantly reduced, which would harm our business, results of operations and financial condition.

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

We may not successfully develop or introduce new services or enhancements to our Intralinks Platform or our service offerings and, as a result, we may lose existing customers or fail to attract new customers and our revenues may suffer.

Our ability to attract new customers and increase revenue from existing customers will depend in large part on our ability to enhance and improve our existing Intralinks Platform and our service offerings and to introduce new functionality either by acquisition or internal development. Our operating results would suffer if our innovations are not responsive to the needs of our customers, are not appropriately timed with market opportunity, or are not effectively brought to market. We have in the past experienced delays in the planned release dates of new features and upgrades and have discovered defects in new services after their introduction. There can be no assurance that new services or upgrades will be released according to schedule or that, when released, they will not contain defects. Either of these situations could result in adverse publicity, loss of revenues, delay in market acceptance or claims by customers brought against us, all of which could have a material adverse effect on our business, results of operations and financial condition. Moreover, upgrades and enhancements to our service offerings may require substantial investment and we have no assurance that our investments will prove successful. If new innovations to our solutions do not become widely adopted by customers, we may not be able to justify the investments we have made. If we are unable to develop, license or acquire new products or enhancements to existing services on a timely and cost-effective basis, or if our new products or enhancements do not achieve market acceptance, our business, results of operations and financial condition will be materially adversely affected.

If we fail to develop our brand cost-effectively, our business may suffer.

We believe that developing and maintaining awareness of the Intralinks brand in a cost-effective manner is critical to achieving widespread acceptance of our existing and future services and is an important element in attracting new customers. Furthermore, we believe that the importance of brand recognition will increase as competition in our market develops. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and our ability to provide reliable and useful services at competitive prices. Brand promotion and protection will also require protection and defense of our trademarks, service marks and trade dress, which may not be adequate to protect our investment in our brand or prevent competitors' use of similar brands. In the past, our efforts to build our brand have involved significant expense. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business could suffer.

If we are unable to retain our key executives, we may not be able to implement our business strategy.

We rely on the expertise and experience of our senior management, especially our President and Chief Executive Officer, Ronald W. Hovsepian, as well as the other executive officers and key employees referenced in Item 10 of this Form 10-K. Although we have employment agreements with certain of our executive officers, none of them or any of our other management personnel is obligated to continue his or her employment with us. We have no key-man insurance on any members of our management team. The loss of services of any key management personnel could make it more difficult to pursue our business goals successfully. Furthermore, recruiting and retaining qualified management personnel are critical to our growth plans. We may be unable to attract and retain key personnel on acceptable terms given the competition among technology companies for experienced management personnel.

Our ability to use our net operating loss carryforwards and other tax attributes may be limited or disallowed by the Internal Revenue Service.

As of December 31, 2012, we had net operating loss carryforwards of $59.3 million, including $8.3 million of windfall tax benefits attributable to equity compensation, to offset future taxable income, which expire in various years beginning in 2020 and continuing through 2030, if not utilized. If we were not to generate sufficient future taxable income, this would adversely affect our ability to utilize these net operating loss carryforwards. In addition, under the Internal Revenue Code, substantial changes in our ownership could limit the amount of net operating loss carryforwards that can be utilized annually in the future to offset taxable income. Sections 382 and 383 of the Internal Revenue Code impose limitations on a company's ability to use net operating loss carryforwards and other tax attributes if a company experiences a more-than-50-percent ownership change over a three-year period. We believe that, as a result of our initial and follow-on public offerings, or as a result of prior or future issuances of our capital stock, it is possible that such a change in our ownership could be deemed to occur. If such a change in our ownership occurs, our ability to use our net operating loss carryforwards in any future periods may be limited on an annual basis.

In addition, due to an administrative omission from certain prior year tax filings related to losses generated by Intralinks Ltd., our U.K. subsidiary, we proactively sought “reasonable cause” relief in 2010 from the possible disallowance or restriction of these net operating loss carryforwards from the Internal Revenue Service (“IRS”). As a result, the Company is currently undergoing an audit by IRS of its U.S. Federal income tax returns for the years ended December 31, 2006 through 2009. As of the filing of this document, we have received Notices of Proposed Adjustments from the IRS disallowing $58.3 million of foreign branch losses on the basis that they constitute dual consolidated losses in the U.S.; the IRS is asserting that the Company is not entitled to reasonable cause relief for late election filings. The Company disagrees with the IRS proposed adjustments and has commenced an appeal. In the event relief is not ultimately granted, we would no longer have the ability to use a significant portion of our net operating loss carryforwards. In the current year and in future years in which we have taxable income, we would have to pay more taxes than if we were able to fully utilize our net operating loss carryforwards. This could adversely affect the market price of our common stock.

If we undertake business combinations and acquisitions, they may be difficult to integrate, disrupt our business, dilute stockholder value or divert management's attention.

We may support our growth through acquisitions of complementary businesses, services or technologies. Future acquisitions involve risks, such as:

•	challenges associated with integrating acquired technologies and operations of acquired companies;

•	exposure to unforeseen liabilities;

•	diversion of managerial resources from day-to-day operations;

•	possible loss of key employees, customers and suppliers;

•	misjudgment with respect to the value, return on investment or strategic fit of any acquired operations or assets;

•	higher than expected transaction costs; and

•	additional dilution to our existing stockholders if we use our common stock as consideration for acquisitions.

As a result of these risks, we may not be able to achieve the expected benefits of any acquisition. If we are unsuccessful in completing or integrating acquisitions, we may be required to reevaluate our growth strategy.

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

We incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our operating results.

Since our initial public offering in August 2010, we have incurred and will continue to incur as a public company significant additional legal, accounting and other costs to which we were not subject to as a private company, including expenses related to our efforts in complying with Sarbanes-Oxley, and other public company disclosure and corporate governance requirements, responding to requests of government regulators and defending the class action and stockholder derivative lawsuits filed against us. Our management and other personnel will continue to need to devote a substantial amount of time to these compliance initiatives. We expect that these rules, regulations and proceedings may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage previously available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

We may be required to collect sales and use taxes on the services we sell; this could subject us to liability for past sales and cause our future sales to decrease.

We currently collect, or plan to collect, sales or use tax on our services in fourteen states. Historically, we have not charged or collected value added tax on our services anywhere in the world. We may lose sales or incur significant expenses should tax authorities in other jurisdictions where we do business be successful in imposing sales and use taxes, value added taxes or similar taxes on the services we provide. A successful assertion by one or more tax authorities that we should collect sales or other taxes on the sale of our services could result in substantial tax liabilities for past sales, including interest and penalty charges, and could discourage customers from purchasing our services and otherwise harm our business. Further, we may conclude based on our own review that our services may be subject to sales and use taxes in other jurisdictions where we do business. Under these circumstances, we may voluntarily disclose our estimated liability to the respective tax authorities and initiate activities to collect taxes going forward.

It is not clear that our services are subject to sales and use tax in certain jurisdictions. States and certain municipalities in the United States, as well as countries outside the United States, have different rules and regulations governing sales and use taxes. These rules and regulations are subject to varying interpretations that may change over time and, in the future, our services may be subject to these taxes. Although our customer contracts typically provide that our customers are responsible for the payment of all taxes associated with the provision and use of our services, customers may decline to pay back taxes and may refuse responsibility for interest or penalties associated with those taxes. In certain cases, we may elect not to request customers to pay back taxes. If we are required to collect and pay back taxes and associated interest and penalties, and if our customers fail or refuse to reimburse us for all or a portion of these amounts, or if we elect not to seek payment of these amounts, we will incur unplanned expenses that may be substantial. Moreover, imposition of such taxes on our services going forward will effectively increase the cost of our services to our customers, and may adversely affect our ability to retain existing customers or gain new customers in jurisdictions in which such taxes are imposed. Any of the foregoing could have a material adverse effect on our business, results of operation or financial condition.

Catastrophic events may disrupt our business.

A natural disaster, telecommunications failure, power outage, cyber-attack, war, terrorist attack, or other catastrophic event could cause us to suffer system interruptions, reputational harm, delays in product development, breaches of data security and loss of critical data. An event of this nature could also prevent us from fulfilling customer orders or maintaining certain service level requirements, particularly in respect of our SaaS and hosted offerings. While we have developed certain disaster recovery plans and maintain backup systems to reduce the potentially adverse effect of these types of events, a catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our business, operating results and financial condition could be adversely affected. Though we came through recent storms - Sandy and Nemo - without issue, this is still a risk investors should be aware of.

Risks Related to Our Common Stock

Our stock price may fluctuate significantly.

The stock market, particularly in recent years, has experienced significant volatility, particularly with respect to technology stocks. The volatility of technology stocks often does not relate to the operating performance of the companies themselves. Factors that could cause volatility in the market price of our common stock include:

•	market conditions affecting our customers' businesses, including the level of activity in the mergers and acquisitions and syndicated loan markets;

•	the loss of any major customers or the acquisition of new customers for our services;

•	announcements of new services or functions by us or our competitors;

•	developments concerning intellectual property rights;

•	comments by securities analysts, including the publication of their estimates of our operating results;

•	actual and anticipated fluctuations in our quarterly operating results;

•	rumors relating to us or our competitors;

•	developments relating to lawsuits and investigations involving us;

•	actions of stockholders, including sales of shares by our directors and executive officers;

•	additions or departures of key personnel; and

•	developments concerning current or future strategic alliances or acquisitions.

These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, volatility in the market price of our stock could subject us to securities class action litigation. We are currently, and may in the future be, the subject of class action and stockholder derivative lawsuits that could require us to incur substantial costs defending such lawsuits and divert the time and attention of our management.

Our principal stockholders could exercise significant control over our company.

As of December 31, 2012, our two largest stockholders beneficially owned, in the aggregate, shares representing approximately 31.1% of our outstanding capital stock. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would likely be able to influence our management and affairs. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. As of December 31, 2012, we had 55,486,651 shares of common stock outstanding. A relatively small number of our shareholders own large blocks of shares. We cannot predict the effect, if any, that public sales of these shares will have on the market price of our common stock.

In addition, shares subject to outstanding options under our equity incentive plans and shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, holders of approximately 17,266,846 shares of our common stock have the right to require us to register these shares under the Securities Act of 1933, as amended, pursuant to a registration rights agreement. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that these types of sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between these types of sales and the performance of our business.

Provisions of Delaware law, our charter documents and our loan agreement could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders, and could make it more difficult for stockholders to change management.

Provisions of Delaware law, our amended and restated certificate of incorporation and amended and restated by-laws and our loan agreement may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions may also prevent or delay attempts by stockholders to replace or remove our current management or members of our board of directors. These provisions include:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office located at 150 East 42nd Street, New York, New York occupies approximately 66,832 square feet. This space is comprised of 43,304 square feet that are subject to a lease agreement that expires in July 2021 and 23,528 square feet that are subject to a sublease agreement that expires in December 2013. In addition, we have a facility in Charlestown, Massachusetts that occupies 36,557 square feet under a lease that expires in December 2015.

We also maintain space in Amsterdam, London, Paris, Chicago, São Paulo, Frankfurt, Sydney, and San Francisco for our sales and services activities. We believe that our facilities are adequate for our current needs. However, we may obtain additional office space to house additional services personnel in the near future, and we may require other additional office space as our business grows.

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

Securities Class Action. On December 5, 2011, we became aware of a purported class action lawsuit filed in the U.S. District Court for the Southern District of New York, or the SDNY or the Court, against us and certain of our current and former executive officers. The complaint, or the Wallace Complaint, alleges that the defendants made false and misleading statements or omissions in violation of the Securities Exchange Act of 1934, as amended. The plaintiff seeks unspecified compensatory damages for the purported class of purchasers of our common stock during the period from February 17, 2011 through November 10, 2011, or the Allegation Period. On December 27, 2011, a second purported class action complaint, which makes substantially the same claims as, and is related to, the Wallace Complaint, was filed in the SDNY against us and certain of our current and former executive officers seeking similar unspecified compensatory damages for the Allegation Period. On April 3, 2012, the Court consolidated the actions and appointed Plumbers and Pipefitters National Pension Fund as lead plaintiff, and also appointed lead counsel in the consolidated action, or the Consolidated Class Action. On June 15, 2012, the lead plaintiff filed an amended complaint that, in addition to the original allegations made in the Wallace Complaint, alleges that we, certain of its current and former officers and directors, and the underwriters in our April 6, 2011 stock offering issued a registration statement and prospectus in connection with the offering that contained untrue statements of material fact or omitted material information required to be stated therein in violation of the Securities Act of 1933, as amended. The defendants filed their motions to dismiss the action on July 31, 2012 and, in response to the lead plaintiff opposition to the defendants' motions filed on September 17, 2012, the defendants filed their replies to plaintiff's opposition on October 10, 2012. Defendants' motions to dismiss have been fully briefed and are currently pending before the Court. We believe that these claims are without merit and intend to defend these lawsuits vigorously.

Shareholder Derivative Actions. On December 28, 2011, a shareholder derivative complaint was filed in the SDNY against us and certain of our current and former directors. The complaint, or the Dixon Action, alleges that the defendants breached their fiduciary duties by causing us to issue materially false and misleading statements about our business prospects, financial condition and performance during the same Allegation Period alleged in the Wallace Complaint. On April 16, 2012, the Court approved the parties' stipulation agreeing to stay all proceedings in the Dixon Action, including discovery, until the Court renders a decision on the defendants' anticipated motion to dismiss the Consolidated Class Action. On April 16, 2012, a second shareholder derivative complaint, or the Horbal Action, was filed in the Supreme Court of the State of New York in New York County against us and certain of our current and former directors and officers. The Horbal Action makes substantially the same claims as, and is related to, the Dixon Action. On April 24, 2012, one of the director defendants removed the Horbal Action to the SDNY, and on May 7, 2012, it was assigned to the same judge as in the Dixon Action. On May 22, 2012, the plaintiff in the Horbal Action moved to remand the case to state court. On June 8, 2012, defendant filed an opposition to remand, and the plaintiff filed a reply on June 15, 2012. Plaintiff's motion to remand has been fully briefed and is pending before the Court. We believe the claims in these derivative actions are without merit and intend to defend these lawsuits vigorously.

SEC Investigation. On August 4, 2011, we received a subpoena from the United States Securities and Exchange Commission, or the SEC, requesting certain documents related to our business from January 1, 2011 through August 4, 2011. We have produced a number of documents to the SEC and continue to cooperate with the SEC.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II: OTHER INFORMATION
PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED TO STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock commenced trading under the symbol "IL" on the New York Stock Exchange on August 6, 2010. Prior to that date, there was no public trading market for our common stock. The initial public offering was priced at $13.00 per share on August 5, 2010. We sold an additional 2,000,000 shares of common stock at an offering price of $20.00 per share in a follow-on public offering that closed on December 10, 2010 and an additional 1,437,500 shares of common stock at an offering price of $25.50 per share in a subsequent follow-on public offering that closed on April 12, 2011. The following table sets forth for the indicated periods the high and low closing sales prices of our common stock as reported by the New York Stock Exchange for the fiscal years ended December 31, 2012 and 2011.

	High	Low
Fiscal year ending December 31, 2011:
First quarter	$30.31	$18.71
Second quarter	$32.25	$16.62
Third quarter	$18.17	$6.00
Fourth quarter	$9.44	$4.74

Fiscal year ending December 31, 2012:
First quarter	$7.40	$5.02
Second quarter	$5.37	$3.75
Third quarter	$6.93	$3.95
Fourth quarter	$6.88	$5.37

On March 4, 2013, the last reported sales price of our common stock on the New York Stock Exchange was $5.73 and there were approximately 22 holders of record of our common stock.

Dividend Policy

We have never declared or paid dividends on our capital stock and we do not anticipate paying any dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. Any future determination to declare dividends will be subject to the discretion of our board of directors and will depend on various factors, including applicable laws, our results of operations, financial condition, future prospects and any other factors deemed relevant by our board of directors. In addition, the terms of our outstanding indebtedness restrict our ability to pay dividends, and any future indebtedness that we may incur could preclude us from paying dividends.

Stock Performance Graph

This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act.

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite index and the NASDAQ Computer and Data Procession index for the period beginning August 6, 2010 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2012, assuming an initial investment of $100.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Stockholder Return

275
250
225
200
175
150
125
100
75
50
25
0
08/06/10
11/30/10
03/31/11
07/31/11
11/30/11
03/31/12
07/31/12
11/30/12
IntraLinks Holdings, Inc.
NASDAQ Composite-Total Returns
NASDAQ - Computer and Data Processing Returns

Equity Compensation Plan Information

For the information concerning securities authorized for issuance under our equity compensation plans, see Part III "Item 12 - "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Annual Report on Form 10-K.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

You should read the selected consolidated financial data presented below in conjunction with the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K and consolidated financial statements and the related notes included elsewhere in this Form 10-K. The selected consolidated financial data presented below under the heading "Consolidated Statement of Operations Data" for the years ended December 31, 2012, 2011 and 2010 and the selected consolidated financial data presented below under the heading "Consolidated Balance Sheet Data" as of December 31, 2012 and 2011 have been derived from the Company's audited consolidated financial statements included elsewhere in this Form 10-K.

The selected consolidated financial data presented below under the headings "Consolidated Statement of Operations Data" for the years ended December 31, 2008 and 2009 and under "Consolidated Balance Sheet Data" as of December 31, 2008, 2009, and 2010 have been derived from consolidated financial statements not included in this Form 10-K. Our historical results are not necessarily indicative of the results of operations to be expected for future periods.

(In Thousands, Except Share and per Share Amounts)	Year Ended December 31, 2008	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2012
Consolidated Statement of Operations Data:
Total revenue	$143,401	$140,699	$184,332	$213,504	$216,667
Cost of revenue (1)	56,161	48,721	47,496	56,385	62,354
Gross profit	87,240	91,978	136,836	157,119	154,313
Operating expenses:
Product development (1)	14,847	14,222	17,953	18,579	21,092
Sales and marketing (1)	61,556	59,058	79,251	88,872	96,198
General and administrative (1)	19,209	20,556	28,435	40,808	50,608
Restructuring costs	1,316	1,494	—	—	—
Impairment of capitalized software	—	—	—	—	8,715
Total operating expenses	96,928	95,330	125,639	148,259	176,613
(Loss) income from operations	(9,688)	(3,352)	11,197	8,860	(22,300)
Interest expense	28,234	28,935	24,724	10,645	6,435
Amortization of debt issuance costs	1,803	1,872	3,084	1,369	740
Loss on extinguishment of debt	—	—	4,974	—	—
Other expense (income), net	271	9,027	(2,722)	(3,123)	(1,870)
Net (loss) before income tax	(39,996)	(43,186)	(18,863)	(31)	(27,605)
Income tax (benefit) expense	(15,398)	(18,415)	(6,427)	1,212	(10,225)
Net (loss)	$(24,598)	$(24,771)	$(12,436)	$(1,243)	$(17,380)
Net loss per common share
Basic	$(25.54)	$(15.38)	$(0.58)	$(0.02)	$(0.32)
Diluted	$(25.54)	$(15.38)	$(0.58)	$(0.02)	$(0.32)
Weighted average number of shares used in calculating net loss per share
Basic	963,019	1,611,090	21,310,284	53,381,655	54,352,536
Diluted	963,019	1,611,090	21,310,284	53,381,655	54,352,536

(1) Includes stock-based compensation as follows:

	Years Ended December 31,
(In Thousands)	2008	2009	2010	2011	2012
Stock-Based Compensation Expense
Cost of revenue	$173	$63	$105	$310	$445
Product development	519	483	755	1,329	1,440
Sales and marketing	855	529	1,638	2,353	1,080
General and administrative	2,245	863	1,717	4,716	3,596
Total	$3,792	$1,938	$4,215	$8,708	$6,561
	As of December 31,
(In Thousands)	2008	2009	2010	2011	2012
Consolidated Balance Sheet Data:
Cash and cash equivalents	$24,671	$30,481	$50,467	$46,694	$43,798
Short-term investments	—	3,414	—	36,120	31,549
Working capital	9,821	15,591	49,563	78,136	62.955
Total assets	532,852	509,341	526,355	530,341	489,754
Deferred revenue (1)	24,938	26,795	38,043	40,309	40,719
Long-term debt, net of current portion	284,164	290,513	125,886	91,164	75,238
Series A preferred stock	175,991	176,478	—	—	—
Accumulated deficit	(41,606)	(66,377)	(78,813)	(80,056)	(97,436)
Total stockholders' (deficit) equity	$(44,611)	$(62,032)	$287,444	$331,830	$322,052

(1) Included in "Working Capital" above.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Amounts in tabular format are presented in thousands, except per share data, or as otherwise indicated.
Executive Overview
Intralinks is a leading global provider of Software-as-a-Service, or SaaS, solutions for secure content management and collaboration within and among organizations. Our cloud-based solutions enable organizations to control, track, search, exchange and collaborate on time-sensitive information inside and outside the firewall, all within a secure and easy-to-use environment. Our customers rely on our cost-effective solutions to manage large amounts of electronic information, accelerate information intensive business processes, reduce time to market, optimize critical information workflow, meet regulatory and risk management requirements and collaborate with business counterparties in a secure, auditable and compliant manner. We help our customers eliminate many of the inherent risks and inefficiencies of using email, fax, courier services and other existing solutions to collaborate and exchange information.
At our founding in 1996, we introduced cloud-based collaboration for the debt capital markets industry and, shortly thereafter, extended our solutions to merger and acquisition transactions. Today, we service enterprise and governmental agencies in over 60 countries across a variety of industries, including financial services, pharmaceutical, manufacturing, biotechnology, consumer, energy, telecommunications, industrial, legal, agriculture, insurance, real estate and technology, which use our solutions for the secure management and online exchange of information within and among organizations. Across all of our principal markets, we help transform a wide range of slow, expensive and information-intensive tasks into streamlined, efficient and real-time business processes.

We deliver our solutions entirely through a multi-tenant SaaS architecture in which a single instance of our software serves all of our customers. We sell our solutions directly through a field team with industry-specific expertise and an inside sales team, and indirectly through a customer referral network and channel partners. In 2012, we generated $216.7 million in revenue, of which approximately 39% was derived from sales across 60 countries outside of the United States.

2012 Key Accomplishments

Business Strategy Review

During 2012, management initiated a business strategy review to explore long-term growth opportunities. The objective was to assess the competitive environment, identify the most attractive market opportunities, define a product roadmap and further develop our execution strategy. We have made significant progress in validating our market opportunities and aligning the company to effectively address them. This strategy assessment reinforces our commitment to anticipate the changing needs of our customers, industry trends, and competitive forces.

We continued to make good progress against our business strategy with particular emphasis on improving mid-market coverage and overall market share in our strategic transactions business. We are pursuing geographies where we are underrepresented and that will provide us with promising market opportunities. Additionally, we have continued to enhance our product offerings with new capabilities and improved functionality.

Operational Changes

During 2012, management initiated a review of our systems and business processes and began making changes toward operational improvement.

We began a redesign of the sales model focused on improving marketing and demand generation, establishing a high-velocity inside sales model, and moving toward sales specialization in our enterprise sales force. We believe this sales model will better address opportunities in the market and better match sales with the way customers buy SaaS offerings.

In product development, we instituted a change in methodology, embracing Agile and Waterfall development methodologies. We also put a program of intellectual property protection in place.

We also entered into a strategic partnership to help us with distribution and technology. We are committed to seeking out and building crucial relationships that promote, sell and support our services.

Key Personnel

Our executive leadership team went through a significant amount of change in 2012. New additions to the team during the year included the General Counsel, EVP of Business Operations and CIO, EVP of Sales and Marketing and Chief Financial Officer. The executive leadership team is confident that we are well positioned to take full advantage of the opportunities that lie ahead and that the right people are on board to execute against them.

Key Metrics
We evaluate our operating and financial performance using various performance indicators, as well as against the macroeconomic trends affecting the demand for our solutions in our principal markets. We also monitor relevant industry performance, including transactional activity in the debt capital markets, or DCM, and the mergers and acquisitions, or M&A, market globally, to provide insight into the success of our sales activities as compared to our peers and to estimate our market share in each of our principal markets.
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

	Year Ended December 31,
	2012	2011	2010
Consolidated Statement of Operations Data:
Total revenue	$216,667	$213,504	$184,332
Non-GAAP Gross margin	76.2%	79.9%	81.5%
Non-GAAP adjusted operating income	$18,750	$46,255	$45,569
Non-GAAP adjusted net income	$8,365	$23,539	$13,737
Non-GAAP adjusted EBITDA	$37,317	$66,254	$62,551
Non-GAAP adjusted EBITDA margin	17.2%	31.0%	33.9%
Consolidated Balance Sheet Data:
Deferred revenue at December 31 (1)	$40,719	$40,309	$38,043
Consolidated Statement of Cash Flows Data:
Cash flows provided by operations	$35,186	$54,726	$35,564
Free cash flow	$9,159	$30,893	$12,573

(1) Short-term only

Non-GAAP Financial Measures
This Form 10-K includes information about certain financial measures that are not prepared in accordance with generally accepted accounting principles in the United States, or GAAP or U.S. GAAP, including non-GAAP gross profit and gross margin, non-GAAP adjusted operating income and margin, non-GAAP adjusted net income, non-GAAP adjusted net income per share, non-GAAP adjusted EBITDA and free cash flow. These non-GAAP measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies.
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

•	Non-GAAP net income per share represents non-GAAP adjusted net income (defined above) divided by dilutive shares outstanding.

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

Management believes that these non-GAAP financial measures, when viewed with our results under U.S. GAAP and the accompanying reconciliations, provide useful information about our period-over-period growth and provide additional information that is useful for evaluating our operating performance and, internally, for managing the cash needs of our business. Additionally, management believes that these non-GAAP financial measures provide a more meaningful comparison of our operating results against those of other companies in our industry, as well as on a period-to-period basis, because these measures exclude items that are not representative of our operating performance, such as amortization of intangible assets, interest expense and fair value adjustments to the interest rate swap. Management believes that including these costs in our results of operations results in a lack of comparability between our operating results and those of our peers in the industry, the majority of which are not highly leveraged and do not have comparable amortization costs related to intangible assets. However, non-GAAP gross margin, non-GAAP adjusted operating income, non-GAAP adjusted net income, non-GAAP adjusted net income per share, non-GAAP adjusted EBITDA and free cash flow are not measures of financial performance under U.S. GAAP and, accordingly, should not be considered as alternatives to gross margin, operating income, net income (loss), and cash flows provided by operations as indicators of operating performance.

The table below provides reconciliations between the non-GAAP financial measures discussed above to the comparable U.S. GAAP measures:

	Year Ended December 31,
	2012	2011	2010
Gross profit	$154,313	$157,119	$136,836
Gross margin	71.2%	73.6%	74.2%
Cost of revenue – stock-based compensation expense	445	310	105
Cost of revenue – amortization of intangible assets	10,369	13,237	13,237
Non-GAAP Gross profit	$165,127	$170,666	$150,178
Non-GAAP Gross margin	76.2%	79.9%	81.5%
(Loss) Income from operations	$(22,300)	$8,860	$11,197
Stock-based compensation expense	6,561	8,708	4,215
Amortization of intangible assets	25,774	28,630	28,741
Impairment on capitalized software	8,715	—	—
Costs related to public stock offerings	—	57	1,416
Non-GAAP adjusted Operating income	$18,750	$46,255	$45,569
Net (loss) before income tax	$(27,605)	$(31)	$(18,863)
Stock-based compensation expense	6,561	8,708	4,215
Amortization of intangible assets	25,774	28,630	28,741
Impairment on capitalized software	8,715	—	—
Costs related to public stock offerings	—	57	1,416
Costs related to debt repayments	47	—	7,011
Non-GAAP adjusted Net Income before tax	13,492	37,364	22,520
Non-GAAP income tax provision	5,127	13,825	8,783
Non-GAAP adjusted Net income	$8,365	$23,539	$13,737
Net (loss)	$(17,380)	$(1,243)	$(12,436)
Interest expense	6,435	10,645	24,724
Income tax (benefit) expense	(10,225)	1,212	(6,427)
Depreciation and amortization	18,567	19,999	16,982
Amortization of intangible assets	25,774	28,630	28,741
Stock-based compensation expense	6,561	8,708	4,215
Impairment on capitalized software	8,715	—	—
Amortization of debt issuance costs	740	1,369	3,084
Loss on extinguishment of debt	—	—	4,974
Other (income), net(1)	(1,870)	(3,123)	(2,722)
Costs related to public stock offerings	—	57	1,416
Non-GAAP adjusted EBITDA	$37,317	$66,254	$62,551
Non-GAAP adjusted EBITDA margin	17.2%	31.0%	33.9%
Cash flow provided by operations	$35,186	$54,726	$35,564
Capital expenditures	(26,027)	(23,833)	(22,991)
Free cash flow	$9,159	$30,893	$12,573

(1)	“Other expense (income), net” primarily includes fair value adjustments to our interest rate swap which matured as of June 30, 2012 and foreign currency transaction gains and losses.

Components of Operating Results

Sources of Revenue

We derive revenue principally through fixed commitment contracts under which we provide customers with various services, including access to our cloud-based Intralinks Platform, access to one or more of our Intralinks Exchanges, the related customer support and other services. Our management operates the business in one reportable segment, assessing performance and making operating decisions based on one single operating unit. However, to date we have monitored certain revenue metrics and trends by principal markets, as defined below. We also monitor the mix of "subscription" and "transaction" customers within these markets, as well as revenue growth in international locations.

The following represent our principal markets:

•
Enterprise comprises customers spanning a variety of industries, including financial services, pharmaceutical, biotechnology, consumer, energy, industrial, legal, insurance, real estate and technology, who use our services for a wide range of corporate purposes, primarily under subscription arrangements.

•
Mergers & Acquisitions (M&A) comprises customers, across the same variety of industries described above, who use Intralinks Exchanges for project-based transactions, such as mergers, acquisitions and dispositions. These customers are typically referred to us by financial or legal advisors involved in the respective transactions. This principal market is generally characterized by the use of the Intralinks Platform under transaction arrangements.

•
Debt Capital Markets (DCM) primarily comprises customers within the financial services industry who use Intralinks exchanges for loan syndication and administration, and is generally characterized by the use of the Intralinks Platform under subscription arrangements.

We believe our revenue growth will be driven by our ongoing investments in our platform and in enhanced service offerings, by improving our mid-market coverage, by expanding our focus on underrepresented geographies and by increasing our overall market share in our strategic transactions business.  We believe that making continued investments in our platform, services and operational infrastructure will allow us to service more clients, including those with larger-scale requirements.

Additionally, during the year ended December 31, 2011, we received insurance proceeds totaling $0.6 million, as a result of one of our primary facilities sustaining water damage from a fire on a floor above, which resulted in an interruption in our operations. We filed a claim under our business interruption insurance policy for lost revenue caused by the down-time experienced subsequent to the loss event. The business interruption insurance proceeds are classified as "Other Revenue" in the Consolidated Statement of Operations.

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

We will continue to make investments in our platform and services, which may include direct investments in our technology, client services group and our hosting infrastructure. The level and timing of investments in these areas could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue.

Gross Profit and Gross Margin

Our gross profit and margin are driven by our ability to manage the costs of providing our service as revenue increases or decreases. As noted under "Cost of Revenue" above, we intend to continue making investments in personnel, including our client service group, and other initiatives directly related to the development of our technology.

Operating Expenses

Product Development - Product development expenses consist primarily of personnel-related costs, including non-cash stock-based compensation, and consulting expenses associated with the design, development and testing of our systems. We capitalize direct costs of services used in developing internal-use software, including both internal and external direct labor costs. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

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

Sales and Marketing - Sales and marketing expenses consist primarily of personnel-related costs, including commissions paid to our sales representatives and non-cash stock-based compensation for equity granted to our sales and marketing staff. Sales and marketing expenses also include payments to channel partners, costs of marketing programs and amortization expense for certain definite-lived intangible assets. Our marketing programs include advertising, events and conferences, corporate communications, public relations and other brand building and product marketing expenses.

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

General and Administrative - General and administrative expenses consist primarily of personnel-related costs, including non-cash stock-based compensation, for our finance and accounting, legal, human resources, administrative, and internal business systems personnel, amortization expense for certain definite-lived intangible assets, as well as non-personnel costs such as professional fees and other corporate and public company expenses.

We expect that general and administrative expenses will increase in absolute dollars in connection with our continued efforts to make infrastructure enhancements and improvements.

Non-Operating Expenses

Non-operating expenses consist of: (i) fair value adjustments to our interest rate swap which matured on June 30, 2012, (ii) interest expense related to our long-term debt, net of interest income generated from our short-term investments, (iii) amortization of debt issuance costs, which are being amortized over the expected remaining life of loan, and (iv) foreign currency transactions gains and losses, primarily driven by fluctuations between the U.S. Dollar, Pound Sterling and Euro.

In addition, during the year ended December 31, 2010, non-operating expenses included a loss on extinguishment of debt related to the repayment of our Holdings Senior PIK Credit Agreement, or the PIK Loan, and the accelerated recognition of deferred debt issuance costs due to the repayment of outstanding amounts under our PIK Loan and our Second Lien Credit Facility entered into on June 15, 2007, as amended, or the Second Lien Credit Facility, in 2010, using the net proceeds from our August 2010 initial and our December 2010 and April 2011 follow-on public offerings. See Note 9 to our Consolidated Financial Statements contained elsewhere in this Form 10-K for additional details regarding the extinguishment of the PIK Loan and accelerated recognition of deferred debt issuance costs.

Income Tax Expense (Benefit)

We are subject to income tax in the United States as well as other countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may also be subject to current U.S. income tax based on our corporate structure and operations. Our effective tax rate differs from the statutory rate primarily as a result of stock-based compensation, other non-deductible expenses, research and development credits, state taxes, and taxation of our foreign operations.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities on an ongoing basis. The following accounting estimates are viewed by management to be critical because they require significant judgment on the part of management. Management has discussed and reviewed the development, selection, and disclosure of critical accounting estimates with our Audit Committee.

We evaluate these estimates including those related to the determination of the fair value of stock options and estimated forfeitures of equity-based awards, the fair value of our reporting unit, valuation of intangible assets (and their related useful lives), fair value of financial instruments, certain components of the income tax provisions, including valuation allowances on the Company's deferred tax assets, accruals for certain compensation expenses, allowances for doubtful accounts and reserves for customer credits. We base estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from those estimates under different assumptions or conditions. Financial results could be materially different if other methodologies were used or if management modified its assumptions.

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our financial statements. For further information on our critical and other significant accounting policies, see Note 2, Summary of Significant Accounting Policies, of our consolidated financial statements included elsewhere in this Form 10-K.

Revenue Recognition - We derive revenue principally through fixed commitment contracts under which we provide customers various services, including access to our cloud-based Intralinks Platform, including our Intralinks Exchanges, as well as the related customer support and other services.

We currently sell our services under service contracts that we consider either "subscription" or "transaction" arrangements, as follows:

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

Our customers do not have a contractual right, or the ability, to take possession of the Intralinks software at any time during the hosting period, or to contract with an unrelated third party to host the Intralinks software. Therefore, revenue recognition for our services is not accounted for under the FASB's specific guidance on software revenue recognition. We recognize revenue for our services ratably over the related service period, as described above.

We offer our services to customers through single-element and multiple-element arrangements, some of which contain offerings for optional services, including document scanning, data archiving and other professional services. In accordance with the FASB's guidance on multiple-deliverable arrangements, we have evaluated the deliverables in our arrangements to determine whether they represent separate units of accounting, specifically whether the deliverables have value to our customers on a standalone basis. We have determined that the services delivered to customers under our existing arrangements generally represent a single unit of accounting. Revenue for optional services is recognized as delivered, or as completed, provided that the general revenue recognition criteria described above are met. We will continue to evaluate the nature of the services offered to customers under our fixed commitment contracts, as well as our pricing practices, to determine if a change in policy regarding multiple-element arrangements and related disclosures is warranted in future periods.

Additionally, certain contracts contain provisions for set-up and implementation services relating to the customer's use of our platform. We believe that these set-up and implementation services provide value to the customer over the entire period that the exchange is active, including renewal periods, and therefore the revenue related to these services is recognized over the longer of the contract term or the estimated relationship life, which, as of December 31, 2012, generally ranged from two to four years. We continue to evaluate the length of the amortization period of the revenue related to set up and implementation fees, as we gain more experience with customer contract renewals.

From time to time we agree to sales concessions with our customers; a reserve for which is estimated based on historical patterns of actual credits issued. Expenses associated with maintaining this reserve are recorded as a reduction to revenue.

Deferred revenue represents the billed but unearned portion of existing contracts for services to be provided. Deferred revenue does not include the unbilled portion of existing contractual commitments of our customers. Accordingly, the deferred revenue balance does not represent the total contract value of outstanding arrangements. Amounts that have been invoiced but not yet collected are recorded as revenue or deferred revenue, as appropriate, and are included in our accounts receivable balances. Deferred revenue that will be recognized during the subsequent 12-month period is classified as "Deferred revenue" with the remaining portion as non-current deferred revenue as a component of "Other long term liabilities" on the Consolidated Balance Sheets, included elsewhere in this Form 10-K.

Stock-Based Compensation - We use the Black-Scholes option pricing model to determine the fair value of options granted under our 2007 Stock Option and Grant Plan and 2010 Equity Incentive Plan, as well as the rights awarded under our 2010 Employee Stock Purchase Plan, or ESPP. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the our Common Stock price, (ii) the expected life of the award, which for options is the period of time over which employees and board directors are expected to hold their options prior to exercise and for ESPP rights is the period of time between the offering date and the exercise date (as defined in Note 12 to our consolidated financial statements), (iii) expected dividend yield on our Common Stock, and (iv) a risk-free interest rate, which is based on quoted U.S. Treasury rates for securities with maturities approximating the expected term. The use of different assumptions in the Black-Scholes pricing model would result in different amounts of stock-based compensation expense. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

The fair value of restricted shares of Common Stock, or RSAs, awarded under our 2007 Restricted Preferred Stock Plan and the 2007 Stock Option and Grant Plan, and restricted stock units, RSUs, awarded under the 2010 Equity Incentive Plan, is determined using the intrinsic value of the common stock at the time of grant.

We do not have a significant history of market prices, and as such, we estimate volatility in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, or SAB 107, using historical volatilities of similar public companies. We based our analysis of expected volatility on reported data for a peer group of companies within our industry, using an average of the historical volatility measures of this peer group of companies. We intend to continue to consistently apply this process using the same or similar entities until a sufficient amount of historical information regarding the volatility of our own stock price becomes available, or unless circumstances change such that the identified entities are no longer similar to us. In this latter case, more suitable entities whose share prices are publicly available would be utilized in the calculation. Once a sufficient amount of historical information regarding the volatility of our share price becomes available, we will utilize the closing prices of our publicly-traded stock to determine our volatility. The expected life of options has been determined using the "simplified" method as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 110, an amendment to SAB 107, which uses the midpoint between the vesting date and the end of the contractual term. We utilize the simplified method of determining the expected life of options due to the limited period of time our common stock has been publicly traded, thus resulting in a lack of sufficient historical exercise data in a publicly traded environment to provide a reasonable basis upon which to estimate expected term. We intend to continue to consistently apply the simplified method until a sufficient amount of historical information regarding exercise data in a publicly traded environment becomes available. The risk-free interest rate is based on quoted U.S. Treasury rates for securities with maturities approximating the awards' expected term. The expected dividend yield is zero as we never paid dividends and do not currently anticipate paying any in the foreseeable future.

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

Income Taxes - We account for income taxes on the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences of net operating losses and tax credit carryforwards, and temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income taxes are measured using enacted tax rates applicable to taxable income in the years in which the temporary differences are expected to reverse. The effect on deferred income taxes of a change in tax rates is recognized in our results of operations in the period that includes the enactment date.

We assess whether it is necessary to establish a valuation allowance to reduce our deferred income tax assets if we conclude that it is more likely than not that some portion or all of our deferred income tax assets will not be realized. Our evaluation includes assessing both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence potentially impacting their realizability.

We recognize the impact of an uncertain tax position in our financial statements if, based on the technical merits of the position, we believe the position is more-likely-than-not sustainable upon audit. This involves the identification of potential uncertain tax positions, the evaluation of relevant tax law and an assessment of whether a liability for each uncertain tax position is necessary. We operate and are subject to audit in multiple taxing jurisdictions. We record interest expense and penalties on uncertain tax positions as part of income tax expense.

Investments - Our investment portfolio may at any time contain investments in U.S. Treasury obligations, securities guaranteed by the U.S. government, certificates of deposit, corporate notes and bonds, medium-term notes, commercial paper, and money market mutual funds, each with original maturities less than one year. Our investments with original maturity dates of less than three months from the purchase date are included in "Cash and cash equivalents" on the Consolidated Balance Sheets contained elsewhere in this Form 10-K. Our investments with original maturity dates in excess of three months, but less than one year, from the purchase date are classified as short-term investments on the Consolidated Balance Sheets contained elsewhere in this Form 10-K. Short-term investments classified as held-to-maturity are recorded at amortized cost. Interest earned on short-term investments is recorded to "Interest income" which is presented net of "Interest expense" on the Consolidated Statements of Operations, included elsewhere in this Form 10-K.

Fair Value of Financial Instruments - The carrying amounts of our cash and cash equivalents, short-term investments classified as held-to-maturity, accounts receivable, accounts payable and other accrued expenses, approximate fair value due to the short-term nature of these instruments. See Derivative Instruments and Hedging Activities below for a discussion of our accounting policy for our interest rate swap.

Allowance for Doubtful Accounts - We evaluate the adequacy of the allowance for doubtful accounts on a quarterly basis. The evaluation includes historical loss experience, length of time receivables are past due, adverse situations that may affect a customer's ability to repay and prevailing market conditions. This evaluation is inherently subjective and estimates may be revised as more information becomes available.

Software Development Costs - We account for the cost of computer software developed or obtained for internal use of our application service by capitalizing qualifying costs which are incurred during the application development stage and amortizing them over the expected period of benefit, which we have determined to be three years for most internally developed software, beginning when the software is ready for its intended use. Costs incurred in the preliminary and post-implementation stages of our products are expensed as incurred. The amounts capitalized include external direct costs of services used in developing internal-use software and for payroll and payroll-related costs of employees directly associated with the development activities. Software development costs are evaluated for recoverability whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. During 2012, the Company recorded an impairment loss on capitalized software of $8.7 million.

Goodwill - At December 31, 2012, we had $215.5 million of goodwill recorded as a result of the Merger that occurred on June 15, 2007. Goodwill is evaluated for impairment on an annual basis, or more frequently if events or circumstances indicate that an impairment loss may have been incurred. We have one reporting unit that is evaluated in the annual impairment test, which is performed each October 1.

On September 15, 2011, the FASB issued authoritative guidance which gives entities the option of performing a qualitative assessment of goodwill prior to calculating the fair value of a reporting unit in "step 1" of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test is required to be performed. We adopted this newly issued authoritative guidance effective October 1, 2011.

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

We completed our most recent impairment analysis as of October 1, 2012. Among the factors included in our qualitative assessment were: (i) our market capitalization, (ii) general economic conditions and the competitive environment, (iii) actual and expected financial performance, (iv) forward-looking business measurements, (v) external market conditions, (vi) our stock-price performance compared to overall market and industry peers, and (vii) other relevant entity-specific events. Based on the results of the qualitative assessment, we concluded that it is more likely than not that the fair value of our reporting unit is more than its carrying amount, and therefore performance of the two-step quantitative impairment test was not necessary. There were no impairments of goodwill in any of the periods presented in the consolidated financial statements included elsewhere within this Form 10-K. However, the Company's most recent goodwill impairment test showed that the Company could be at risk of recording a goodwill impairment in the future if, for example, the Company's stock price remained at a depressed level or the Company has a negative change in its future cash flow projections.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. When performing the quantitative analysis, we have utilized valuation techniques consistent with the income approach and market approach to measure fair value for purposes of impairment testing. An estimate of fair value can be affected by many assumptions, requiring that management make significant judgments in arriving at these estimates, including the expected operational performance of our business in the future, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use to estimate future cash flows - including sales growth, pricing of our services, market penetration, competition, technological obsolescence, fair value of net operating loss carryforwards and discount rates - are consistent with our internal planning. Significant changes in these estimates and the related assumptions, or changes in qualitative factors affecting us in the future, could result in an impairment charge related to our goodwill.

Other Intangible and Long-Lived Assets - Our definite-lived intangible assets include developed technology, customer relationships, contractual backlog, trade names and non-compete agreements. Developed technology and contractual backlog are being amortized over their estimated useful lives at accelerated rates consistent with the expected future cash flows to be generated by the assets. All other intangible assets are amortized on a straight-line basis over their estimated useful lives, which we believe is consistent with the expected future cash flows to be generated by the respective assets.

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

Derivative Instruments and Hedging Activities - We maintained an interest rate swap agreement to economically hedge our exposure to changes in the amounts of future cash flows, driven by the variable rates associated with our long-term debt, which matured in June 2012. Our interest rate swap was recorded on the balance sheet at fair value. The fair value of the interest rate swap was measured each reporting period and included a credit valuation adjustment that reflects consideration of our own credit risk, since the interest rate swap was in a liability position. Valuations may fluctuate considerably from period-to-period due to volatility in underlying interest rates, which is driven by market conditions and the duration of the derivative instrument. We do not hold derivatives and do not use financial instruments for any trading or other speculative purposes.

Warranties and Indemnification - Our revenue contracts generally provide for indemnification of customers against liabilities arising from third party claims that are attributable to the breach of warranties or infringement of third party intellectual property rights, subject to contractual limitations of liability. To date, we have not incurred any material costs as a result of such indemnifications and have not accrued any liabilities related to such obligations in the consolidated financial statements included elsewhere in this Form 10-K as we currently have no infringement or warranty related disputes with customers or third parties.

We have entered into service level agreements with a minority of our customers warranting certain levels of uptime and permitting those customers to receive credits or terminate their arrangement in the event that we fail to meet those levels. To date, we have not provided credits nor had any agreement canceled based on these service level agreements.

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

Recently Adopted Accounting Pronouncements
On May 12, 2011, the Financial Accounting Standards Board, or FASB, issued revised authoritative guidance covering fair value measurements and disclosures. The amended guidance includes provisions for (1) the application of concepts of “highest and best use” and “valuation premises”, (2) an option to measure groups of offsetting assets and liabilities on a net basis, (3) incorporation of certain premiums and discounts in fair value measurements, and (4) measurement of the fair value of certain instruments classified in shareholders’ equity. The revised guidance is effective for interim and annual periods beginning after December 15, 2011. We adopted this authoritative guidance effective January 1, 2012. The adoption of this authoritative guidance had no material impact on our consolidated financial statements.
On June 16, 2011 the FASB issued revised authoritative guidance covering Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements. The revised guidance removes the presentation options in the former guidance and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income, or two separate but consecutive statements. The revised authoritative guidance does not change the items that must be reported in other comprehensive income. The revised guidance is effective for interim and fiscal years beginning after December 15, 2011. We adopted this authoritative guidance effective January 1, 2012 and have included the presentation of comprehensive (loss) income in a separate statement that immediately follows the Consolidated Statements of Operations in this Annual Report on Form 10-K.
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

Results of Operations
The following table sets forth consolidated statements of operations data for each of the periods indicated as a percentage of total revenues.

	Year Ended December 31,
	2012	2011	2010
Revenue	100.0%	99.7%	100.0%
Other Revenue	—%	0.3%	—%
Total Revenue	100.0%	100.0%	100.0%
Cost of revenue	28.8%	26.4%	25.8%
Gross profit	71.2%	73.6%	74.2%
Operating expenses:
Product development	9.7%	8.7%	9.7%
Sales and marketing	44.4%	41.6%	43.0%
General and administrative	23.4%	19.1%	15.4%
Impairment of capitalized software	4.0%	—%	—%
Total operating expenses	81.5%	69.4%	68.2%
(Loss) income from operations	(10.3)%	4.1%	6.1%
Interest expense	3.0%	5.0%	13.4%
Amortization of debt issuance costs	0.3%	0.6%	1.7%
Loss on extinguishment of debt	—%	—%	2.7%
Other (income), net	(0.9)%	(1.5)%	(1.5)%
Net (loss) before income tax	(12.7)%	0.0%	(10.2)%
Income tax (benefit) expense	(4.7)%	0.6%	(3.5)%
Net (loss)	(8.0)%	(0.6)%	(6.7)%

Comparison for the Years ended December 31, 2012 and 2011

Revenue
Total revenue increased to $216.7 million, or 1.5% for the year ended December 31, 2012, from $213.5 million for the year ended December 31, 2011. The following table sets forth revenues by principal market for the year ended December 31, 2012 compared to the year ended December 31, 2011, the percentage increase or decrease between those periods, and the percentage of total revenue that each principal market represented for those periods:

					% Revenue
	Years Ended December 31,		Increase (Decrease)	% Increase (Decrease)	Years Ended December 31,
	2012	2011			2012	2011
Enterprise	$94,616	$94,588	$28	0.0%	43.7%	44.3%
M&A	91,606	83,763	7,843	9.4%	42.3%	39.2%
DCM	30,445	34,539	(4,094)	(11.9)%	14.1%	16.2%
Other Revenue	—	614	(614)	(100.0)%	0.0%	0.3%
Total Revenues	$216,667	$213,504	$3,163	1.5%	100%	100%
Enterprise — The results for the year ended December 31, 2012 in Enterprise revenue is essentially flat as compared to the year ended December 31, 2011.
M&A — The results for the year ended December 31, 2012 reflect an increase in M&A revenue of $7.8 million, or 9.4%, as compared to the year ended December 31, 2011. The increase in M&A revenue in 2012, as compared to the prior year period, reflects a higher volume of strategic business transactions and market share gains.

DCM — The results for the year ended December 31, 2012 reflect a decrease in DCM revenue of $4.1 million, or 11.9%, as compared to the year ended December 31, 2011. The results for the current period reflect the net cumulative impact of 2012 cancellations.
Other Revenue — The results for the year ended December 31, 2011 included $0.6 million of business interruption insurance proceeds received during the period, as a result of a claim filed for lost revenue from an interruption to our operations caused by water damage to one of our primary facilities from a fire on a floor above. There were no comparable amounts received or recorded during the current period.
We believe our revenue growth will be driven by our ongoing investments in our platform and in enhanced service offerings, by improving our mid-market coverage, by expanding our focus on underrepresented geographies and by increasing our overall market share in our strategic transactions business.  We believe that making continued investments in our platform, services and operational infrastructure will allow us to service more clients, including those with larger-scale requirements.
Cost of Revenue and Gross Margin
The following table presents cost of revenue, gross profit and gross margin for the year ended December 31, 2012 compared to the year ended December 31, 2011:

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2012	2011
Cost of revenue	$62,354	$56,385	$5,969	10.6%
Gross profit	$154,313	$157,119	(2,806)	(1.8)%
Gross margin	71.2%	73.6%	(2.4)%
The results for the year ended December 31, 2012 reflect an increase in cost of revenue of $6.0 million, or 10.6%, as compared to the year ended December 31, 2011. The increase in cost of revenue in 2012, as compared to the prior year period, was attributed primarily to (i) an increase of $4.3 million in personnel-related expenses, primarily salaries for additional personnel, which is in line with the investment strategy of our business, (ii) an increase of $4.0 million in support and maintenance of servers and related equipment to support expanded capacity, and (iii) a $0.7 million increase in occupancy costs to support this additional headcount. These increases were partially offset by a decrease of $2.9 million of amortization of intangible assets, in accordance with the amortization schedule determined at the time of the Merger. Gross margin decreased 2.4% due to the $6.0 million increase in cost of revenue, partially offset by a $3.2 million increase in revenue.

Operating Expenses
Total operating expenses for the year ended December 31, 2012 increased by approximately $28.4 million, or 19.1%, as compared to the year ended December 31, 2011. The following table presents the components of operating expenses for the year ended December 31, 2012 compared to the year ended December 31, 2011:

	Year Ended December 31,		Increase	% Increase
	2012	2011
Product development	$21,092	$18,579	$2,513	13.5%
Sales and marketing	96,198	88,872	7,326	8.2%
General and administrative	50,608	40,808	9,800	24.0%
Impairment loss on capitalized software	8,715	—	8,715	NM
Total operating expenses	$176,613	$148,259	$28,354	19.1%

Product Development — The results for the year ended December 31, 2012 reflect an increase in product development expense of $2.5 million, or 13.5%, as compared to the year ended December 31, 2011. The increase in product development expense in 2012, as compared to prior year period, was primarily driven by an increase in headcount-related expense, and the initiation of new development activities related to our platform and software enhancements, partially offset by the completion of fully deployed projects.
Total product development costs comprise both capitalized software and product development expense.

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2012	2011
Capitalized software	$18,013	$18,718	$(705)	(3.8)%
Product development expense	21,092	18,579	2,513	13.5%
Total product development costs	$39,105	$37,297	$1,808	4.8%
For the year ended December 31, 2012, product development costs totaled $39.1 million, comprised of $18.0 million of capitalized software cost related to product development enhancements and $21.1 million in product development expense. For the year ended December 31, 2011, product development costs totaled $37.3 million, comprised of $18.7 million of capitalized software cost related to product development enhancements and $18.6 million of product development expense. The increase in total product development costs of $1.8 million, or 4.8%, reflects an increase of $2.5 million or 13.5% in product development expense which reflects a higher level of spending to support our focus on Enterprise-related content sharing and collaborative solutions as well as enhanced functionality in our DCM and M&A products. This increase was partially offset by a $0.7 million or 3.8% reduction in capitalized software due to the asset impairment.
Sales and Marketing — The results for the year ended December 31, 2012 reflect an increase in sales and marketing expense of $7.3 million, or 8.2%, as compared to the year ended December 31, 2011. The increase in sales and marketing expense in 2012, as compared to the prior year period, was primarily driven by (i) an increase of $4.9 million in personnel related expenses, primarily salaries, bonus, benefits, and severance, (ii) an increase of $3.8 million related to marketing programs and initiatives and (iii) $1.1 million in increased occupancy costs. The increases were partially offset by reductions of (i) $1.3 million of non-cash compensation, (ii) $0.7 million in recruiting expenses and (iii) $0.4 million in travel and entertainment spending.
General and Administrative — The results for the year ended December 31, 2012 reflect an increase in general and administrative expense of $9.8 million, or 24.0%, as compared to the year ended December 31, 2011. The increase in general and administrative expense in 2012, as compared to the prior year period, was primarily driven by (i) an increase of $5.9 million of professional services related to the strategic review, improvement in infrastructure, as well as legal, tax and audit services, (ii) an increase of $3.8 million in headcount-related expenses primarily salaries, bonus, and benefits, and (iii) an increase of $1.7 million in system support and maintenance costs driven by system improvements and additional licenses to accommodate increased headcount. The increases were partially offset by reductions of $1.1 million of non-cash compensation and $0.3 million of office expense.
Capitalized Software Impairment — In conjunction with the strategy review conducted during the second quarter of 2012, management initiated a company-wide evaluation of its internal systems. As a result of this initiative, management decided to replace certain server-based systems with SaaS-based solutions, resulting in an impairment of certain internal-use capitalized software. Accordingly, we recorded an impairment loss on capitalized software of $8.7 million (including incremental costs of $0.3 million representing amounts paid to the vendor to terminate the contractual relationship) for the year ended December 31, 2012, which is presented separately on the Consolidated Statement of Operations.

Non-Operating Expenses
The following table presents the components of non-operating expenses for the year ended December 31, 2012 compared to the year ended December 31, 2011:

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2012	2011
Interest expense	$6,435	$10,645	$(4,210)	(39.5)%
Amortization of debt issuance costs	$740	$1,369	$(629)	(45.9)%
Other (income), net	$(1,870)	$(3,123)	$(1,253)	40.1%
Interest Expense — Interest expense for the year ended December 31, 2012 decreased by $4.2 million, or 39.5%, compared to the year ended December 31, 2011. The decrease was primarily driven by the expiration of the interest rate swap as of June 30, 2012 and a lower outstanding debt balance due to repayments of $49.6 million of our outstanding debt on our First Lien Credit Facilty.
Amortization of Debt Issuance Costs — Amortization of debt issuance costs for the year ended December 31, 2012 decreased by $0.6 million, or 45.9%, as compared to the prior year period. The decrease was driven by the amortization of certain debt issuance costs related to the proportionate amounts of debt that were repaid.
Other (Income), Net — The major components of other income, net are fair value adjustments to our interest rate swap and foreign currency transaction gains and losses. Other income, net for the year ended December 31, 2012 was $1.9 million, an increase of

$1.3 million or 40.1% . This was primarily driven by a decrease of $1.5 million in the fair value of our interest rate swap liability and $0.3 million in foreign currency transaction gains.
Other income, net for the year ended December 31, 2011 was $3.1 million, primarily driven by the decrease of $4.2 million in the fair value of our interest rate swap liability, partially offset by $0.9 million in foreign currency transaction losses.
Income Tax (Benefit) Expense
For the year ended December 31, 2012, our income tax benefit totaled $10.2 million, representing an effective tax rate of 37.0%. For the year ended December 31, 2011, our income tax expense totaled $1.2 million, representing an effective tax rate of (3970.2%). The differences between our effective tax rates and the U.S. statutory income tax rate of 35% resulted primarily from stock-based compensation expense, other non-deductible expenses, state income taxes, foreign income taxes and research and development tax credits. The 2011 effective tax rate resulted from our pre-tax loss ($31 thousand) relative to non-deductible expenses for tax purposes, primarily stock-based compensation.

Comparison of the Years Ended December 31, 2011 and 2010

Revenue

Total revenue increased to $213.5 million for the year ended December 31, 2011, from $184.3 million for the year ended December 31, 2010. The following table sets forth revenues by principal market for the year ended December 31, 2011 compared to the year ended December 31, 2010, the percentage increase or decrease between those periods, and the percentage of total revenue that each principal market represented for those periods:

					% Revenue
	Years Ended December 31,		Increase	% Increase	Years Ended December 31,
	2011	2010			2011	2010
Enterprise	$94,588	$82,767	$11,821	14.3%	44.3%	44.9%
M&A	83,763	68,604	15,159	22.1%	39.2%	37.2%
DCM	34,539	32,961	1,578	4.8%	16.2%	17.9%
Other Revenue	614	—	614	100.0%	0.3%	—%
Total Revenues	$213,504	$184,332	$29,172	15.8%	100%	100%

Enterprise — The results for the year ended December 31, 2011 reflect an increase in Enterprise principal market revenue of $11.8 million or 14.3%, as compared to the year ended December 31, 2010. The increase in Enterprise revenue in 2011, as compared to the prior year, was driven by an increased customer base, larger contract values for new customers, as well as higher exchange utilization. This activity reflects the wider adoption of our services across customers' organizations. We attribute this growth to our increased investment in Enterprise-related product development initiatives, additional sales headcount and marketing resources dedicated to this market.

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

DCM — The results for the year ended December 31, 2011 reflect an increase in DCM principal market revenue of $1.6 million, or 4.8%, as compared to the year ended December 31, 2010. The increase in DCM revenue was primarily driven by the improved overall market conditions specific to DCM and, as a result, we experienced greater service utilization and higher subscription overages.

Other Revenue — The results for the year ended December 31, 2011 included $0.6 million of business interruption insurance proceeds received during the period as a result of a claim filed for lost revenue from an interruption to our operations caused by water damage to one of our primary facilities from a fire on a floor above. There were no comparable amounts received or recorded during the prior year comparable period.

Cost of Revenue and Gross Margin

The following table presents cost of revenue, gross profit and gross margin for the year ended December 31, 2011 compared to the year ended December 31, 2010:

	Year Ended December 31,		Increase (Decrease)	% Increase
	2011	2010
Cost of revenue	$56,385	$47,496	$8,889	18.7%
Gross profit	$157,119	$136,836	20,283	14.8%
Gross margin	73.6%	74.2%	(0.6)%

The results for the year ended December 31, 2011 reflect an increase in cost of revenue of $8.9 million, or 18.7%, as compared to the year ended December 31, 2010. The increase in cost of revenue in 2011, as compared to the prior year, was attributed primarily to (i) an increase of $2.7 million in amortization of capitalized software costs, reflecting an expanded product portfolio, (ii) an increase of $2.0 million in headcount-related expenses, primarily salaries required to support our revenue growth, (iii) an increase of $0.9 million in hosting costs to support revenue growth, continued data capacity needs and the establishment of a new hosting location in the United Kingdom, (iv) a $0.7 million increase in rent costs primarily due to the expansion of our facility in Charlestown, Massachusetts to support our growing employee base, and (v) an increase of $0.3 million in recruitment charges, to support growth plans. Cost of revenue as a percentage of revenue was 26.4% for the year ended December 31, 2011, compared to 25.8% for the year ended December 31, 2010, driving a decrease in gross margin of 0.6 percentage points for the year ended December 31, 2011.

Total operating expenses for the year ended December 31, 2011 increased by approximately $22.6 million, or 18.0%, as compared to the year ended December 31, 2010.

The following table presents the components of operating expenses for the year ended December 31, 2011, compared to the year ended December 31, 2010:

	Year Ended December 31,		Increase	% Increase
	2011	2010
Product development	$18,579	$17,953	$626	3.5%
Sales and marketing	88,872	79,251	9,621	12.1%
General and administrative	40,808	28,435	12,373	43.5%
Total operating expenses	$148,259	$125,639	$22,620	18.0%

Product Development — The results for the year ended December 31, 2011 reflect a 3.5% increase in product development expense of $0.6 million, as compared to the year ended December 31, 2010. The increase in product development expense in 2011, as compared to the prior year, was primarily driven by an increase of $2.0 million in headcount-related expenses, in line with our plan to continue to invest in our expanded product portfolio, and an increase of $0.8 million in rent costs, primarily due to the expansions of our office locations to support our growing employee base. This increase was partially offset by $2.3 million of additional development expense on launched platforms and commencement of various development initiatives that were capitalized in accordance with our accounting policies. Product development expense as a percentage of revenue was 8.7% and 9.7% for the years ended December 31, 2011 and 2010, respectively.

Total product development costs comprise both capitalized software and product development expense. See below for a summary of product development costs for the years ended December 31, 2011 and 2010:

	Year Ended December 31,		Increase	% Increase
	2011	2010
Capitalized software	$18,718	$16,128	$2,590	16.1%
Product development expense	18,579	17,953	626	3.5%
Total product development costs	$37,297	$34,081	$3,216	9.4%

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

Sales and Marketing — The results for the year ended December 31, 2011 reflect an increase in sales and marketing expense of $9.6 million, or 12.1%, as compared to the year ended December 31, 2010. The increase in sales and marketing expense in 2011, as compared to the prior year, was primarily driven by (i) an increase of $5.1 million in headcount-related expenses, primarily salaries, bonus, and benefits, which is partially offset by a decrease in recruiting costs of $0.4 million, as a result of timing of new-hires within the sales organization and less reliance on outside recruiting consultants, (ii) an increase of $1.8 million related to marketing programs tied to specific initiatives and brand awareness, and (iii) an increase of $3.4 million in sales commission expense, which reflects both the higher level of sales achieved during the period by our internal sales representatives and our channel partners, as well as the impact of the revised 2011 commission plan for our internal sales representatives as compared to the 2010 plan. Sales and marketing expense as a percentage of revenue was 41.6% for the year ended December 31, 2011, compared to 43.0% for the year ended December 31, 2010.

General and Administrative — The results of the year ended December 31, 2011 reflect an increase in general and administrative expense of $12.4 million, or 43.5%, as compared to the year ended December 31, 2010. The increase in general and administrative expense in 2011, as compared to the prior year, was primarily driven by (i) an increase of $2.8 million in headcount-related expenses, primarily salaries, reflecting additional headcount necessary to support the growth strategy of our business, and our public company status, (ii) an increase of $3.0 million in stock-based compensation costs, (iii) an increase of $2.2 million in professional services to support international expansion and improvements in business systems, (iv) an increase of $0.7 million in insurance costs, primarily for directors and officers insurance coverage, and (v) an increase of $1.2 million in company-wide internal software license and maintenance costs driven by system improvements and additional licenses to accommodate increased headcount. General and administrative expense as a percentage of revenue was 19.1% for the year ended December 31, 2011, compared to 15.4% for the year ended December 31, 2010.

Non-Operating Expenses

The following table presents the components of non-operating expenses for the year ended December 31, 2011 compared to the year ended December 31, 2010:

	Year Ended December 31,		(Decrease)	% Increase (Decrease)
	2011	2010
Interest expense	$10,645	$24,724	$(14,079)	(56.9)%
Amortization of debt issuance costs	$1,369	$3,084	$(1,715)	(55.6)%
Loss on extinguishment of debt	$—	$4,974	$(4,974)	(100.0)%
Other (income), net	$(3,123)	$(2,722)	$(401)	14.7%

Interest Expense — Interest expense for the year ended December 31, 2011 decreased by $14.1 million, or 56.9%, as compared to the year ended December 31, 2010. The decrease was primarily driven by the use of net proceeds from our initial public stock offering in August 2010 and follow-on public stock offerings in December 2010 and April 2011 to repay a total of $206.1 million of our outstanding debt. Interest expense represented 5.0% and 13.4% of total revenue for the years ended December 31, 2011 and 2010, respectively. In our Consolidated Statements of Operations, interest expense is shown net of interest income. Interest income for the years ended December 31, 2011and 2010 was not material.

Amortization of Debt Issuance Costs — Amortization of debt issuance costs for the year ended December 31, 2011 decreased by $1.7 million, or 55.6%, as compared to the year ended December 31, 2010, primarily due to acceleration of amortization of $0.7 million in 2010 representing the pro rata share of the original debt issuance costs incurred during the 2007 merger transaction, as it relates to the portion of debt that was paid down during year ended December 31, 2010. In addition to the acceleration of the original debt issuance costs, we also incurred $0.5 million in issuance costs during the year ended December 31, 2010, related to the amendment of the First and Second Lien Credit Facilities, which allowed us to change the priority of repayment and use the net proceeds from our initial public offering to first reduce outstanding indebtedness under the PIK Loan, with a portion of the remaining proceeds applied to Tranche B and C of the Second Lien Credit Facility, on a pro rata basis. Amortization of debt issuance costs for the years ended December 31, 2011 and 2010 was approximately 0.6% and 1.7% of total revenue, respectively.

Loss on Extinguishment of Debt — During the year ended December 31, 2010, we recorded $5.0 million as a loss on extinguishment of debt, which included a 4% prepayment penalty on the PIK Loan totaling $4.1 million, $0.7 million in accelerated recognition of original issuance costs and $0.2 million in issuance costs related to the amendment of the First and Second Lien Credit Facilities. No comparable costs were incurred during the year ended December 31, 2011.

Other (Income) Expense, Net — The major component of Other (income) expense, net, is the fair value adjustment to our interest rate swap. Other income, net for the year ended December 31, 2011 was $3.1 million, primarily driven by a decrease of $4.2 million in the fair value of our interest rate swap liability, partially offset by $0.9 million in foreign currency transaction losses. Other income, net for the year ended December 31, 2010 was $2.7 million, primarily consisted of a $2.8 million gain on our interest rate swap.

Income Tax (Benefit) Expense

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

Quarterly Results of Operations

The following tables set forth selected unaudited quarterly statements of operations data for the eight quarters ended December 31, 2012. The information for each of these quarters has been prepared on the same basis as the audited consolidated financial statements included elsewhere in this Form 10-K and, in the opinion of management, includes all adjustments necessary for the fair presentation of the results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. These quarterly operating results are not necessarily indicative of our operating results for any future period.

(In Thousands, Except Share and per Share Amounts)	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Consolidated Statement of Operations Data:
Enterprise	$24,044	$22,583	$24,502	$23,459	$23,261	$23,364	$23,822	$24,170
M&A	20,276	20,990	21,548	20,949	19,977	21,483	23,905	26,240
DCM	7,980	9,763	8,269	8,527	7,547	8,918	7,026	6,954
Other revenue	107	—	507	—	—	—	—	—
Total revenue	52,407	53,336	54,826	52,935	50,785	53,765	54,753	57,364
Cost of revenue	13,616	14,137	14,439	14,193	15,505	16,222	15,209	15,419
Gross profit	38,791	39,199	40,387	38,742	35,280	37,543	39,544	41,945
Gross profit margin	74.0%	73.5%	73.7%	73.2%	69.5%	69.8%	72.2%	73.1%
Operating expenses:
Product development	6,068	5,036	3,587	3,888	4,440	5,274	5,359	6,019
Sales and marketing	21,243	22,484	23,734	21,411	24,392	22,742	23,526	25,539
General and administrative	9,826	9,617	10,292	11,073	12,165	14,194	12,453	11,796
Impairment of capitalized software	—	—	—	—	—	8,377	—	338
Total operating expenses	37,137	37,137	37,613	36,372	40,997	50,587	41,338	43,692
Income (loss) from operations	1,654	2,062	2,774	2,370	(5,717)	(13,044)	(1,794)	(1,747)
Interest expense	2,993	2,602	2,552	2,498	2,136	1,938	1,171	1,190
Amortization of debt issuance costs	367	574	214	214	191	223	177	149
Other (income) expense, net	(1,928)	(1,134)	515	(576)	(1,238)	447	(689)	(392)
Net Income (loss) before income tax	222	20	(507)	234	(6,806)	(15,652)	(2,453)	(2,694)
Income tax (benefit) expense	(261)	13	(1,271)	2,731	(1,222)	(6,623)	(1,194)	(1,185)
Net Income (loss)	$483	$7	$764	$(2,497)	$(5,584)	$(9,029)	$(1,259)	$(1,509)
Adjusted EBITDA (1)	$15,783	$16,379	$18,022	$16,070	$7,064	$8,452	$10,567	$11,231
Adjusted EBITDA margin	30.1%	30.7%	32.9%	30.4%	13.9%	15.7%	19.3%	19.6%

(1) The table below provides reconciliation between the non-U.S. GAAP financial measure of Adjusted EBITDA discussed above to the comparable U.S. GAAP measure of net (loss) income. For additional details regarding non-GAAP disclosures, refer to "Non-GAAP Financial Measures" contained elsewhere within this Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Net income (loss)	$483	$7	$764	$(2,497)	$(5,584)	$(9,029)	$(1,259)	$(1,509)
Interest expense	2,993	2,602	2,552	2,498	2,136	1,938	1,171	1,190
Income tax benefit (expense)	(261)	13	(1,271)	2,731	(1,222)	(6,623)	(1,194)	(1,185)
Depreciation and amortization	4,948	5,256	5,197	4,598	4,279	4,491	4,732	5,065
Amortization of intangible assets	7,156	7,159	7,157	7,158	7,157	6,937	5,834	5,846
Stock-based compensation expense	1,972	1,899	2,894	1,943	1,345	1,691	1,795	1,729
Impairment on capitalized software	—	—	—	—	—	8,377	—	338
Amortization of debt issuance costs	367	574	214	214	191	223	177	149
Other (income) expense, net	(1,928)	(1,134)	515	(576)	(1,238)	447	(689)	(392)
Costs related to public stock offerings	54	3	—	—	—	—	—	—
Non-GAAP adjusted EBITDA	$15,783	$16,379	$18,022	$16,070	$7,064	$8,452	$10,567	$11,231

Seasonality

Renewal dates for our subscription contracts are typically spread over the course of the year, though we generally experience a greater concentration of renewals in the second and fourth fiscal quarters. However, since our revenues are recognized ratably over the related service period and contracts are generally invoiced in advance either annually or on a quarterly basis over the contract period, the impact on our revenue is not material.

Cash Flows

	Year ended December 31,
	2012	2011	2010
Cash and cash equivalents	$43,798	$46,694	50,467
Cash provided by operating activities	35,186	54,726	35,564
Cash used in investing activities	(22,552)	(59,953)	(19,541)
Cash (used in) provided by financing activities	(15,226)	1,455	3,961
Effect of exchange rates on cash and cash equivalents	(304)	(1)	2
Net (decrease) increase in cash and cash equivalents	$(2,896)	$(3,773)	$19,986
Operating Activities
Cash flows provided by operating activities during the year ended December 31, 2012 were $35.2 million, primarily as a result of $31.7 million in cash generated by operations and a net increase in our operating assets and liabilities of $3.5 million. The net increase in operating assets and liabilities primarily consisted of: (i) an increase of $4.8 million of accrued expenses and other liabilities primarily driven by bonus, commissions and severance, partially offset by (ii) a decrease of $0.5 million of accounts payable due to the timing of payments, and (iii) $1.2 million increase in prepaid expenses and other current assets, primarily related to contractual obligations and securing more favorable vendor pricing. Additionally, cash flows provided by operating activities during the year ended December 31, 2012 consisted of a net loss of $17.4 million plus the impact of non-cash items including amortization of intangible assets of $25.8 million, depreciation and amortization of $18.6 million, impairment on capitalized software of $8.7 million, and non-cash stock-based compensation of $6.6 million, partially offset by a gain on the interest rate swap of $1.5 million.

Cash flows provided by operating activities during the year ended December 31, 2011 were $54.7 million, primarily as a result of $53.0 million in cash generated by operations and a net increase in our operating assets and liabilities of $1.7 million. This net increase in operating assets and liabilities primarily consisted of: (i) a $2.7 million increase in accounts receivable, offset by $2.4 million increase in deferred revenue, primarily driven by an increase in business activity for the period resulting in higher invoicing, and (ii) an increase of $1.9 million in accrued expenses and other liabilities, primarily driven by timing of payments. Additionally, cash flows provided by operating activities during the year ended December 31, 2011 consisted of a net loss of $1.2 million plus the impact of non-cash items including amortization of intangible assets of $28.6 million, depreciation and amortization of $20.0 million, non-cash stock-based compensation of $8.7 million and an unrealized gain on the interest rate swap of $4.2 million.

Cash flows provided by operating activities during the year ended December 31, 2010 were $35.6 million, primarily driven by $40.8 million in cash generated by operations, partially offset by a net decrease in our operating assets and liabilities of $5.2 million. This net decrease in operating assets and liabilities primarily consisted of: (i) an $11.7 million increase in accounts receivable, partially offset by $11.4 million increase in deferred revenue, driven by an increase in business activity during the period, (ii) a $4.7 million decrease in accounts payable due to the timing of payments, (iii) a $3.1 million increase in prepaid expenses and other assets primarily related to the timing of contractual and statutory obligations, offset by (iv) an increase of $2.7 million of accrued expenses and other liabilities driven by the timing of payments. Cash flows provided by operating activities of $35.6 million were inclusive of a net loss of $12.4 million, offset by total non-cash charges of $53.2 million. Significant non-cash adjustments to net loss included: (i) amortization of intangible assets of $28.7 million, (ii) depreciation and amortization of $17.0 million, (iii) non-cash interest expense totaling $5.6 million, (iv) a $5.0 million loss on extinguishment of debt, (v) $4.2 million of stock-based compensation expense, and (vi) $3.0 million in amortization of debt issuance costs, offset by (vii) a change in deferred taxes of $7.9 million and (viii) an increase in the fair value of our interest rate swap of $2.8 million.
Investing Activities
Cash used in investing activities for the years ended December 31, 2012, 2011 and 2010 was $22.6 million, $60.0 million and $19.5 million, respectively. Cash used in investing activities included purchases of investments during the years ended December 31, 2012, 2011 and 2010, which totaled $37.4 million, $40.1 million and $4.3 million, respectively, and consisted primarily of commercial paper and corporate bonds. Maturity of investments during the years ended December 31, 2012, 2011 and 2010 totaled $41.2 million, $4.0 million and $7.8 million, respectively. Cash used in investing activities related to capital expenditures for infrastructure during the years ended December 31, 2012, 2011 and 2010 was $8.0 million, $5.1 million and $6.9 million, respectively.
Investments in capitalized software development costs for the years ended December 31, 2012, 2011 and 2010 were $18.0 million, $18.7 million and $16.1 million, respectively. We anticipate capital expenditures and investments in our software development may increase in future periods, in line with our growth strategy. Capital expenditures, including capital software, are currently restricted to $35.0 million on an annual basis, under the covenants of our First Lien Credit Facility. That amount will be increased or decreased by the under or over spend, respectively, compared to the base amount from the prior year. The annual maximum capital expenditure limit may be further increased at our option, by borrowing 25% of our capital expenditure availability from the succeeding year.
Financing Activities
Cash flows used in financing activities for the year ended December 31, 2012 were $15.2 million, primarily due to $15.9 million of debt repayments, including our mandatory quarterly debt repayments and the voluntary prepayment on our First Lien Credit Facility made in April 2012.
Cash flows provided by financing activities for the year ended December 31, 2011 were $1.5 million, primarily consisting of $2.6 million in proceeds from the issuance of common stock upon exercises of stock options and pursuant to our ESPP, as well as $35.0 million received in connection with our successful follow-on public stock offering that closed in April 2011. The cash received was partially offset by $35.7 million of debt repayments made during the year ended December 31, 2011, including our mandatory quarterly debt repayments and the voluntary prepayment on our First Lien Credit Facility using the net proceeds from our April 2011 follow-on public stock offering.  Additionally, during the year ended December 31, 2011 we incurred $0.5 million of costs associated with our public offerings.

The First Lien Credit Facility provided for term loans in the aggregate principal amount of $135.0 million. Prior to June 30, 2011, each quarterly installment payment was equal to $0.3 million. The terms of our First Lien Credit Agreement require any voluntary prepayment of our term loans to be applied on a pro rata basis to each scheduled installment of principal. As of June 30, 2011, the quarterly installment payments decreased to $0.2 million as result of the voluntary prepayment made in April 2011. Each principal payment is due on the last day of each quarter, commencing with the quarter ended September 30, 2007 and continuing for 27 quarterly installments, with the balance due in a final installment on June 15, 2014. Additionally, the First Lien Credit Facility includes a requirement for mandatory prepayments of 50% of our excess free cash flow as measured on an annual basis. Excess free cash flow is generally defined as our adjusted EBITDA less debt service costs, capital expenditures, current income taxes paid and any cash security deposits made in respect of leases for office space, as adjusted for changes in our working capital. As a result of our fiscal 2009 excess free cash flow, we made a mandatory prepayment on April 1, 2010 of approximately $1.2 million. In line with the terms of the First Lien Credit Agreement, an excess cash flow mandatory prepayment was not required for fiscal years 2011 and 2012, due to our Consolidated Leverage Ratio (as defined in the credit agreement) being less than 3.25 at December 31, 2011 and 2012.
The term loans under the First Lien Credit Agreement, as amended, bear interest at the higher of the Eurodollar Rate (as defined in the credit agreement) or 1.50% plus 4.25% per annum, resulting in an interest rate of 5.75% at December 31, 2012. Interest payments on the First Lien Credit Facility are due on the last business day of each month. The First Lien Credit Facility also provides for a $15.0 million revolving line of credit, of which $12.9 million was unused as of December 31, 2012. As of December 31, 2012, $1.3 million of the revolving line of credit was reserved for standby letters of credit for several of our operating lease agreements related to our various office locations. Additionally, $0.8 million of the revolving line of credit was reserved for a standby letter of credit related to our corporate charge card utilized by executives and certain other employees.
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
Additionally, in July 2007, we entered into an interest rate swap agreement to fix the interest rate on our variable rate debt at 5.43% on a beginning notional amount of $170.0 million. The notional amount amortized over the period ended June 30, 2012. In March 2009, in conjunction with the elections made on the First and Second Lien Credit Facilities variable rate bases (from three-month LIBOR to one-month LIBOR, and quarterly interest payments to monthly), we amended the interest rate swap agreement to mirror the terms of the First and Second Lien Credit Facilities. The fixed rate payable on the interest rate swap was also revised from 5.43% to 5.25%, which was the rate in effect at June 30, 2012 and 2011. The variable rate receivable is based on one-month LIBOR. Our interest rate swap agreement matured on June 30, 2012. We recognized a gain on the interest rate swap of $1,455 in 2012 that is included in “Other (income), net” on the Consolidated Statement of Operations.
Cash paid for interest during the years ended December 31, 2012, 2011 and 2010 was $6.4 million, $10.7 million and $19.9 million, respectively.
Due to the continued positive operating performance of our business, we have not needed to borrow additional amounts under our credit facilities or obtain additional financing to fund our operations and capital expenditures.
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
As it relates to capital expenditures, the terms of our First Lien Credit Facility limit us to consolidated capital expenditures, including amounts related to capitalized software, of $35.0 million per year, which is increased or decreased by the under or over spend, respectively, compared to the base amount from the prior year. The annual maximum capital expenditure limit may be further increased at our option, by borrowing 25% from the succeeding year. For the year ended December 31, 2012, our maximum capital expenditures limit, after considering the adjustments described above, was $40.6 million, of which $24.2 million was utilized.

Additionally, in order to borrow against the revolving line of credit under the First Lien Credit Facility our senior secured debt to Consolidated EBITDA ratio (as defined under the First Lien Credit Facility) for the trailing four quarters must be less than 6.5 to 1.0 as of the last day of each fiscal quarter through the maturity date. Our senior secured debt to Consolidated EBITDA ratio at December 31, 2012 was 2.01.

We were in compliance with all of our financial and non-financial covenants as of December 31, 2012. These agreements also contain customary events of default, including, but not limited to, cross-defaults among these agreements. Although we currently expect to remain in compliance with these existing covenants, any breach of these covenants or a change in control could result in a default, and subsequent cross-defaults, under our credit agreements, which could cause all of the outstanding indebtedness to become immediately due and payable and terminate all commitments from our lenders to extend further credit.

Liquidity and Capital Resources
We currently use the net cash generated from operations to fund our working capital needs and our capital expenditure requirements. Our available financing arrangements include a $15.0 million revolving line of credit, of which $12.9 million is available to us as of December 31, 2012. At December 31, 2012, we had approximately $43.8 million in cash and cash equivalents, $31.5 million in short-term investments, and $37.7 million in accounts receivable, net of allowance for doubtful accounts and credit reserve. We believe that we have sufficient cash resources to continue operations for at least the next 12 to 24 months.
In connection with our initial public stock offering in August 2010 and the exercise by the underwriters of the related over-allotment option shortly thereafter, we received total net proceeds of approximately $144.8 million after deducting underwriting discounts and commissions. In December 2010, in connection with our follow-on public stock offering, we received net proceeds of $38.0 million after deducting underwriting discounts and commissions. In April 2011, in connection with our follow-on public stock offering, we received net proceeds of $34.6 million after deducting underwriting discounts and commissions. We used substantially all of the net proceeds from our public stock offerings to repay indebtedness. We used the net proceeds from our initial public stock offering to first reduce our outstanding indebtedness under the PIK Loan, with a portion of the remaining proceeds, as well as the proceeds from the underwriters’ exercise of their over-allotment option, to repay Tranche B and Tranche C of the Second Lien Credit Facility, on a pro rata basis. The net proceeds from the December 2010 follow-on public stock offering were used to pay the remaining outstanding balance of the Second Lien Credit Facility. The net proceeds from the April 2011 follow-on public stock offering were used to prepay a portion of the amount outstanding under our First Lien Credit Facility. Subsequently, in April 2012, we voluntarily repaid $15.0 million of outstanding indebtedness. This overall reduction of our outstanding indebtedness has significantly reduced the total interest expense we expect to pay on our outstanding indebtedness in future periods.
The credit markets have experienced disruption that reached unprecedented levels during late 2008 and 2009 and, more recently, in 2011. The disruption in the financial markets has affected some of the financial institutions with which we do business. A continued, sustained decline in the stability of these financial institutions could adversely affect our access to financing, as well as our revenue growth (due to our customer base in the DCM and M&A markets). Additionally, if the national or global economy or credit market conditions in general were to deteriorate further, it is possible that those changes could adversely affect our credit ratings, among other things, which could have a material adverse effect on our ability to obtain external financing or to refinance our existing indebtedness.
Our corporate credit ratings and rating agency outlooks as of December 31, 2012 are summarized in the table below.

Rating Agency	Rating	Outlook
Moody's	B1	Stable
Standard & Poor's	B+	Stable
Credit rating agencies review their ratings periodically, and therefore the credit rating assigned to us by each agency may be subject to revision at any time. Factors that can affect our credit ratings include changes in our operating performance, the economic environment, our financial position, conditions in any of our principal markets, and changes in our business strategy. If weak financial market conditions or competitive dynamics cause any of these factors to deteriorate, we could see a reduction in our corporate credit rating.
On May 16, 2012, Standard & Poor's Rating Services placed all of our credit ratings, including our ‘BB-' corporate credit rating, on CreditWatch with negative implications. Subsequently on August 17, 2012, the Standard & Poor's Rating Services lowered our corporate credit rating from 'BB-' to 'B+' with a stable outlook. The stable outlook reflects a significant level of recurring base revenues, good channel partner relationships and a conservative financial policy. We will continue the steadfast execution of our strategic growth plan and remain committed to maintaining a strong credit rating.

Changes in our credit rating could adversely impact the interest rates on our First Lien Credit Facility. However, for so long as our corporate credit rating is at least B1 (stable) from Moody’s and at least B+ (stable) from Standard & Poor’s, our Eurodollar rate margin will be 4.25%. If our credit rating were to further decline, our Eurodollar rate margin would increase to 4.50%.

Contractual Obligations and Commitments
The following table sets forth, as of December 31, 2012, certain significant cash obligations that will affect our future liquidity.

	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 years
Long-term debt, including current portion	$76,268	$1,030	$75,238	$—	$—
Interest on long-term debt	6,832	4,568	2,264	—	—
Operating leases	25,790	4,657	7,251	5,072	8,810
Third-party hosting commitments	5,381	4,730	651	—	—
Other contractual commitments (including interest)	2,496	1,232	1,264	—	—
Total	$116,767	$16,217	$86,668	$5,072	$8,810

Long-Term Debt and Interest on Long-Term Debt
Interest on long-term debt consists of expected interest payments on the First Lien Credit Facility through its maturity date, June 15, 2014, based on assumptions regarding the amount of debt outstanding and assumed interest rates. The assumed interest rate on the First Lien Credit Facility was 5.75%, representing a 1.50% LIBOR floor plus a 4.25% spread.
Other Financing Arrangements
In June 2011, we entered into a financing arrangement in the amount of $1.2 million for third-party software, including financing costs of $0.1 million to be repaid over a term of 49 months. In December 2011, we entered into a second financing arrangement for licensing and support of internal systems in the amount of $0.2 million to be repaid over a term of 25 months.
In August 2012, we entered into a financing arrangement in the ordinary course of business to purchase directors and officers, or D&O, insurance in the amount of $0.8 million, of which $0.6 million was to be repaid over a term of 9 months.

Operating Leases and Third-party Hosting Commitments
Our principal executive office in New York, New York occupies approximately 66,832 square feet. This space is comprised of 43,304 square feet that are subject to a lease agreement that expires in July 2021 and 23,528 square feet that are subject to a sublease agreement that expires in December 2013. In addition, our facility in Charlestown, Massachusetts occupies 36,557 square feet under a lease that expires in December 2015.
We also maintain space in Amsterdam, London, Paris, Chicago, São Paulo, Frankfurt, Sydney and San Francisco for our sales and services activities. We believe that our facilities are adequate for our current needs; however, we may obtain additional office space to house additional services personnel in the near future, and we may require other additional office space as our business grows.
Our commitments to our third-party hosting provider expire in December 2015. Our hosting obligations are largely impacted by service expansion requirements in line with the growth of our business.

Uncertain Tax Positions
Tax reserves for uncertain tax positions, excluding interest and penalties, totaled $3.3 million and $3.2 million at December 31, 2012 and December 31, 2011, respectively. They are included in "Other long term liabilities" on our consolidated balance sheet. We do not expect the balance of unrecognized tax benefits to significantly increase or decrease over the next twelve months. We are not able to reasonably estimate when we would make cash payments required to settle these liabilities beyond the next twelve months; however, we do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following discussion should be read together with our consolidated financial statements and related notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Interest Rate Sensitivity

Term loans under the First Lien Credit Agreement, as amended, bear interest at the higher of the Eurodollar Rate or 1.5%, plus 4.25% per annum. Although the interest on our First Lien Credit Facility is defined as variable, the existence of the Eurodollar Rate floor of 1.5% has caused us, in recent years, to not be subject to market risks related to fluctuations in interest rates because the Eurodollar Rate has been considerably lower than 1.5%. If the Eurodollar Rate were to rise above 1.5%, our results of operations, specifically interest expense on the First Lien Credit Facility, would be subject to market risk.

Changes in our credit rating could adversely impact the interest rates on our First Lien Credit Facility. However, for so long as our corporate credit rating is at least B1 (stable) from Moody’s and at least B+ (stable) from Standard & Poor’s, our Eurodollar rate margin will be 4.25%. If our credit rating were to further decline, our Eurodollar rate margin would increase to 4.50%.

On June 30, 2012, our interest rate swap matured. However, the fair value of the interest rate swap was measured each reporting period and included a credit valuation adjustment that reflected consideration of our credit risk, since the interest rate swap was in a liability position. The fair value measurement of the swap fluctuated considerably from period-to-period due to volatility in underlying interest rates, which were driven by market conditions and the duration of the swap. In both of the years ended December 31, 2012 and 2011, a 10% increase or decrease in interest rates would have resulted in an increase or decrease of $0.2 million to "Other (income) expense, net", within our consolidated statement of operations.

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash and cash equivalents and short-term investments in a variety of securities, including money market funds, certificates of deposit, U.S. treasuries, commercial paper and corporate debt securities. A 10% decrease in interest rates in the years ended December 31, 2012 and 2011 would not have had a material impact (on a total dollar basis) on our interest income during those periods, respectively, due to the immateriality of the interest income generated by our investments during those periods.

Foreign Currency Exchange Risk

During the year ended December 31, 2012, approximately 39% of our revenues were generated from sales across more than 60 countries outside of the United States. Our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates, particularly between the U.S. Dollar, Pound Sterling and Euro. During the year ended December 31, 2012 and 2011,we incurred a foreign currency transaction gain of $0.3 million and a loss of $0.9 million in those respective periods.

The debt crisis in Europe has resulted in uncertainty with the stability of the Euro. Efforts to prevent the collapse of Euro member economies have proven effective and continued progress is apparent in early 2013. With a significant portion of our revenue being generated in Europe, our European operations are subject to risk if the Euro were to be devalued. For example, the effect of a 10% devaluation in the Euro on our revenue generating activities in Europe would have resulted in an additional $0.7 million recorded as a loss to our "Other (income) expense, net" within our consolidated statement of operations for the year ended December 31, 2012. Comparatively, an appreciation in the Euro of 10% on our revenue generating activities in Europe would have resulted in an additional $0.7 million recorded as a gain to our "Other (income) expense, net" within our consolidated statement of operations for the year ended December 31, 2012.

In addition, a significant portion of our revenue generating activities is in the United Kingdom. As a result, a 10% devaluation in the Pound Sterling on our revenue generating activities in the United Kingdom would have resulted in an additional $0.6 million recorded as a gain to our "Other (income) expense, net" within our consolidated statement of operations for the year ended December 31, 2012. Comparatively, an appreciation in the Pound Sterling of 10% on our revenue generating activities in the United Kingdom would have resulted in an additional 0.6 million recorded as a loss to our "Other (income) expense, net" within our consolidated statement of operations for the year ended December 31, 2012.

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

ITEM 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Financial Statements of Intralinks Holdings, Inc.

Page
Report of Independent Registered Public Accounting Firm	62
Consolidated Balance Sheets as of December 31, 2012 and 2011	63
Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010	64
Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2012, 2011 and 2010	66
Consolidated Statements of Changes in Preferred Stock and Stockholders' Equity for the years ended December 31, 2012, 2011 and 2010	65
Consolidated Statements of Cash Flows for the years ended December 31, 2012 , 2011 and 2010	69
Notes to Consolidated Audited Financial Statements	71
Financial Statement Schedule:
Schedule II - Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Intralinks Holdings, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Intralinks Holdings, Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2012 and 2011). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 11, 2013

INTRALINKS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and per Share Data)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$43,798	$46,694
Accounts receivable, net of allowances of $2,927 and $2,149, respectively	37,667	38,895
Investments	31,549	36,120
Deferred taxes	7,469	12,711
Prepaid expenses	5,474	4,238
Other current assets	3,518	4,567
Total current assets	129,475	143,225
Fixed assets, net	10,645	7,635
Capitalized software, net	26,295	30,287
Goodwill	215,478	215,478
Other intangibles, net	106,750	132,233
Other assets	1,111	1,483
Total assets	$489,754	$530,341
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts Payable	$4,451	$4,934
Accrued expenses and other current liabilities	21,350	19,846
Deferred revenue	40,719	40,309
Total current liabilities	66,520	65,089
Long term debt	75,238	91,164
Deferred taxes	21,135	39,384
Other long term liabilities	4,809	2,874
Total liabilities	167,702	198,511
Commitments and contingencies (Note 16)
Stockholders' equity:
Undesignated Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding as December 31, 2012 and 2011	—	—
Common Stock, $0.001 par value; 300,000,000 shares authorized; 55,486,651 and 54,248,178 shares issued and outstanding as of December 31, 2012 and 2011, respectively	55	54
Additional paid-in capital	419,618	411,781
Accumulated deficit	(97,436)	(80,056)
Accumulated other comprehensive (loss) income	(185)	51
Total stockholders' equity	322,052	331,830
Total liabilities and stockholders' equity	$489,754	$530,341

 The accompanying notes are an integral part of these consolidated financial statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and per Share Data)

	Year Ended December 31,
	2012	2011	2010
Revenue	$216,667	$212,890	$184,332
Other Revenue	—	614	—
Total Revenue	216,667	213,504	184,332
Cost of revenue	62,354	56,385	47,496
Gross profit	154,313	157,119	136,836
Operating expenses:
Product development	21,092	18,579	17,953
Sales and marketing	96,198	88,872	79,251
General and administrative	50,608	40,808	28,435
Impairment of capitalized software	8,715	—	—
Total operating expenses	176,613	148,259	125,639
(Loss) income from operations	(22,300)	8,860	11,197
Interest expense	6,435	10,645	24,724
Amortization of debt issuance costs	740	1,369	3,084
Loss on extinguishment of debt	—	—	4,974
Other (income), net	(1,870)	(3,123)	(2,722)
Net (loss) before income tax	(27,605)	(31)	(18,863)
Income tax (benefit) expense	(10,225)	1,212	(6,427)
Net (loss)	$(17,380)	$(1,243)	$(12,436)
Net (loss) per common share
Basic	$(0.32)	$(0.02)	$(0.58)
Diluted	$(0.32)	$(0.02)	$(0.58)
Weighted average number of shares used in calculating net (loss) per share
Basic	54,352,536	53,381,655	21,310,284
Diluted	54,352,536	53,381,655	21,310,284

The accompanying notes are an integral part of these consolidated financial statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In Thousands)

	Year Ended December 31,
	2012	2011	2010
Net (loss)	(17,380)	(1,243)	(12,436)
Foreign currency translation adjustments, net of tax	(236)	(192)	203
Total other comprehensive (loss) income, net of tax	(236)	(192)	203
Comprehensive (loss)	$(17,616)	$(1,435)	$(12,233)

The accompanying notes are an integral part of these consolidated financial statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK
AND STOCKHOLDERS' EQUITY
(In Thousands, Except Share and Per Share Data)

	Shares		Amount
	Series A Redeemable Preferred Stock	Common Stock	Series A Redeemable Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
Balance at January 1, 2010	35,864,887	3,152,669	$36	$3	$180,744	$(66,377)	$40	$114,446
Foreign currency translation adjustment net of tax		—	—	—	—	—	203	203
Net loss		—	—	—	—	(12,436)	—	(12,436)
Proceeds from initial public and follow-on offerings, including underwriters' overallotment shares, net of offering costs		13,980,000	—	14	180,276	—	—	180,290
Conversion of Preferred Stock to Common Stock	(35,863,269)	35,101,716	(36)	35	1	—	—	—
Forfeiture of Restricted Unvested Common Stock	(1,618)	(122,143)	—	—	(8)	—	—	(8)
Exercise of stock options for Common Stock		256,136	—	—	516	—	—	516
Issuance of common stock in connection with employee stock purchase plan		18,996	—	—	210	—	—	210
Stock-based compensation expense		—	—	—	4,223	—	—	4,223
Balance at December 31, 2010	—	52,387,374	$—	$52	$365,962	$(78,813)	$243	$287,444

	The accompanying notes are an integral part of these consolidated financial statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK
AND STOCKHOLDERS' EQUITY
(In Thousands, Except Share and Per Share Data)

	Shares	Amount
	Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
Balance at January 1, 2011	52,387,374	$52	$365,962	$(78,813)	$243	$287,444
Foreign currency translation adjustment net of tax	—	—	—	—	(192)	(192)
Net loss	—	—	—	(1,243)	—	(1,243)
Proceeds from initial public and follow-on offerings, including underwriters' overallotment shares, net of offering costs	1,437,500	1	34,486	—	—	34,487
Forfeiture of Restricted Unvested Common Stock	(187,679)	—	1,374	—	—	1,374
Exercise of stock options for Common Stock	412,050	—	1,251	—	—	1,251
Issuance of common stock in connection with employee stock purchase plan	127,876	—	—	—	—	—
Stock-based compensation expense	71,057	—	8,708	—	—	8,708
Balance at December 31, 2011 (1)	54,248,178	54	$411,781	$(80,056)	$51	$331,830

	The accompanying notes are an integral part of these consolidated financial statements.
	(1) Amounts may not add due to rounding

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK
AND STOCKHOLDERS' EQUITY
(In Thousands, Except Share and Per Share Data)

	Shares	Amount
	Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
Balance at January 1, 2012	54,248,178	$54	$411,781	$(80,056)	$51	$331,830
Foreign currency translation adjustment net of tax	—	—	—	—	(236)	(236)
Net loss	—	—	—	(17,380)	—	(17,380)
Exercise of stock options for Common Stock	341,764	—	481	—	—	481
Issuance of common stock in connection with employee stock purchase plan	187,417	—	795	—	—	795
Issuance of Restricted Common Stock	709,292	1	—	—	—	1
Stock-based compensation expense	—	—	6,561	—	—	6,561
Balance at December 31, 2012 (1)	55,486,651	55	$419,618	$(97,436)	$(185)	$322,053

	The accompanying notes are an integral part of these consolidated financial statements.
	(1) Amounts may not add due to rounding

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31,
	2012	2011	2010
Net loss	$(17,380)	$(1,243)	$(12,436)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	18,567	19,999	16,982
Stock-based compensation expense	6,561	8,708	4,223
Forfeiture of restricted common stock	—	—	(8)
Amortization of intangible assets	25,774	28,630	28,741
Amortization of deferred costs	1,808	1,472	3,084
Provision for bad debts and customer credits	1,713	931	508
Loss (gain) on disposal of fixed assets	15	228	(224)
Impairment of capitalized software	8,715	—	—
Change in deferred taxes	(13,007)	(1,166)	(7,901)
Gain on interest rate swap	(1,455)	(4,193)	(2,778)
Currency remeasurement loss (gain)	388	(318)	—
Loss on extinguishment of debt	—	—	4,974
Non-cash interest expense	—	—	5,648
Changes in operating assets and liabilities:
Accounts receivable	(690)	(2,692)	(11,662)
Prepaid expenses and other current assets	(1,213)	(1,804)	(2,479)
Other assets	340	1,092	(558)
Accounts payable	(490)	765	(4,673)
Accrued expenses and other liabilities	4,793	1,928	2,728
Deferred revenue	747	2,389	11,395
Net cash provided by operating activities	35,186	54,726	35,564
Cash flows from investing activities:
Business acquisition	(300)	—	—
Capital expenditures	(6,174)	(5,115)	(6,863)
Reimbursable leasehold improvements	(1,840)	—	—
Capitalized software development costs	(18,013)	(18,718)	(16,128)
Purchase of short-term investments	(37,445)	(40,120)	(4,320)
Maturity of short-term investments	41,220	4,000	7,770
Net cash used in investing activities	(22,552)	(59,953)	(19,541)
Cash flows from financing activities:
Proceeds from exercise of stock options	481	1,374	516
Proceeds from issuance of common stock	795	1,251	210
Offering costs paid in connection with initial public offering and follow-on offerings	—	(516)	(2,365)
Capital lease payments	—	—	(27)
Payment of financing costs	—	—	(1,663)
Proceeds from IPO and follow-on offerings, net of underwriting discounts and commissions	—	35,003	182,838
Repayments of outstanding financing arrangements	(641)	—	—
Repayments of outstanding principal on long-term debt	(15,861)	(35,657)	(171,456)
Prepayment penalty on PIK loan	—	—	(4,092)
Net cash (used in) provided by financing activities	(15,226)	1,455	3,961
Effect of foreign exchange rate changes on cash and cash equivalents	(304)	(1)	2
Net (decrease) increase in cash and cash equivalents	(2,896)	(3,773)	19,986
Cash and cash equivalents at beginning of period	46,694	50,467	30,481
Cash and cash equivalents at end of period	$43,798	$46,694	$50,467

	Year Ended December 31,
	2012	2011	2010
Supplemental Schedule of Cash Flow Information:
Cash paid during the period for:
Interest	6,378	10,666	19,881
Income tax	2,005	3,181	1,358
Non-cash transactions during the period for:
Assets acquired through financing transactions	591	1,325	—

The accompanying notes are an integral part of these consolidated financial statements.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

1. Organization and Description of Business
Intralinks Holdings, Inc. ("Intralinks Holdings") and its subsidiaries (collectively, the "Company") is a leading global provider of Software-as-a-Service ("SaaS") solutions for secure content management and collaboration within and among organizations. The Company's cloud-based solutions enable organizations to control, track, search and exchange time-sensitive information, inside and outside of the firewall, all within a secure and easy-to-use environment. The Company's customers rely on its cost-effective solutions to manage large amounts of electronic information, accelerate information-intensive business processes, reduce time to market, optimize critical information workflow, meet regulatory and risk management requirements and collaborate with business counterparties in a secure, auditable and compliant manner. The Company helps its customers eliminate the inherent risks and inefficiencies of using email, fax, courier services and other existing solutions to collaborate and exchange information.

The Company was incorporated in Delaware as "Intralinks, Inc." in June 1996. In June 2007, the Company completed a merger (the "Merger") pursuant to which Intralinks, Inc. became a wholly-owned subsidiary of TA Indigo Holding Corporation, a Delaware corporation formed by an investor group led by TA Associates, Inc., which is now part of TA Associates Management, L.P., a prominent growth private equity firm, and Rho Capital Partners, Inc., an investment and venture capital management company and one of the principal investors in Intralinks, Inc. since 2001. In 2010, the Company changed the name of TA Indigo Holding Corporation to "Intralinks Holdings, Inc.", and on August 5, 2010, the Securities and Exchange Commission declared effective the Company's registration statement on Form S-1, in connection with its initial public offering of 11,000,000 shares of common stock.

2. Summary of Significant Accounting Policies
Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.

Significant estimates and assumptions made by management include the determination of the fair value of stock options and estimated forfeitures of equity-based awards, fair value of the Company's reporting unit, valuation of intangible assets (and their related useful lives), fair value of financial instruments, certain components of the income tax provisions, including valuation allowances on the Company's deferred tax assets, accruals for certain compensation expenses, allowances for doubtful accounts and reserves for customer credits. The Company bases estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. Actual results could differ from those estimates.

Out-of-period Adjustment- During the financial statement close process for the three months ended March 31, 2012, the Company identified a prior period error totaling approximately $849, which was corrected and recorded as a cumulative adjustment to long-term deferred tax assets within the Consolidated Balance Sheet at March 31, 2012, and was reflected as an income tax benefit within the Consolidated Statement of Operations for the three months ended March 31, 2012. The adjustment represents a cumulative adjustment to deferred tax assets to reflect the tax benefit on book expense associated with disqualified incentive stock options that vested during prior periods for which the value exceeded the annual IRS limit of $100 (one-hundred thousand dollars). The Company does not believe that this adjustment is material to the consolidated financial statements for any prior period.
Revenue Recognition - The Company derives revenue principally through fixed commitment contracts under which the Company provides customers various services, including access to the cloud-based Intralinks Platform, including Intralinks Exchanges, as well as the related customer support and other services. The Company's customers do not have a contractual right, or the ability, to take possession of the Intralinks software at any time during the hosting period, or contract with an unrelated third party to host the Intralinks software. Therefore, revenue recognition for the Company's services is not accounted for under specific guidance of the Financial Accounting Standards Board ("FASB") on software revenue recognition. The Company recognizes revenue for its services ratably over the related service period, provided that there is persuasive evidence of an arrangement; the service has been provided to the customer; collection is reasonably assured; the amount of fees to be paid by the customer is fixed or determinable; and the Company has no significant remaining obligation at the completion of the contracted term. In circumstances where the Company has a significant remaining obligation after completion of the initial contract term, revenue is recognized ratably over the extended service period. The Company's contracts do not contain general rights of return. Certain of the Company's contracts contain customer acceptance clauses, for which revenue is deferred until acceptance occurs.

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

The Company offers services to customers through single-element and multiple-element arrangements, some of which contain offerings for optional services, including document scanning, data archiving and other professional services. In accordance with the FASB's guidance on multiple-deliverable arrangements, the Company has evaluated the deliverables in its arrangements to determine whether they represent separate units of accounting, specifically whether the deliverables have value to the Company's customers on a standalone basis. The Company has determined that the services delivered to customers under its existing arrangements generally represent a single unit of accounting. Revenue for optional services is recognized as delivered, or as completed, provided that the general revenue recognition criteria described above are met. The Company continues to evaluate the nature of the services offered to customers under its fixed commitment contracts, as well as its pricing practices, to determine if a change in policy regarding multiple-element arrangements and related disclosures is warranted in future periods.

Additionally, certain contracts contain provisions for set-up and implementation services relating to the customer's use of the Intralinks Platform. The Company believes that these set-up and implementation services provide value to the customer over the entire period that the exchange is active, including renewal periods, and therefore the revenue related to these set-up types of services are recognized over the longer of the contract term or the estimated relationship life which, as of December 31, 2012, generally ranged from two to four years. The Company will continue to evaluate the length of the amortization period of the revenue related to set up and implementation fees to determine if a change in estimate is warranted in future periods.

Other Revenues - On November 25, 2008, one of the Company's primary facilities sustained water damage from a fire on a floor above, resulting in an interruption to the Company's operations. The Company filed a claim under its business interruption insurance policy for lost revenue caused by the down-time experienced subsequent to the loss event. The Company received insurance proceeds totaling $614 during the year ended December 31, 2011, in response to its business interruption claim. Business interruption insurance proceeds are classified as "Other revenue" in the Consolidated Statement of Operations for the year ended December 31, 2011.

Deferred Revenue - Deferred revenue represents the billed but unearned portion of existing contracts for services to be provided. Deferred revenue does not include future potential revenue represented by the unbilled portion of existing contractual commitments of the Company's customers. Accordingly, the deferred revenue balance does not represent the total contract value of outstanding arrangements. However, amounts that have been invoiced are recorded as revenue or deferred revenue, as appropriate, and are included in the Company's accounts receivable balances. Deferred revenue that will be recognized during the subsequent 12-month period is classified as "Deferred revenue" with the remaining portion as non-current deferred revenue as a component of "Other long-term liabilities" on the Consolidated Balance Sheets.

Stock-Based Compensation - The Company uses the Black-Scholes option pricing model to determine the fair value of options granted under the 2007 Stock Option and Grant Plan and the 2010 Equity Incentive Plan, as well as the rights awarded under the 2010 Employee Stock Purchase Plan, or ESPP. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the our Common Stock price, (ii) the expected life of the award, which for options is the period of time over which employees and board directors are expected to hold their options prior to exercise and for ESPP rights is the period of time between the offering date and the exercise date (as defined in Note 12), (iii) expected dividend yield on the Company's Common Stock, and (iv) a risk-free interest rate, which is based on quoted U.S. Treasury rates for securities with maturities approximating the expected term. The use of different assumptions in the Black-Scholes pricing model would result in different amounts of stock-based compensation expense. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

The fair value of restricted shares of Common Stock, or RSAs, awarded under the 2007 Restricted Preferred Stock Plan and the 2007 Stock Option and Grant Plan, and restricted stock units, RSUs, awarded under the 2010 Equity Incentive Plan, is determined using the intrinsic value of the common stock at the time of grant.

The Company does not have a significant history of market prices, and as such, the Company estimates volatility in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, or SAB 107, using historical volatilities of similar public companies. The Company based its analysis of expected volatility on reported data for a peer group of companies within the industry, using an average of the historical volatility measures of this peer group of companies. The Company intends to continue to consistently apply this process using the same or similar entities until a sufficient amount of historical information regarding the volatility of its own stock price becomes available, or unless circumstances change such that the identified entities are no longer similar to the Company. In this latter case, more suitable entities whose share prices are publicly available would be utilized in the calculation. Once a sufficient amount of historical information regarding the volatility of the Company's share price becomes available, the Company will utilize the closing prices of its publicly-traded stock to determine its volatility. The expected life of options has been determined using the "simplified" method which uses the midpoint between the vesting date and the end of the contractual term. The Company utilizes the simplified method of determining the expected life of options due to the limited period of time its common stock has been publicly traded, thus resulting in a lack of sufficient historical exercise data in a publicly traded environment to provide a reasonable basis upon which to estimate expected term. The Company intends to continue to consistently apply the simplified method until a sufficient amount of historical information regarding exercise data in a publicly traded environment becomes available. The risk-free interest rate is based on quoted U.S. Treasury rates for securities with maturities approximating the awards' expected term. The expected dividend yield is zero as the Company never paid dividends and does not currently anticipate paying any in the foreseeable future.

Compensation expense for stock options is recorded over the requisite service period, less estimated forfeitures. For grants of RSAs and RSUs, the Company records compensation expense based on the fair value of the shares on the grant date over the requisite service period, less estimated forfeitures. Compensation expense for ESPP rights is recorded in line with each respective offering period.

The Company utilizes an estimated forfeiture rate when calculating expense for the period. The Company considers several factors when estimating future forfeitures, including types of awards, employee level and historical experience. If this estimated rate changes in future periods due to different actual forfeitures, the Company's stock compensation expense may increase or decrease significantly. If there are any modifications or cancellations of the underlying unvested securities or the terms of the awards, the Company may be required to accelerate, increase or cancel any remaining unamortized share-based compensation.

Sales Commissions - Commissions payable to the Company's sales staff are expensed in the period the related sales efforts are performed. Sales commission expense was $13,353, $13,212 and $9,017, respectively, for the years ended December 31, 2012, 2011 and 2010. All amounts noted are included within Sales and marketing in the Consolidated Statements of Operations.

Advertising - The Company expenses the cost for producing and communicating advertising and promoting its services when incurred.

Income Taxes - The Company accounts for income taxes on the asset and liability method prescribed by ASC 740, Income Taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and tax credit carryforwards. Deferred income taxes are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income taxes of a change in tax rates is recognized in results of operations in the period that includes the enactment date.

Each reporting period, the Company assesses whether its deferred income tax assets are more-likely-than-not realizable, in determining whether it is necessary to record a valuation allowance. This includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of the Company's deferred income tax assets.

The Company recognizes the impact of an uncertain tax position in its financial statements if, in management's judgment, the position is more-likely-than-not sustainable upon audit based on the position's technical merits. This involves the identification of potential uncertain tax positions, the evaluation of applicable income tax laws and measurement of the amount of each uncertain tax position that is more-likely-than-not sustainable. The Company operates within multiple taxing jurisdictions and is subject to audit in each of these jurisdictions. The Company recognizes interest expense and penalties on uncertain tax positions as part of income tax expense.

Net Loss Per Share - Basic loss per share is computed using net loss and the weighted average number of common shares outstanding. Diluted loss per share reflects the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options and unvested shares of restricted Common Stock (using the treasury stock method) and conversion of preferred shares (using the as converted method). Common equivalent shares are excluded from the diluted computation if their effect is anti-dilutive.

Foreign Currency Translation and Transactions - The functional currencies of the Company's foreign operations are the local currencies in each of the foreign subsidiary locations. Adjustments resulting from translating foreign currency financial statements into U.S. dollars are recorded as a separate component of accumulated other comprehensive income within the Consolidated Statements of Changes in Preferred Stock and Stockholders' Equity and Comprehensive (Loss) Income.

Foreign currency transaction gains and losses are included in net loss for each period presented. For the year ended December 31, 2012, foreign currency transaction gain of $301, and for the years ended December 31 2011 and 2010 foreign currency transaction losses of $875 and $363, respectively, were recorded as a component of "Other (income) expense, net", after "Income from operations". Assets and liabilities denominated in a foreign currency are translated into U.S. dollars primarily at the exchange rate on the balance sheet date, with a small number of transactions translated using the historical exchange rate on the date the transaction occurred. Revenue and expenses are translated on a monthly basis at the average exchange rate during the period. Equity transactions are translated using historical exchange rates.

Comprehensive Loss - Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss includes certain changes in stockholders' equity that are excluded from net loss, specifically cumulative foreign currency translation adjustments. Comprehensive loss has previously been reflected in the Consolidated Statements of Changes in Preferred Stock and Stockholders' Equity and is now reflected in the Consolidated Statements of Comprehensive (Loss) Income.

Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market funds and certain investments in commercial paper.

Investments - The Company's investment portfolio may at any time contain investments in U.S Treasury obligations, securities guaranteed by the U.S. government, certificates of deposit, corporate notes and bonds, medium-term notes, commercial paper, and money market mutual funds, with original maturities less than one year.

The Company's investments with original maturity dates of less than three months from the purchase date are included in "Cash and cash equivalents" on the Consolidated Balance Sheets. The Company's investments with original maturity dates in excess of three months, but less than one year, from the date of purchase are classified as short-term investments on the Consolidated Balance Sheets. Short-term investments are recorded at fair value, with unrealized gains and losses recorded to "Other (income) expense, net" during each respective reporting period. Short-term investments classified as held-to-maturity are recorded at amortized cost. Interest earned on short-term investments is recorded to "Other income" which is presented net of Interest expense on the Consolidated Statements of Operations.

Fair Value of Financial Instruments - The carrying amounts of the Company's cash and cash equivalents, short-term investments classified as held-to-maturity, accounts receivable, accounts payable and other accrued expenses, approximate fair value due to the short-term nature of these instruments. See "Derivative Instruments and Hedging Activities" below for a discussion of the Company's accounting policy for its interest rate swap.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, investments and trade accounts receivable. Although the Company deposits its cash with more than one financial institution, its deposits, at times, may exceed federally insured limits. The Company has not experienced any losses on cash and cash equivalent accounts to date and the Company believes it is not exposed to any significant credit risk related to cash.

The Company evaluates the adequacy of the allowance for doubtful accounts on a quarterly basis. The evaluation includes historical loss experience, length of time receivables are past due, adverse situations that may affect a customer's ability to repay and prevailing market conditions. This evaluation is inherently subjective and estimates may be revised as more information becomes available.

Property and Equipment, Net - Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of those assets, as follows:

Computers and software	3 years
Office equipment	5 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of estimated useful life or remaining lease term

Repairs and maintenance costs are expensed as incurred.

Software Development Costs - The Company accounts for the cost of computer software developed or obtained for internal use of its application service by capitalizing qualifying costs, which are incurred during the application development stage and amortizing them over the software's estimated useful life. Costs incurred in the preliminary and post-implementation stages of the Company's products are expensed as incurred. The amounts capitalized include external direct costs of services used in developing internal-use software and for payroll and payroll-related costs of employees directly associated with the development activities. The Company amortizes capitalized software over the expected period of benefit, which is three years, beginning when the software is ready for its intended use. Software development costs are evaluated for recoverability whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. During 2012, the Company recorded an impairment loss on capitalized software of $8.7 million.

Goodwill and Other Intangible and Long-Lived Assets - The Company does not amortize goodwill, but reviews goodwill at the reporting unit level for impairment on an annual basis, and when events or circumstances indicate that the carrying value of the reporting unit may be impaired. The Company has one reporting unit that is evaluated in the annual impairment assessment, which is performed as of October 1st of each year. On September 15, 2011, the FASB issued authoritative guidance which gives entities the option of performing a qualitative assessment of goodwill prior to calculating the fair value of a reporting unit in "step 1" of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is lower than the carrying amount, the two-step impairment test is required to be performed. The Company adopted this newly issued authoritative guidance effective October 1, 2011.

The Company's long-lived assets primarily consist of computer and office equipment and software, furniture and fixtures and leasehold improvements, which are subject to depreciation over the useful life of the asset. Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. No impairments were recorded on long-lived assets for the periods presented in these consolidated financial statements.

Other Intangibles, net - represents definite-lived intangible assets, which are being amortized over their estimated useful lives as follows:

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

Deferred Financing Costs - Deferred financing costs related to the financing of the 2007 Merger as well as fees for the 2010 credit amendments are being amortized using the effective interest method over the expected remaining term of the loan. Amortized costs are presented separately as non-operating costs within the Company's Consolidated Statement of Operations.

Derivative Instruments and Hedging Activities - During 2012 and 2011, the Company maintained an interest rate swap agreement to economically hedge its exposure to changes in the amounts of future cash flows, driven by the variable rates associated with the Company's long-term debt. The interest rate swap agreement matured on June 30, 2012. The interest rate swap was recorded on the balance sheet in accrued expenses and other current liabilities at fair value. The fair value of the interest rate swap was measured each reporting period and included a credit valuation adjustment that reflected consideration of the Company's own credit risk, since the interest rate swap was in a liability position. Valuations may have fluctuated considerably from period-to-period due to volatility in underlying interest rates, which was driven by market conditions and the duration of the derivative instrument. The Company does not hold any derivatives and does not use financial instruments for any trading or other speculative purposes at December 31, 2012.

Warranties and Indemnification - The Company's revenue contracts generally provide for indemnification of customers against liabilities arising from third party claims that are attributable to the Company's breach of its warranties or infringement of third party intellectual property rights, subject to contractual limitations of liability. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements as the Company currently has no infringement or warranty related disputes with customers or third parties.

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

Recently Adopted Accounting Pronouncements
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
On June 16, 2011, the FASB issued revised authoritative guidance covering Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements. The revised guidance removes the presentation options in the former guidance and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income, or two separate but consecutive statements. The revised authoritative guidance does not change the items that must be reported in other comprehensive income. The revised guidance is effective for interim and fiscal years beginning after December 15, 2011. The Company adopted this authoritative guidance effective January 1, 2012, and has included the presentation of comprehensive (loss) income in a separate statement that immediately follows the Consolidated Statements of Operations in this Annual Report on Form 10-K.
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
3. Investments and Fair Value Measurements
The Company has classified its short-term investments in commercial paper and corporate bonds as held-to-maturity and as such, has recorded them at amortized cost. Interest earned on these debt securities is recorded to “Other expense (income), net” within the Consolidated Statements of Operations. The gross unrecognized holding gains and losses for the years ended December 31, 2012 and 2011 were not material.
The following tables summarize these short-term investments as of December 31, 2012 and 2011:

			2012
Security Type	Maturity	Consolidated Balance Sheet Classification	Amortized Cost	Interest	Carrying Amount
Corporate Bonds	44 to 72 Days	Cash and cash equivalents	$2,509	$48	$2,557
Commercial Paper	363 Days	Investments (short-term)	2,493	—	2,493
Corporate Notes	152 to 365 Days	Investments (short-term)	29,056	298	29,354
Total			$34,058	$346	$34,404

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

			2011
Security Type	Maturity	Consolidated Balance Sheet Classification	Amortized Cost	Interest	Carrying Amount
Commercial Paper	84 Days	Cash and cash equivalents	$1,300	—	1,300
Commercial Paper	115 to 269 Days	Investments (short-term)	12,489	—	12,489
Corporate Notes	128 to 366 Days	Investments (short-term)	19,631	317	19,948
Agency Bonds	366 Days	Investments (short-term)	4,000	2	4,002
			37,420	319	37,739

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

•	Level 3: Fair value measurement of the asset or liability using unobservable inputs that reflect the Company’s own assumptions regarding the applicable asset or liability.
During the year ended December 31, 2012, there were no other transfers in or out of the Company’s Level 1 or Level 2 assets or liabilities.
The following table summarizes the assets measured at fair value on a recurring basis as of December 31, 2012:

	Total	Level 1	Level 2	Level 3
Asset:
Money market funds as cash equivalents	$5,642	5,642	—	—
The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2011:

	Total	Level 1	Level 2	Level 3
Asset:
Money market funds as cash equivalents	$7,197	7,197	—	—
Liability:
Interest rate swap(a)	$1,455	—	1,455	—

(a)	Based on one-month U.S. Dollar LIBOR index, inclusive of a $23 credit valuation adjustment (see Note 10).
4. Goodwill and Other Intangibles
Goodwill
At December 31, 2012, the Company had $215,478 of goodwill recorded as a result of the Merger that occurred on June 15, 2007. Goodwill is evaluated for impairment on an annual basis (October 1), or more frequently if events or changes in circumstances indicate that an impairment loss may have occurred. The Company’s operations consist of one reporting unit, which is evaluated during each goodwill impairment test.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

In the second quarter of 2012, the Company performed a goodwill impairment test as a result of the continued depressed stock price and the market capitalization of the Company relative to net book value.
Step 1 of the goodwill impairment test was performed using a combination of a discounted cash flow, or DCF, analysis and a market-based approach. The forecasted cash flows employed in the DCF analysis were based on the Company’s most recent forecast and business plans and represent the Company’s best estimate of future results as of June 30, 2012 within a range of possible outcomes. In addition, the Company made the following assumptions in its DCF analysis: (i) a 5% growth factor to calculate the terminal value of its reporting unit and (ii) a 15% discount rate to calculate the terminal value of its reporting unit, both of which are consistent with rates used in the 2011 annual impairment test. The Step 1 valuation also considered the market capitalization of the Company as of the second quarter of 2012, adjusted for an estimated equity control premium of 28%.
The Company completed its most recent qualitative impairment analysis as of October 1, 2012. Among the factors included in the Company's qualitative assessment were general economic conditions and the competitive environment, actual and expected financial performance, including consideration of the Company's revenue growth and improved operating results year-over-year, forward-looking business measurements, external market conditions, the Company's stock-price performance compared to overall market and industry peers, market capitalization, and other relevant entity-specific events. Based on the results of the qualitative assessment, the Company concluded that it is more likely than not that the fair value of its reporting unit is higher than its carrying amount, and therefore performance of the two-step quantitative impairment test was not necessary. There were no impairments of goodwill in any of the periods presented in the consolidated financial statements.

Based on the results of the Company’s most recent goodwill impairment tests, management concluded that goodwill was not impaired. However, the Company’s most recent goodwill impairment test showed that the Company could be at risk of recording a goodwill impairment in the future if, for example, the Company’s stock price remained at a depressed level or the Company has a negative change in its future cash flow projections.

As of December 31, 2012, Other intangibles consists of the following:

	Definite – Lived Intangible Assets
	Developed Technology	Customer Relationships	Contractual Backlog	Trade Name	Non-Compete Agreement	Total
Acquired value at June 15, 2007	$132,369	$141,747	$9,219	$14,618	$728	$298,681
Amortization	(60,118)	(36,027)	(9,219)	(3,096)	(617)	(109,077)
Net book value at December 31, 2009	$72,251	$105,720	$—	$11,522	$111	$189,604
Amortization	$(13,236)	$(14,176)	$—	$(1,218)	$(111)	$(28,741)
Net book value at December 31, 2010	$59,015	$91,544	$—	$10,304	$—	$160,863
Amortization	$(13,237)	$(14,175)		$(1,218)	$—	$(28,630)
Net book value at December 31, 2011	$45,778	$77,369	$—	$9,086	$—	$132,233
Acquisition during 2012	85	132	—	—	61	279
Amortization	(10,369)	(14,175)	—	(1,218)	—	(25,762)
Net book value at December 31, 2012	$35,494	$63,326	$—	$7,868	$61	$106,750
The Company has not identified impairment for any of the definite-lived intangible assets through December 31, 2012.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

Total intangible amortization expense is classified in each of the operating expense categories for the periods included below as follows:

	Year Ended December 31,
	2012	2011	2010
Cost of revenue	$10,369	$13,237	$13,237
Sales and marketing	14,175	14,175	14,175
General and administrative	1,230	1,218	1,329
Total	$25,774	$28,630	$28,741
Estimated intangible amortization expense on an annual basis for the succeeding five years is as follows:

For the year ending December 31,	Amount
2013	$23,377
2014	23,377
2015	23,377
2016	23,357
2017	11,377
Thereafter	1,885
Total	$106,750

5. Fixed Assets
Fixed assets consisted of the following at:

	December 31, 2012	December 31, 2011
Computer and office equipment and software	$26,710	$21,586
Furniture and fixtures	2,036	1,515
Leasehold improvements	4,321	1,939
Total fixed assets	33,067	25,040
Less: Accumulated depreciation and amortization	(22,422)	(17,405)
Fixed assets, net	$10,645	$7,635
The Company holds fixed assets in seven locations: the United States, United Kingdom, Brazil, France, Germany, Australia and the Netherlands. No country outside of the United States holds greater than 10% of the Company’s total fixed assets. Depreciation expense relating to fixed assets for the years ended December 31, 2012, 2011 and 2010 was $5,011, $5,893 and $5,796, respectively.
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

6. Capitalized Software
Capitalized software consisted of the following at:

	December 31, 2012	December 31, 2011
Capitalized software	$83,432	$65,152
Less: Impairment on capitalized software	(8,715)	—
Less: Accumulated amortization	(48,422)	(34,865)
Capitalized software, net	$26,295	$30,287
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
During the second quarter of 2012, management initiated a business strategy review to explore long-term growth opportunities. The objective was to assess the competitive environment, identify the most attractive market opportunities and further develop the Company’s execution strategy. In conjunction with this strategy review, management also initiated a company-wide evaluation of its internal systems, to determine whether certain internal server-based systems should be replaced by SaaS-based solutions. Management’s evaluation indicated that the carrying value of certain internal-use capitalized software exceeded its fair value. As such, the Company completed a valuation assessment, utilizing the cost replacement method, and concluded that this internal-use capitalized software is not fully recoverable and should be written down to its fair value. Accordingly, the Company recorded an impairment loss on capitalized software of $8,715 during the year ended December 31, 2012.
Amortization expense of capitalized software for the years ended December 31, 2012, 2011 and 2010 was $13,557, $14,106 and $11,186, respectively.

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at:

	December 31, 2012	December 31, 2011
Sales commissions and bonuses	$9,838	$8,664
Interest rate swap	—	1,455
Current portion of long-term debt	1,030	1,191
Professional fees	2,103	1,663
Deferred rent	298	235
Accrued vacation	522	395
Other accrued expenses	7,559	6,243
Total accrued expenses and other current liabilities	$21,350	$19,846

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

8. Income Tax
The following is a summary of the Company's net (loss) before income tax by jurisdiction:

	Years Ended December 31,
	2012	2011	2010
U.S.	$(28,325)	$(214)	$(16,310)
Non-U.S.	720	183	(2,553)
Net (loss) before income tax	$(27,605)	$(31)	$(18,863)

The components of the Company's income tax (benefit) expense are as follows:

	Years Ended December 31,
	2012	2011	2010
Current:
Federal	$52	$375	$(45)
State and local	726	986	654
Foreign	1,852	952	864
Total Current	2,630	2,313	1,473

Deferred:
Federal	(10,396)	1,061	(6,024)
State and local	(2,410)	(1,908)	(2,006)
Foreign	(49)	(254)	130
Total Deferred	(12,855)	(1,101)	(7,900)
Total income tax (benefit) expense	$(10,225)	$1,212	$(6,427)

A reconciliation of the provision for income taxes at the U.S. Federal statutory income tax rate of 35% to the Company's effective income tax rate is as follows:

	Years Ended December 31,
	2012	2011	2010
Tax at U.S. federal statutory rate	$(9,662)	$(11)	$(6,602)
State taxes, net of federal income tax effect	(1,356)	(668)	(1,581)
Stock compensation	(336)	1,946	872
Non-deductible expenses	212	712	696
Foreign taxes	1,251	428	495
Research and development credit	(78)	(1,231)	(341)
Other	(256)	36	$34
Total	$(10,225)	$1,212	$(6,427)
Effective tax rate	37.0%	(3,970.2)%	34.1%

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

Following is a summary of the components of deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011:

	Years Ended December 31,
	2012	2011
Net operating loss carryforwards - Current	$3,792	$9,863
Accrued expenses	1,834	860
Unrealized loss on interest rate swap - short term	—	573
Allowance for doubtful accounts	1,159	530
Research and development tax credit	75	132
Other	609	753
Current deferred tax assets	7,469	12,711

Net operating loss carryforwards - Non-current	15,427	10,211
Research and development tax credit carryforwards	5,914	5,586
AMT tax credit carryforwards	1,325	1,273
Stock-based compensation	3,084	1,064
Other	2,028	812
Non-current deferred tax assets	27,778	18,946
Total deferred tax assets	35,247	31,657

Depreciation and amortization	(48,913)	(58,283)
Other	—	(47)
Non-current deferred tax liabilities	(48,913)	(58,330)
Total deferred tax liabilities	(48,913)	(58,330)
Net deferred tax liabilities	$(13,666)	$(26,673)

At December 31, 2012, the Company had net operating loss carryforwards of $59,312, including $8,337 of windfall tax benefits attributable to equity compensation. If not utilized, these net operating loss carryforwards will expire beginning in 2020 through 2030. The windfall tax benefits attributable to equity compensation will be recorded to additional paid-in capital when such amounts reduce income taxes payable. At December 31, 2012, the Company had U.S. Federal and state research and development tax credit carryforwards of $6,576 and $3,171, respectively, which if not utilized, will expire beginning in 2020 through 2032. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. The law renewed the Federal research and development credit for 2012. The Company's expected discrete benefit to be recorded in the financial statements for the quarter ending March 31, 2013 for the 2012 Federal research and development credit is approximately $0.7 million.

Due to ownership changes in 2001 and 2007, and the public stock offerings in 2010, the Company's net operating loss and research and development tax credit carryforwards are subject to limitations pursuant to IRC Sections 382 and 383 and similar state provisions. The Company has recorded the associated tax benefits on net operating loss and tax credit carryforwards that it believes are more-likely-than-not realizable, based on its evaluation of the foregoing limitations and both positive and negative evidence, including reversals of existing taxable temporary differences. As of December 31, 2012 the Company had no valuation allowance on its deferred tax assets.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

The following table summarizes changes to the Company's unrecognized tax benefits, excluding interest and penalties, for the periods presented:

	Years Ended December 31,
	2012	2011	2010
Beginning Balance as of January 1	$3,161	$2,578	$2,239
Additions based on tax positions related to the current year	168	475	384
Additions for prior year tax positions	6	204	—
Reductions for prior year tax positions	—	—	(45)
Reductions from expirations of applicable statutes of limitations	—	(56)	—
Settlements	—	(40)	—
Balance as of December 31	$3,335	$3,161	$2,578
If recognized, unrecognized tax benefits totaling $2,858 at December 31, 2012, would impact our effective income tax rate. Our liability for unrecognized tax benefits is classified as part of "Other long-term liabilities" on the Consolidated Balance Sheets.

As a result of prior year net operating losses, the Company's U.S. Federal income tax returns for years 1999 through 2012 are open for examination by the U.S. Internal Revenue Service (the "IRS"). State and local income tax returns for 2009 through 2012 remain subject to examination by various state and local taxing authorities. The Company's non-U.S. income tax returns are also subject to income tax examination in various foreign jurisdictions. The Company is currently undergoing an audit by the IRS of its U.S. Federal income tax returns for the years ended December 31, 2006 through 2009. The Company received Notices of Proposed Adjustments for 2006, 2007 and 2008 from the IRS disallowing $58.3 million of foreign branch losses on the basis that they constitute dual consolidated losses in the U.S. The IRS is asserting that the Company is not entitled to reasonable cause relief for late election filings. The Company disagrees with the proposed adjustments by the IRS and is in the process of appealing the proposed disallowances. Management believes that it is more likely than not that the Company's position will ultimately be sustained. The Company does not anticipate that the total amounts of its unrecognized tax benefits will significantly increase or decrease over the next twelve months.

9. Debt
Long-term debt consisted of the following at:

	December 31, 2012	December 31, 2011
First Lien Credit Agreement (“First Lien Credit Facility”)	$75,719	$91,580
Other financing arrangements	549	775
Less: current portion (First Lien Credit Facility)	(821)	(982)
Less: current portion (Other financing arrangements)	(209)	(209)
Total long-term debt	$75,238	$91,164
Based on available market information, the estimated fair value of the Company’s long-term debt was approximately $76,647 and $90,082 as of December 31, 2012 and December 31, 2011, respectively. These fair value measurements were determined using Level 2 observable inputs, as defined in Note 3. The estimated fair value of the Company’s other financing arrangements approximates the carrying value at each reporting period.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

First Lien Credit Facility
The First Lien Credit Facility provides for term loans in the aggregate principal amount of $135,000. Each principal payment is due on the last day of each quarter, which commenced on September 30, 2007 with the balance due in a final installment on June 15, 2014. Additionally, the First Lien Credit Facility includes a requirement for mandatory prepayments based on annual excess free cash flow. Term loans under the First Lien Credit Agreement, as amended, bear interest at the higher of the Eurodollar Rate (as defined in the credit agreement) or 1.50%, plus 4.25% per annum. At each of December 31, 2012 and 2011, the interest rate on the First Lien Credit Facility was 5.75%.
The First Lien Credit Facility limits annual consolidated capital expenditures, including amounts related to capitalized software, and restricts the ability to borrow against the revolving line of credit if a consolidated EBITDA ratio is not achieved. The agreement also contains other positive and negative covenants. The Company was in compliance with these covenants as of December 31, 2012 and 2011.
In April 2011, in connection with the Company’s follow-on public offering, the Company received net proceeds of $34,582 after deducting underwriting discounts and commissions. The Company used these proceeds to prepay $34,582 of outstanding indebtedness on the First Lien Credit Facility. The terms of the First Lien Credit Agreement require any voluntary prepayment of the term loans to be applied on a pro rata basis to each scheduled installment of principal. As a result, the quarterly installment payment as of June 30, 2011 decreased from $338 to $246 for the remaining term on the loan.
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
The First Lien Credit Facility also provides for a $15,000 revolving line of credit, of which $12,932 was unused as of December 31, 2012. At December 31, 2012, $2,068 was reserved for standby letters of credit including $1,268 for operating lease agreements related to the Company’s various office locations and $800 related to the Company’s corporate charge card utilized by executives and certain other employees. The interest rate on the unutilized portion of the revolving line of credit is 0.5% annually.
The current portion of the First Lien Credit Facility reflects the quarterly mandatory principal payments of approximately $205 due in the following year, aggregating to $821 at December 31, 2012.
The First Lien Credit Facility is secured by security interests and liens against all of the Company’s assets, including a pledge of 100% of the equity interests in its domestic subsidiaries and an obligation to pledge 65% of the equity interests in its direct foreign subsidiaries.
Financing Costs
Financing costs resulting from the original debt issuance, as well as the amendments to the First Lien Credit Agreement, were deferred when incurred and are being amortized over the expected remaining term of the loans using the effective interest method. Amortization of deferred financing costs during the year ended December 31, 2012 was $740 compared to $1,369 for the year ended December 31, 2011. As a result of the voluntary prepayment of $34,582 on the First Lien Credit Facility (using the proceeds from the April 2011 public offering of Common Stock), an amount of $407 was accelerated, representing the pro rata portion of financing costs, and recognized as “Amortization of debt issuance costs” during the year ended December 31, 2011. As a result of entering into the Third Amendment, the Company paid an amendment fee to the consenting lenders of $106. This amendment fee was deferred and will be amortized over the expected remaining term of the loan, using the effective interest method. The Company also paid an arrangement fee of $47 to Deutsche Bank Securities, Inc., as the agent in this transaction. The arrangement fee was expensed during the three months ended June 30, 2012.
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
In August 2012, the Company entered into a financing arrangement in the ordinary course of business, to purchase D&O insurance in the total amount of $788 of which $591 was financed, to be repaid over a term of 9 months.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

The following table summarizes the interest expense incurred on long-term debt:

	Year Ended December 31,
	2012	2011	2010
First Lien Credit Facility	$4,863	$6,100	$5,578
Tranche B, inclusive of $0, $0 and $768 , respectively related to debt discount	—	—	3,452
Tranche C	—	—	1,829
PIK Loan	—	—	8,099
Interest Rate Swap (see below)	1,515	4,570	5,804
Other financing arrangements	32	8	—
Total interest expense on long-term debt	$6,410	$10,678	$24,762

10. Derivative Financial Instrument
Interest Rate Swap Transaction

December 31,
2011
Interest rate swap liability	1,455
Less: current portion as recorded within "Accrued expenses and other current liabilities" (See Note 7)	(1,455)
Total long-term liability as recorded within "Other long-term liabilities"	—
The Company’s interest rate swap agreement matured on June 30, 2012. The Company recognized a gain on the interest rate swap of $1,455 for the year ended December 31, 2012 which is included in “Other expense (income), net” on the Consolidated Statement of Operations.
In prior periods, the fair value of the interest rate swap was measured each reporting period and included a credit valuation adjustment that reflected consideration of the Company’s credit risk, since the interest rate swap was in a liability position. The Company recorded $6 and $23 in credit valuation adjustments during the year ended December 31, 2012 and 2011, respectively.
The effects of derivative instruments on the consolidated statements of operations were as follows for the periods presented (amounts presented exclude income tax effects):

	Year Ended December 31,
	2012	2011	2010
Other expense (income), net	$(1,455)	$(4,193)	$(2,778)

11. Common Stock

As of December 31, 2012, the Company had 300,000,000 shares of common stock, par value $0.001 per share ("Common Stock") authorized, with 55,486,651 shares of Common Stock issued and outstanding. The number of authorized shares of Common Stock may be increased or decreased (but not below the number of shares then outstanding) by the affirmative vote of holders representing at least 75% in interest of the issued and outstanding shares of Common Stock.

On August 5, 2010, the SEC declared effective the Company's registration statement on Form S-1, as amended (File No. 333-165991) (the “Registration Statement”), in connection with its initial public offering of 11,000,000 shares of Common Stock, at a public offering price of $13.00 per share. The offering closed on August 11, 2010. Upon consummation of the Company's initial public offering, all previously outstanding shares of the Company's Series A Preferred Stock converted to 35,101,716 shares of Common Stock. On September 9, 2010, the Company closed the sale of an additional 980,000 shares of common stock at the

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

initial public offering price of $13.00 per share pursuant to the underwriters' exercise of their over-allotment option in connection with the Company's initial public offering that closed on August 11, 2010.

On December 6, 2010, the SEC declared effective the Company's registration statement on Form S-1, as amended (File No.333-170694), in connection with its follow-on public offering of an additional 2,000,000 shares of Common Stock at a public offering price of $20.00 per share.

On April 6, 2011, the SEC declared effective the Company's registration statement on Form S-1, as amended (File No.333-173107), in connection with the Company's follow-on public offering of 1,250,000 shares of Common Stock at a public offering price of $25.50 per share, with an overallotment option of an additional 187,500 shares. The follow-on offering closed on April 12, 2011, pursuant to which a total of 1,437,500 shares were issued, inclusive of the exercise of the overallotment option by the underwriters of 187,500 shares.

The Company used substantially all of the net proceeds of its initial public offering, including the sale of the underwriters' over-allotment shares, and the April 2011 follow-on offerings to repay a significant amount of its outstanding indebtedness (see Note 9).

Moreover, entities affiliated with TA Associates, L.P. and Rho Capital Partners, Inc. hold approximately 17,266,846 shares of the Company's common stock and have the right to require the Company to register these shares under the Securities Act of 1933, as amended, pursuant to a registration rights agreement.

12. Employee Stock Plans
Total stock-based compensation expense related to all of the Company’s stock awards was included in various operating expense categories for the periods included below, as follows:

	Year Ended December 31,
	2012	2011	2010
Cost of revenue	$445	$310	$105
Product development	1,440	1,329	755
Sales and marketing	1,080	2,353	1,638
General and administrative	3,596	4,716	1,717
Total	$6,561	$8,708	$4,215
2007 Restricted Preferred Stock Plan
The maximum number of restricted Series A Preferred shares authorized and issued under the 2007 Restricted Preferred Stock Plan was 2,033,320, all of which were granted on June 15, 2007, in conjunction with the Merger. At the closing of the initial public offering, all outstanding shares of Series A Preferred Stock converted into shares of Common Stock, including unvested restricted Series A Preferred shares. At December 31, 2012, there were no shares of Series A Preferred Stock issued or outstanding.

2007 Stock Option and Grant Plan
The maximum number of shares of Common Stock initially reserved and available for issuance under the 2007 Stock Option and Grant Plan was 4,000,000 shares. Under the 2007 Stock Option and Grant Plan, the maximum number of shares increased by one share automatically for every share of restricted Series A Preferred issued under the 2007 Restricted Preferred Stock Plan that failed to vest and was cancelled. On March 8, 2010, an additional 4,000,000 shares of Common Stock were authorized for issuance under the 2007 Stock Option and Grant Plan, increasing the number of shares of Common Stock authorized for issuance to 8,000,000. Effective upon the adoption of the Company's 2010 Equity Incentive Plan, the Company's board of directors determined not to grant any further awards under the 2007 Stock Option and Grant Plan and the shares of Common Stock that remained available for future awards under the 2007 Stock Option and Grant Plan have been reserved for issuance under the 2010 Equity Incentive Plan.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

2010 Equity Incentive Plan

The 2010 Equity Incentive Plan was adopted by the Company's board of directors in March 2010 and approved by its stockholders in July 2010. The 2010 Equity Incentive Plan permits the Company to make grants of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, cash-based awards, performance shares and dividend equivalent rights to its executives, employees, non-employee directors and consultants. The number of shares of Common Stock reserved and available for issuance under the 2010 Equity Incentive Plan is 7,814,330 which is the sum of 3,314,330 shares of stock reserved under the plan on the effective date and 4,500,000 additional shares approved in July 2012. Generally, shares that are forfeited or canceled from awards under the 2010 Equity Incentive Plan, the 2007 Stock Option and Grant Plan and the 2007 Restricted Preferred Stock Plan also will be available for future awards under the 2010 Equity Incentive Plan. In May 2012 the Company's board of directors adopted a UK sub plan to the 2010 Equity Incentive Plan, which was subsequently approved by the HM Revenue and Customs in November 2012. The UK sub plan provides for the issuance to UK residents of options to acquire shares of the Company's common stock.

On July 27, 2012, the Company filed a registration statement on Form S-8, (File No.333-182912), for an additional 4,500,000 shares of Common Stock issuable pursuant to the Company's 2010 Equity Incentive Plan.

The following table summarizes the weighted average values of the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the period presented:

	Year Ended December 31,
	2012	2011	2010
Expected volatility	59.1%	57.7%	61.7%
Expected life of option	6.09 years	6.06 years	6.17 years
Risk free interest rate	0.9%	1.6%	2.4%
Expected dividend yield	0.0%	0.0%	0.0%
The following table summarizes stock option activity for the year ended December 31, 2012:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	4,817,748	$10.15
Granted	2,178,854	4.90
Exercised	(341,764)	1.71
Forfeited	(1,113,708)	19.14
Outstanding at December 31, 2012	5,541,130	6.80

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

The following table contains additional information with respect to options outstanding and exercisable at December 31, 2012:

	Options Outstanding		Options Exercisable
	Number of Options Outstanding	Remaining Weighted Average Life	Number Exercisable	Remaining Weighted Average Life
Exercise Prices:
$1.59	325,205	5.02	324,937	5.02
$3.29	116,259	6.13	85,269	6.11
$4.34	1,383,354	9.58	—	0
$4.36	10,000	9.52	—	0
$4.38	40,000	9.60	—	0
$4.49	71,000	9.43	—	0
$4.73	118,500	9.37	10,053	9.37
$5.14	110,946	8.86	32,000	8.86
$5.37	8,000	9.68	—	0
$5.53	60,000	9.85	—	0
$6.05	1,300,000	8.96	325,000	8.96
$6.63	5,000	9.75	—	0
$6.64	41,000	9.92	—	0
$6.65	300,000	9.71	—	0
$6.76	595,661	7.15	517,286	7.15
$7.25	90,000	9.09	—	0
$7.66	393,938	8.61	140,251	8.61
$13.00	244,196	7.59	131,878	7.59
$19.59	78,000	7.84	40,877	7.84
$21.74	75,357	8.36	34,597	8.36
$25.89	174,714	8.15	82,962	8.15
	5,541,130		1,725,110
At December 31, 2012 the aggregate intrinsic value of stock options outstanding and exercisable was $5,050 and $1,820, respectively. At December 31, 2011, the aggregate intrinsic value of stock options outstanding and exercisable was $3,866 and $3,000, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the share price of such awards as of each respective period-end date.
The following table summarizes non-vested stock option activity for the year ended December 31, 2012:

	Shares	Weighted Average Grant Date Fair Value
Non-vested options outstanding at December 31, 2011	3,710,813	$6.88
Granted	2,178,854	2.68
Vested	(1,160,360)	5.14
Forfeited	(913,287)	11.38
Non-vested options outstanding at December 31, 2012	3,816,020	$3.60

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

The following table provides additional information pertaining to the Company's stock options:

	Years Ending December 31,
	2012	2011	2010
Weighted average grant date fair value for options granted during the period	$2.68	$7.03	$7.12
Total fair value of options vested	$5,968	$4,752	$1,176
The intrinsic value of options exercised for the years ended December 31, 2012 and 2011, was $1,541 and $8,488, respectively.
At December 31, 2012 and 2011, there was $12,444 and $22,384, respectively, of total unrecognized compensation cost related to non-vested stock options, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 3.41 and 3.60 years, respectively. Stock-based compensation expense for the Company's stock options under the 2007 Stock Option and Grant Plan and 2010 Equity Incentive Plan, during the years ended December 31, 2012, 2011 and 2010 was $3,925, $6,074, and $2,626, respectively.
Restricted Stock Awards (“RSAs”)
Information concerning RSA’s outstanding under the 2010 Equity Incentive Plan is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at December 31, 2011	72,985	$11.52
Granted	664,318	4.24
Vested and exchanged for Common Stock	(111,503)	8.44
Non-vested shares at December 31, 2012	625,800	$4.35
For the year ended December 31, 2012, 2011 and 2010, the weighted-average grant date fair value for RSAs was $4.24, $17.81 and $0, respectively. The fair value of RSAs vested was $941, $1,515 and $1,422, respectively, during the same periods.
The aggregate intrinsic value of RSAs outstanding at December 31, 2012 and 2011 was $3,861 and $455, respectively. The intrinsic value for RSAs is calculated based on the market price of the Company’s stock as of each period-end date.
At December 31, 2012 and 2011, there was $1,948 and $596, respectively, of total unrecognized compensation cost related to non-vested RSAs, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.51 and 0.98 years, respectively. Stock-based compensation expense for the Company’s RSAs granted under the 2007 Stock Option and Grant Plan and 2010 Equity Incentive Plan during the years ended December 31, 2012, 2011 and 2010 was $1,460, $1,376 and $1,324, respectively.
On February 1, 2012, the Company granted 500,000 restricted shares of Common Stock to its new CEO, Ronald W. Hovsepian, pursuant to his employment agreement. Vesting of this award is based upon the achievement of specified stock performance and service thresholds. The Company performed a Monte-Carlo simulation to calculate the award’s fair value of $2,121 and derived service period of 3.8 years. The assumptions used to perform the Monte-Carlo simulation were consistent with those utilized in the Company’s Black-Scholes valuations for stock options, specifically: expected volatility of 60.32%, risk-free interest rate of return of 0.72% and a dividend yield of 0.0%. During the year ended December 31, 2012, the Company incurred $683 of stock-based compensation expense related to this award.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

Restricted Stock Units (“RSUs”)
The following table summarizes RSU activity for the year ended December 31, 2012:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at December 31, 2011	222,774	$16.42
Granted	359,750	4.70
Vested and issued	(64,967)	17.32
Forfeited	(71,101)	13.35
Non-vested shares at December 31, 2012	446,456	$7.34
For the years ended December 31, 2012, 2011 and 2010, the weighted-average grant date fair value for RSUs was $4.70, $14.72 and $20.03, respectively. The fair value of RSUs vested was $1,125, $644, and $0, respectively, during the same periods.
The aggregate intrinsic value of RSUs outstanding at December 31, 2012 and 2011 was $2,755 and $1,390, respectively. The intrinsic value for RSUs is calculated based on the market price of the Company's stock as of each period-end date.
At December 31, 2012 and 2011, there was $2,330 and $3,126, respectively, of total unrecognized compensation cost related to non-vested RSUs, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 3.70 and 3.70 years, respectively. Stock-based compensation expense for the Company’s RSUs granted under the 2010 Equity Incentive Plan, during the years ended December 31, 2012, 2011 and 2010 was $952, $903 and $90, respectively.
Modification of Awards
During the year ended December 31, 2012, pursuant to separation agreements for three executives, the Company extended the vesting terms for certain outstanding equity awards beyond the individuals’ separation dates, resulting in modification of the awards for accounting purposes. As a result of the extended vesting terms and remeasurement of the modified awards, the Company recorded an additional $755 in stock-based compensation costs. In addition, the Company reversed $1,358 of compensation costs expensed in prior periods related to the forfeiture of unvested options by two of the three individuals previously referenced.
During the year ended December 31, 2011, pursuant to a separation agreement for one individual, the Company extended the vesting terms for certain outstanding equity awards beyond the individual’s separation date, resulting in a modification of the awards for accounting purposes. As a result of the extended vesting term and remeasurement of the modified award, the Company recorded an additional $611 in stock-based compensation costs.
2010 Employee Stock Purchase Plan (“ESPP”)
The 2010 Employee Stock Purchase Plan (the “2010 ESPP”) was adopted by the Company's board of directors and approved by its stockholders in July 2010. The Company's 2010 ESPP authorizes the issuance of up to a total of 400,000 shares of its Common Stock to participating employees. The Company will make one or more offerings each year to its employees to purchase stock under the 2010 ESPP, usually beginning on the first business day occurring on or after each January 1, April 1, July 1 and October 1 (the “offering date”) and will end on the last business day occurring on or before the following March 31, June 30, September 30 and December 31, respectively (the “exercise date”).

The 2010 ESPP permits a participating employee to make contributions to purchase shares of Common Stock by having withheld from his or her salary a minimum of 10 dollars ($10) per pay period, up to a maximum of 10% of the employees' salary per pay period. Under the 2010 ESPP, eligible employees of the Company may elect to participate up to 15 business days prior to the offering date. On the exercise date, a participating employee's contributions will be used to purchase up to 5,000 shares of Common Stock for the participating employee. In addition to the 5,000 share purchase limit, the cost of shares purchased under the plan by a participating employee cannot exceed $25,000 in any plan year. The purchase price for each share will be 85% of the fair market value, as defined in the 2010 ESPP, of the Common Stock on either the offering date or the exercise date, whichever is less.

During the three months ended March 31, 2012, 54,888 shares were issued under the 2010 ESPP Plan, at a price of 4.50 per share, which represented 85% of the market price of the Common Stock on March 30, 2012, the exercise date, which was lower than the market price of the Common Stock on January 3, 2012 the offering date. During the three months ended March 31, 2011, 24,753

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

shares were issued under the 2010 ESPP Plan, at a price of $16.73 per share, which represented 85% of the market price of the Common Stock on January 3, 2011, the offering date, which was lower than the market price of the Common Stock on March 31, 2011, the exercise date.

During the three months ended June 30, 2012, 53,640 shares were issued under the 2010 ESPP Plan, at a price of $3.72 per share, which represented 85% of the market price of the Common Stock on June 29, 2012, the exercise date, which was lower than the market price of the Common Stock on April 2, 2012, the offering date. During the three months ended June 30, 2011, 26,248 shares were issued under the 2010 ESPP Plan, at a price of $14.69 per share, which represented 85% of the market price of the Common Stock on June 30, 2011, the exercise date, which was lower than the market price of the Common Stock on April 1, 2011, the offering date.

During the three months ended September 30, 2012, 46,355 shares were issued under the 2010 ESPP Plan, at a price of $3.85 per share, which represented 85% of the market price of the Common Stock on July 2, 2012, the offering date, which was lower than the market price of the Common Stock on September 28, 2012, the exercise date. During the three months ended September 30, 2011, 40,888 shares were issued under the 2010 ESPP Plan, at a price of $6.38 per share, which represented 85% of the market price of the Common Stock on September 30, 2011, the exercise date, which was lower than the market price of the Common Stock on July 1, 2011, the offering date.

During the three months ended December 31, 2012, 32,534 shares were issued under the 2010 ESPP Plan, at a price of $5.24 per share, which represented 85% of the market price of the Common Stock on December 31, 2012, the exercise date, which was lower than the market price of the Common Stock on October 1, 2012, the offering date. During the three months ended December 31, 2011, 35,987 shares were issued under the 2010 ESPP Plan, at a price of $5.89 per share, which represented 85% of the market price of the Common Stock on December 30, 2011, the exercise date, which was lower than the market price of the Common Stock on October 3, 2011, the offering date.

During the years ended December 31, 2012 and 2011, the weighted average grant-date fair value of ESPP rights arising from elections made by ESPP participants was $1.34 and $3.82, respectively. The fair value of ESPP rights that vested during the years ended December 31, 2012 and 2011, was $224 and $355, respectively.

The fair value for the employee stock purchase plan rights (“ESPP rights”) was estimated using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2012	2011	2010
Expected volatility	44.8%	49.7%	43.1%
Expected life	0.24 years	0.24 years	0.25 years
Risk free interest rate	0.1%	0.1%	0.2%
Expected dividend yield	0.0%	0.0%	0.0%
At December 31, 2012 and 2011, there were no outstanding ESPP rights, due to the exercise date of the offering period being the same date as the end of the fiscal quarter. Therefore, the aggregate intrinsic value of ESPP outstanding at December 31, 2012 and 2011, was $0. Additionally, as of December 31, 2012, there was no unrecognized compensation cost related to non-vested ESPP rights, as all of the ESPP rights were vested at December 31, 2012. Stock-based compensation expense related to the Company's 2010 ESPP for the years ended December 31, 2012, 2011, and 2010 was $224, $355 and $175 respectively.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

13. Net (Loss) Income per Share
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net (loss)income per common share:

	Year Ended December 31,
	2012	2011	2010
Numerator:
Net (loss)	$(17,380)	$(1,243)	$(12,436)
Denominator:
Basic shares:
Weighted-average common shares outstanding	54,352,536	53,381,655	21,310,284
Diluted shares:
Weighted-average shares used to compute basic net (loss) income per share	54,352,536	53,381,655	21,310,284
Effect of potentially dilutive securities:
Options to purchase Common Stock	—	—	—
Unvested shares of restricted stock awards	—	—	—
Unvested shares of restricted stock units	—	—	—
Weighted-average shares used to compute diluted net income (loss) per share	54,352,536	53,381,655	21,310,284
Net (loss) per share:
Basic	(0.32)	(0.02)	(0.58)
Diluted	(0.32)	(0.02)	(0.58)
The following outstanding options, unvested shares of restricted stock awards and unvested shares of restricted stock units were excluded from the computation of diluted net (loss) per share for the periods presented as their effect would have been antidilutive:

	Year Ended December 31,
	2012	2011	2010
Options to purchase Common Stock	5,541,130	4,817,748	2,779,471
Unvested shares of restricted stock awards	625,800	72,985	568,451
Unvested shares of restricted stock units	446,456	222,774	—

14. Segment and Geographic Information

As defined by ASC 280, Segment Reporting, an operating segment is a component of a company (i) that engages in business activities from which it earns revenue and incurs expenses, (ii) whose operating results are regularly reviewed by the Chief Operating Decision Maker to assess the performance of the segment and to make decisions about the allocation of resources to the segment and, (iii) for which discrete financial information is available.

The Company operates in one reportable segment.

However, the Company monitors certain revenue metrics and trends by principal markets, as defined below:

•
Enterprise comprises customers spanning a variety of industries, including financial services, pharmaceutical, biotechnology, consumer, energy, industrial, legal, insurance, real estate and technology, who use the Company's services for a wide range of corporate purposes, primarily under subscription arrangements.

•
Mergers & Acquisitions (M&A) comprises customers, across the same variety of industries described above, who use Intralinks exchanges for project-based transactions, such as mergers, acquisitions and dispositions. These customers are referred to the Company typically by financial or legal advisors involved in the respective transactions. This principal market is generally characterized by the use of the Intralinks Platform under transaction arrangements.

•
Debt Capital Markets (DCM) primarily comprises customers within the financial services industry who use Intralinks exchanges for loan syndication and administration, and is generally characterized by the use of the Intralinks Platform under subscription arrangements.

The following table sets forth the Company's revenue by principal market for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Enterprise	$94,616	$94,588	$82,767
M&A	91,606	83,763	68,604
DCM	30,445	34,539	32,961
Other revenue	—	614	—
Total revenue	$216,667	$213,504	$184,332

Revenue is generated within and outside of the U.S. The following table summarizes revenue by geographic location for the years ended December 31, 2012, 2011 and 2010.

	Years Ended December 31,
	2012	2011	2010
North America	$137,080	$134,964	$126,575
Latin America	12,160	11,945	8,414
Asia Pacific	13,967	11,379	8,721
Europe, Middle East and Africa	53,460	55,216	40,622
TOTAL	$216,667	$213,504	$184,332

Concentration of Credit Risk and Significant Customers

The Company operates globally with approximately 61% of total revenues derived from customers located in the United States and the remaining 39% derived from customers located in various international locations. Revenue derived from customers located in the United Kingdom during the years ended December 31, 2012, 2011 and 2010 was $25,434, $27,750 and $19,181, or 12%, 13% and 10% of total revenue, respectively. No other individual foreign country accounted for more than 10% of the Company's revenue during these periods and no individual foreign country accounted for more than 10% of the Company's accounts receivable at December 31, 2012, 2011 and 2010.

No individual customer accounted for more than 10% of the Company's revenue in the years ended December 31, 2012, 2011 and 2010.

No individual customer accounted for more than 10% of the Company's accounts receivable at December 31, 2012, 2011 and 2010.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)

15. Related Party Transactions
Affiliates of one of our largest shareholders, TA Associates Management, L.P., are also our customers. These affiliates of TA Associates Management, L.P. made payments to us in connection with our services using the Intralinks platform. Revenue generated from TA Associates Management, L.P. and its affiliates for the year ended December 31, 2012 totaled approximately $197. At December 31, 2012, amounts due from TA Holdings and its affiliates totaled approximately $2.
On April 27, 2011, the Company’s board of directors elected J. Chris Scalet as a Class I director of the Company. Mr. Scalet served as Executive Vice President, Global Services and Chief Information Officer of Merck & Co., Inc. (“Merck”), a global research-driven pharmaceutical company, until his retirement on July 2, 2012. Affiliates of Merck are customers of the Company in the ordinary course of business. Revenue generated from Merck and its affiliates for the year ended December 31, 2012 and 2011 totaled approximately $2,874 and $1,605, respectively. At December 31, 2012 and 2011, amounts due from Merck and its affiliates totaled approximately $2 and $203, respectively.

16. Commitments and Contingencies
Operating Leases

The Company has entered into operating lease agreements for office space. Rent is amortized on a straight-line basis over the applicable lease terms. Deferred rent at December 31, 2012 was $3,217.

The approximate aggregate future minimum lease obligations under non-cancelable operating leases for the five years after December 31, 2012 and thereafter are set forth below:

Years Ended December 31,	Amount
2013	$4,657
2014	3,677
2015	3,574
2016	2,562
2017	2,510
Thereafter	8,810
Total	$25,790
Total facilities expenses charged to operations for the years ending December 31, 2012, 2011 and 2010 was $6,318, $5,429 and $3,688, respectively.

The Company's principal executive office occupies approximately 66,832 square feet in New York, New York. In December 2009, the Company executed a 10-year lease directly with the landlord for its corporate headquarters in New York, New York, which occupies approximately 43,304 square feet. The new lease began in August 2011 for 10 years and provided for approximately 12 months of initial free rent and an allowance from the landlord to be used for office improvements and certain other payments of approximately $1.9 million. As of December 31, 2012, the Company has received $1.1 million of reimbursed landlord leasehold improvements.

In June 2011, the Company executed a new lease to expand its corporate headquarters in New York, New York for additional office space occupying approximately 23,528 square feet, which expires in December 2013. In addition, we have a facility in Charlestown, Massachusetts that occupies 36,557 square feet under a lease that expires on December 31, 2015. The present value of the future minimum lease payments of these operating leases is included in the table above.

Strategic Alliance Arrangements

The Company is obliged to make minimum payments of $2.3 million over three years related to strategic alliance arrangements.

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
Securities Class Action.  On December 5, 2011, the Company became aware of a purported class action lawsuit filed in the U.S. District Court for the Southern District of New York (the “SDNY” or the “Court”) against the Company and certain of its current and former executive officers. The complaint (the “Wallace Complaint”) alleges that the defendants made false and misleading statements or omissions in violation of the Securities Exchange Act of 1934. The plaintiff seeks unspecified compensatory damages for the purported class of purchasers of our common stock during the period from February 17, 2011 through November 10, 2011 (the “Allegation Period”). On December 27, 2011, a second purported class action complaint, which makes substantially the same claims as, and is related to, the Wallace Complaint, was filed in the SDNY against us and certain of our current and former executive officers seeking similar unspecified compensatory damages for the Allegation Period. On April 3, 2012, the Court consolidated the actions and appointed Plumbers and Pipefitters National Pension Fund as lead plaintiff, and also appointed lead counsel in the consolidated action (“Consolidated Class Action”). On June 15, 2012, the lead plaintiff filed an amended complaint that, in addition to the original allegations made in the Wallace Complaint, alleges that the Company, certain of its current and former officers and directors, and the underwriters in the Company's April 6, 2011 stock offering issued a registration statement and prospectus in connection with the offering that contained untrue statements of material fact or omitted material information required to be stated therein in violation of the Securities Act of 1933. The defendants filed their motions to dismiss the action on July 31, 2012 and, in response to the lead plaintiff opposition to the defendants' motions filed on September 17, 2012, the defendants filed their replies to plaintiff's opposition on October 10, 2012. Defendants' motions to dismiss have been fully briefed and are currently pending before the Court. The Company believes that these claims are without merit and intend to defend these lawsuits vigorously.

Shareholder Derivative Actions.  On December 28, 2011, a shareholder derivative complaint was filed in the SDNY against us and certain of our current and former directors. The complaint (the “Dixon Action”) alleges that the defendants breached their fiduciary duties by causing the Company to issue materially false and misleading statements about the Company's business prospects, financial condition and performance during the same Allegation Period alleged in the Wallace Complaint. On April 16, 2012, the Court approved the parties' stipulation agreeing to stay all proceedings in the Dixon Action, including discovery, until the Court renders a decision on the defendants' anticipated motion to dismiss the Consolidated Class Action.  On April 16, 2012, a second shareholder derivative complaint (the “Horbal Action”) was filed in the Supreme Court of the State of New York in New York County against the Company and certain of our current and former directors and officers. The Horbal Action makes substantially the same claims as, and is related to, the Dixon Action. On April 24, 2012, one of the director defendants removed the Horbal Action to the SDNY, and on May 7, 2012, it was assigned to the same judge as in the Dixon Action. On May 22, 2012, the plaintiff in the Horbal Action moved to remand the case to state court. On June 8, 2012, defendant filed an opposition to remand, and the plaintiff filed a reply on June 15, 2012. Plaintiff's motion to remand has been fully briefed and is pending before the Court. The Company believes the claims in these derivative actions are without merit and intend to defend these lawsuits vigorously.
SEC Investigation.  On August 4, 2011, the Company received a subpoena from the United States Securities and Exchange Commission (the “SEC”) requesting certain documents related to its business from January 1, 2011 through August 4, 2011. The Company has produced a number of documents to the SEC and continues to cooperate with the SEC.

INTRALINKS HOLDINGS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

	Balance at Beginning of Period	Additions Charged to Expenses/Against Revenue	Deductions	Balance at End of Period

Year ended December 31, 2012
Deducted from Accounts Receivable:
Allowance for doubtful accounts	$724	$1,713	$(936)	$1,501
Credit reserve	1,425	6,348	(6,348)	1,425
Total	$2,149	$8,061	$(7,284)	$2,926

Year ended December 31, 2011
Deducted from Accounts Receivable:
Allowance for doubtful accounts	$581	$1,344	$(1,201)	$724
Credit reserve	1,837	3,933	(4,345)	1,425
Total	$2,418	$5,277	$(5,546)	$2,149

Year ended December 31, 2010
Deducted from Accounts Receivable:
Allowance for doubtful accounts	$611	$530	$(560)	$581
Credit reserve	1,859	7,164	(7,186)	1,837
Total	$2,470	$7,694	$(7,746)	$2,418

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
Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. Management believes that the consolidated financial statements included in this Annual Report on Form 10-K are fairly presented in all material respects in accordance with GAAP, and our principal executive officer and principal financial officer have certified that they fairly present in all material respects our financial condition, results of operations and cash flows for each of the periods presented in this report.
Report of Management on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over our financial reporting.
Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

At December 31, 2011, management identified a material weakness in internal control over financial reporting related to the review of the calculation of our maximum annual capital expenditures allowed under a related covenant set forth in our First Lien Credit Facility. Specifically, we failed to calculate accurately the annual maximum capital expenditure limit for the year ended December 31, 2011 under a financial covenant set forth in our First Lien Credit Facility and did not design effective controls to ensure an adequate review of the schedule used for this calculation. Although the error in the calculation in this instance did not result in any non-compliance under the First Lien Credit Facility, our failure to prevent or timely detect an error of this nature in the future could create the potential for an inadvertent breach of this financial covenant that, if not waived by the lenders, could result in a default under the loan facility causing all outstanding indebtedness thereunder to become immediately due which, in turn, would require the long-term indebtedness reflected in our consolidated financial statements to be reclassified as a current liability. As a result, notwithstanding that this control deficiency had no effect on our consolidated financial statements, management determined that it is reasonably possible that it could result in our failure to prevent or timely detect a material misstatement of our consolidated financial statements.

Accordingly, management determined that this control deficiency constitutes a material weakness in internal control over financial reporting as of December 31, 2011. Because of the material weakness, management concluded that our internal control over financial reporting as of December 31, 2011 was not effective based on the criteria issued by the COSO.

During 2012, we completed the following steps to remediate the underlying causes of the material weakness:

•	identified and implemented improved processes surrounding the calculations that track compliance with the financial covenants contained in the First Lien Credit Facility;

•	instituted an additional level of review and analysis of covenant compliance calculations and enhanced ongoing monitoring and forecasting of such compliance; and

•	engaged in a thorough review of all covenants under First Lien Credit Facility and provided additional tools for key personnel to track covenant compliance requirements.

Based upon these steps taken and our testing and evaluation of the effectiveness of our internal controls, we have concluded the material weakness related to controls over the period-end financial reporting process no longer existed as of December 31, 2012.

As described above, there were changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B: OTHER INFORMATION
None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to regulation 14A, which proxy statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2012.
ITEM 11. EXECUTIVE COMPENSATION
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to regulation 14A, which proxy statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to regulation 14A, which proxy statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to regulation 14A, which proxy statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2012.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required under this item is incorporated herein by reference to our definitive proxy statement pursuant to regulation 14A, which proxy statement is expected to be filed with Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2012.

ITEM 15: EXHIBITS
The following are filed as part of this Annual Report:

1.	Financial Statements
The financial statements filed as part of this Annual Report are listed on the index to financial statements found in Item 8.

2.	Financial Statement Schedules
The financial statement schedule entitled "Schedule II-Valuation and Qualifying Accounts" filed as part of this Annual Report is listed on the index to financial statements found in Item 8. All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

3.	Exhibits
The following exhibits are required by Item 601 of Regulation S-K.

Exhibit Number	Description
3.1
Fourth Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, as amended (File No. 333-165991)).

3.2	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1, as amended (File No. 333-165991)).
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, as amended (File No. 333-165991)).
4.2
Registration Rights Agreement by and among the investors and shareholders listed therein and the Company, dated as of June 15, 2007 (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, as amended (File No. 333-165991)).

4.3
Stockholders Agreement by and among the investors and shareholders listed therein and the Company, dated as of June 15, 2007, as amended (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1, as amended (File No. 333-165991)).

10.1
Sublease Agreement by and between Meredith Corporation and Intralinks, Inc., dated as of September 24, 2007 (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, as amended (File No. 333-165991)).

10.2
First Amendment to Sublease Agreement by and between Meredith Corporation and Intralinks, Inc., dated as of June 2009 (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, as amended (File No. 333-165991)).

10.3
Lease Agreement by and between Hiro Real Estate Co. and Intralinks, Inc., dated as of December 31, 2009 (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, as amended (File No. 333-165991)).

10.4
Lease Agreement by and between Schrafft Center LLC and Intralinks, Inc., dated July 15, 2008 (Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended 2010 filed on March 22, 2011).

10.5
First Amendment to the Lease Agreement by and between Schrafft Center LLC and Intralinks, Inc., dated December 21, 2010 (Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended 2010 filed on March 22, 2011).

10.6
Sublease Agreement among Hiro Real Estate Co., True North Communications, Inc., Pfizer, Inc., World Color Corp. and Intralinks, Inc., dated as of July 22, 2011 (Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended 2011 filed on March 21, 2012).

10.7+
2007 Stock Option and Grant Plan, First Amendment to 2007 Stock Option and Grant Plan, Form of Incentive Stock Option Agreement, Form of Non-Qualified Stock Option Agreement and Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, as amended (File No. 333-165991)).

10.8+
2007 Restricted Preferred Stock Plan and Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, as amended (File No. 333-165991)).

10.9+	2010 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, as amended (File No. 333-165991)).
10.10+	2010 Equity Incentive Plan and forms of award agreements (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, as amended (File No. 333-170694)).

10.11+	Senior Executive Incentive Bonus Plan (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, as amended (File No. 333-165991)).
10.12+	Intralinks, Inc. Senior Executive Severance Plan (Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, as amended (File No. 333-165991)).
10.13+	Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed on May 16, 2011).
10.14
First Lien Credit Agreement by and among Intralinks, Inc., the Company, the lenders listed therein, Deutsche Bank Securities Inc. and Credit Suisse Securities (USA) LLC, as joint lead arrangers and joint bookrunners, Deutsche Bank Trust Company Americas, as administrative agent and collateral agent for the lenders and as syndication agent, and ING Capital LLC, as documentation agent, dated as of June 15, 2007, including Amendment No. 1 to Credit Agreement, dated as of May 14, 2010, thereto, and Amendment No. 2 to Credit Agreement, dated as of November 24, 2010, thereto (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, as amended (File No. 333-170694)).

10.15+
Employment Agreement dated as of December 15, 2011 by and between the Company and Ronald W. Hovsepian (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 16, 2011).

10.16+	Employment Agreement by and between Intralinks, Inc. and Derek Irwin (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 5, 2005).
10.17+
Employment Agreement dated as of January 27, 2012 by and between Intralinks Holdings, Inc. and Scott Semel (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 1, 2012).

10.18+
Separation and General Release Agreement dated as of February 1, 2012 by and between the Company and J. Andrew Damico (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 1, 2012).

10.19+
Employment Agreement by and between Intralinks Inc. and Anthony Plesner, dated as of March 18, 2005 (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, as amended (File No. 333-165991)).

10.20+
Separation and Independent Contractor Services Agreement dated as of August 30, 2012 by and between Intralinks Holdings, Inc. and Anthony Plesner (Incorporated by reference to the Company's Current Report on Form 8-K filed on September 4, 2012).

10.21+
Separation and Independent Contractor Services Agreement dated as of January 27, 2012 by and between Intralinks Holdings, Inc. and David Curran (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 1, 2012).

10.22+	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1, as amended (File No. 333-165991)).
21.1*	List of Subsidiaries of the Company.
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Label Linkbase Document
101.PRE**	XBRL Taxonomy Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Definitions Linkbase Document

* Filed herewith.

+	Indicates a management contract or compensation plan, contract or arrangement.
** Attached as Exhibits 101 to this report are the following financial statements from our Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Comprehensive (Loss) Income, (iv) the Consolidated Statement of Cash Flows and (v) related notes to these financial statements.

The XBRL related information in Exhibits 101 to this Annual Report on Form 10-K shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on March 11, 2013 by the undersigned, thereunto duly authorized.

INTRALINKS HOLDINGS, INC.
By: /s/ Ronald W. Hovsepian Ronald W. Hovsepian President and Chief Executive Officer
Date: March 11, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date
/s/ Ronald W. Hovsepian Ronald W. Hovsepian	Director, President and Chief Executive Officer (principal executive officer)	March 11, 2013
/s/ Derek Irwin Derek Irwin	Chief Financial Officer (principal financial and accounting officer)	March 11, 2013
/s/ Patrick J. Wack, Jr. Patrick J. Wack, Jr.	Chairman of the Board of Directors	March 11, 2013
/s/ Brian J. Conway Brian J. Conway	Director	March 11, 2013
/s/ Peter Gyenes Peter Gyenes	Director	March 11, 2013
/s/ Thomas Hale Thomas Hale	Director	March 11, 2013
/s/ Habib Kairouz Habib Kairouz	Director	March 11, 2013
/s/ Robert C. McBride Robert C. McBride	Director	March 11, 2013
/s/ J. Chris Scalet J. Chris Scalet	Director	March 11, 2013