Form 10-Q
period 2013-03-31
IntraLinks Holdings, Inc.
filed 2013-05-10
CIK 1488075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from             to
Commission File Number 001-34832

INTRALINKS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8915510
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

150 East 42nd Street, 8th Floor New York, New York	10017
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2013
Common Stock, par value $0.001 per share	56,566,098

INTRALINKS HOLDINGS, INC
QUARTERLY REPORT ON FORM 10-Q
For the quarter ended March 31, 2013

CORPORATE INFORMATION AND FORWARD-LOOKING STATEMENTS
Our Corporate Information
Our business was incorporated in Delaware as “Intralinks, Inc.” in June 1996. In June 2007, we completed a merger, or the Merger, pursuant to which Intralinks, Inc. became a wholly-owned subsidiary of TA Indigo Holding Corporation, a newly-formed Delaware corporation owned by TA Associates, Inc., which is now part of TA Associates Management, L.P., and certain other stockholders of Intralinks, Inc., including Rho Capital Partners, Inc. and former and current officers and employees of Intralinks, Inc. The Merger was funded in part through term loans made under various credit facilities in an aggregate principal amount of $275.0 million. The Merger was accounted for under the purchase accounting method in accordance with accounting principles generally accepted in the United States of America, or GAAP. In 2010, we changed the name of TA Indigo Holding Corporation to “Intralinks Holdings, Inc.” Unless otherwise stated in this Quarterly Report on Form 10-Q (also referred to as this Quarterly Report or this Form 10-Q) or the context otherwise requires, references to “Intralinks,” “we,” “us,” “our,” the “Company” and similar references refer to Intralinks Holdings, Inc. and its subsidiaries.
Intralinks®, Intralinks Courier®, Intralinks DealspaceTM, Intralinks ConnectTM, Intralinks VIATM, and Share anywhere. Control everything.®, and other trademarks and service marks of Intralinks appearing in this Quarterly Report are the property of Intralinks, Inc. Other trademarks or service marks that may appear in this Quarterly Report are the property of their respective holders. Solely for convenience, the trademarks and trade names in this Quarterly Report are referred to without the ®, ™ and SM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.
Forward-Looking Statement Safe Harbor
Some of the statements in this Quarterly Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to our operations and are based on our current expectations, estimates and projections. Words such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “predict,” “potential,” “continue,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “goals,” “in our view” and similar expressions are used to identify these forward-looking statements. The forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about our internal control over financial reporting, our results of operations and financial condition and our plans, strategies and developments. Forward-looking statements are only predictions and, as such, are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events or our future financial performance that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Many of the reasons for these differences include changes that occur in our continually changing business environment and other important factors. These risks, uncertainties and other factors are more fully described in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q and in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission, or the SEC, on March 11, 2013. You are strongly encouraged to read those sections carefully as the occurrence of the events described therein and elsewhere in this report could materially harm our business. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these statements speak only as of the date they were made and, except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
INTRALINKS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and per Share Data)
(unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$40,793	$43,798
Accounts receivable, net of allowances of $3,173 and $2,927, respectively	38,598	37,667
Investments	33,934	31,549
Deferred taxes	8,281	7,469
Prepaid expenses and other current assets	9,753	8,992
Total current assets	131,359	129,475
Fixed assets, net	11,206	10,645
Capitalized software, net	28,097	26,295
Goodwill	215,478	215,478
Other intangibles, net	100,906	106,750
Other assets	740	1,111
Total assets	$487,786	$489,754
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,531	$4,451
Accrued expenses and other current liabilities	17,001	21,350
Deferred revenue	42,042	40,719
Total current liabilities	69,574	66,520
Long term debt	74,923	75,238
Deferred taxes	18,951	21,135
Other long term liabilities	4,676	4,809
Total liabilities	168,124	167,702
Commitments and contingencies (Note 14)
Stockholders' equity:
Undesignated Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2013 and December 31, 2012	—	—
Common Stock, $0.001 par value; 300,000,000 shares authorized; 55,560,081 and 55,486,651 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	56	55
Additional paid-in capital	421,844	419,618
Accumulated deficit	(101,991)	(97,436)
Accumulated other comprehensive loss	(247)	(185)
Total stockholders' equity	319,662	322,052
Total liabilities and stockholders' equity	$487,786	$489,754

The accompanying notes are an integral part of these consolidated financial statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and per Share Data)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue	$55,021	$50,785
Cost of revenue	15,566	15,505
Gross profit	39,455	35,280
Operating expenses:
Product development	4,678	4,440
Sales and marketing	24,914	24,392
General and administrative	14,138	12,165
Total operating expenses	43,730	40,997
Loss from operations	(4,275)	(5,717)
Interest expense	1,122	2,136
Amortization of debt issuance costs	112	191
Other expense (income), net	779	(1,238)
Net loss before income tax	(6,288)	(6,806)
Income tax benefit	(1,733)	(1,222)
Net loss	$(4,555)	$(5,584)
Net loss per common share
Basic	$(0.08)	$(0.10)
Diluted	$(0.08)	$(0.10)
Weighted average number of shares used in calculating net loss per share
Basic	54,913,773	54,191,872
Diluted	54,913,773	54,191,872

The accompanying notes are an integral part of these consolidated financial statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Net loss	(4,555)	(5,584)
Foreign currency translation adjustments, net of tax	(62)	53
Total other comprehensive (loss) income, net of tax	(62)	53
Comprehensive loss	$(4,617)	$(5,531)

The accompanying notes are an integral part of these consolidated financial statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Net loss	$(4,555)	$(5,584)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	4,831	4,279
Stock-based compensation expense	2,116	1,345
Amortization of intangible assets	5,844	7,157
Amortization of deferred costs	398	444
Provision for bad debts and customer credits	359	231
Loss on disposal of fixed assets	—	16
Change in deferred taxes	(2,953)	(3,947)
Gain on interest rate swap	—	(703)
Currency remeasurement gain	(171)	(37)
Changes in operating assets and liabilities:
Accounts receivable	(1,141)	(462)
Prepaid expenses and other current assets	(326)	(1,460)
Other assets	370	128
Accounts payable	6,079	(144)
Accrued expenses and other liabilities	(4,110)	1,581
Deferred revenue	1,190	(1,315)
Net cash provided by operating activities	7,931	1,529
Cash flows from investing activities:
Capital expenditures	(1,814)	(402)
Cash restricted for acquisition	(602)	—
Capitalized software development costs	(5,356)	(5,769)
Purchase of short-term investments	(10,116)	—
Maturity of short-term investments	7,500	13,500
Net cash (used in) provided by investing activities	(10,388)	7,329
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of common stock	112	254
Repayments of outstanding financing arrangements	(347)	(148)
Repayments of outstanding principal on long-term debt	(205)	(246)
Net cash used in financing activities	(440)	(140)
Effect of foreign exchange rate changes on cash and cash equivalents	(108)	154
Net (decrease) increase in cash and cash equivalents	(3,005)	8,872
Cash and cash equivalents at beginning of period	43,798	46,694
Cash and cash equivalents at end of period	$40,793	$55,566
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
The financial statements contained herein should be read in conjunction with the Company’s audited consolidated financial statements and related notes to audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented. The Company’s historical results are not necessarily indicative of future operating results, and the results for the three months ended March 31, 2013 are not necessarily indicative of results to be expected for the full year or for any other period.
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
Additionally, certain contracts contain provisions for set-up and implementation services relating to the customer's use of the Intralinks platform. The Company believes that these set-up and implementation services provide value to the customer over the entire period that the exchange is active, including renewal periods, and therefore the revenue related to these set-up types of services are recognized over the longer of the contract term or the estimated relationship life. The Company will continue to evaluate from time to time the length of the amortization period of the revenue related to set up and implementation fees to determine if a change in estimate is warranted in future periods.
During the three months ended March 31, 2013 there were no material changes to the Company's significant accounting policies from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
Recently Adopted Accounting Pronouncement
In February 2013, the FASB issued new accounting guidelines that requires disclosure of amounts reclassified from accumulated other comprehensive income to net income. The adoption of this accounting guidance effective January 1, 2013 had no material impact on the Company's consolidated financial statements.
3. Investments and Fair Value Measurements
The Company has classified its short-term investments in commercial paper and corporate bonds as held-to-maturity and as such, has recorded them at amortized cost. Interest earned on these debt securities is recorded to “Other expense (income), net” within the Consolidated Statements of Operations. The gross unrecognized holding gains and losses for the three months ended March 31, 2013 were not material.
The following tables summarize these short-term investments as of March 31, 2013:

Security Type	Maturity	Consolidated Balance Sheet Classification	Amortized Cost	Interest	Carrying Amount
Commercial Paper	363 Days	Investments (short-term)	2,496	—	2,496
Corporate Notes	152 to 365 Days	Investments (short-term)	31,438	418	31,856
Total			$33,934	$418	$34,352

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
During the three months ended March 31, 2013, there were no transfers in or out of the Company’s Level 1, Level 2 or Level 3 assets or liabilities.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

The following table summarizes the assets measured at fair value on a recurring basis as of March 31, 2013:

	Total	Level 1	Level 2	Level 3
Asset:
Money market funds as cash equivalents	$5,721	5,721	—	—
The following table summarizes those assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Total	Level 1	Level 2	Level 3
Asset:
Money market funds as cash equivalents	$5,642	5,642	—	—
4. Goodwill and Other Intangibles
Goodwill
At March 31, 2013, the Company had $215,478 of goodwill recorded as a result of the Merger that occurred on June 15, 2007. Goodwill is evaluated for impairment on an annual basis (as of October 1), or more frequently if events or changes in circumstances indicate that an impairment loss may have occurred. The Company’s operations consist of one reporting unit, which is evaluated during each goodwill impairment test.
The Company completed its most recent qualitative impairment analysis as of October 1, 2012. Among the factors included in the Company's qualitative assessment were general economic conditions and the competitive environment, actual and expected financial performance, including consideration of the Company's revenue growth and operating results year-over-year, forward-looking business measurements, external market conditions, the Company's stock-price performance compared to overall market and industry peers, market capitalization, and other relevant entity-specific events. Based on the results of the qualitative assessment, the Company concluded that it is more likely than not that the fair value of its reporting unit is higher than its carrying amount, and therefore performance of the two-step quantitative impairment test was not necessary.
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
As of March 31, 2013, Other intangibles consisted of the following:

	Definite – Lived Intangible Assets
	Developed Technology	Customer Relationships	Trade Name	Non-Compete Agreement	Total
Net book value at December 31, 2012	$35,494	$63,328	$7,867	$61	$106,750
Amortization	$(1,988)	$(3,547)	$(304)	$(5)	$(5,844)
Net book value at March 31, 2013	$33,506	$59,781	$7,563	$56	$100,906
The Company has not identified impairment for any of the definite-lived intangible assets through March 31, 2013.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

Total intangible amortization expense is classified in each of the operating expense categories for the periods included below as follows:

	Three Months Ended March 31,
	2013	2012
Cost of revenue	$1,988	$3,309
Sales and marketing	3,547	3,543
General and administrative	309	305
Total	$5,844	$7,157
5. Fixed Assets
Fixed assets consisted of the following:

	March 31, 2013	December 31, 2012
Computer and office equipment and software	$28,103	$26,710
Furniture and fixtures	2,080	2,036
Leasehold improvements	4,698	4,321
Total fixed assets	34,881	33,067
Less: Accumulated depreciation and amortization	(23,675)	(22,422)
Fixed assets, net	$11,206	$10,645
The Company holds fixed assets in seven locations: the United States, United Kingdom, Brazil, France, Germany, Australia and the Netherlands. No country outside of the United States holds greater than 10% of the Company’s total fixed assets. Depreciation expense relating to fixed assets for the three months ended March 31, 2013, and 2012 was $1,277 and $1,125, respectively.
6. Capitalized Software
Capitalized software consisted of the following:

	March 31, 2013	December 31, 2012
Capitalized software	$80,073	$74,717
Less: Accumulated amortization	(51,976)	(48,422)
Capitalized software, net	$28,097	$26,295
Amortization expense of capitalized software for the three months ended March 31, 2013 and 2012 was $3,554 and $3,154, respectively.
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

	March 31, 2013	December 31, 2012
Sales commissions and bonuses	$5,809	$9,838
Current portion of long-term debt	1,030	1,030
Professional fees	1,336	2,103
Deferred rent	169	298
Accrued vacation	1,300	522
Other accrued expenses	7,357	7,559
Total accrued expenses and other current liabilities	$17,001	$21,350
8. Income Tax
The Company's effective tax rate for the three month period ended March 31, 2013 was 27.56%. This effective tax rate differs from the U.S. Federal statutory tax rate due primarily to stock-based compensation expenses for incentive stock options ("ISOs") and the Company's 2010 Employee Stock Purchase Plan ("2010 ESPP") that are not tax-deductible, foreign income taxes and state and local income taxes, offset by federal and state research and development tax credits and tax benefits from ISO disqualifications.
The Company's effective tax rate for the three month period ended March 31, 2012 was 17.95%. This effective tax rate differs from the U.S. Federal statutory tax rate due primarily to stock-based compensation expenses for ISOs and the 2010 ESPP that are not tax-deductible, foreign income taxes and state and local income taxes, offset by state research and development tax credits and tax benefits from ISO disqualifications.
The Company is currently undergoing an audit by the U.S. Internal Revenue Service (“IRS”) of its U.S. Federal income tax returns for the years ended December 31, 2006 through 2009. The Company has received Notices of Proposed Adjustments for 2006, 2007 and 2008 from the IRS disallowing $58.3 million of foreign branch losses on the basis that they constitute dual consolidated losses in the U.S. The IRS is asserting that the Company is not entitled to reasonable cause relief for late election filings. The Company disagrees with the proposed adjustments and has filed an appeal. Management believes that it is more likely than not that the Company's position with respect to these adjustments will be sustained.
The Company recently concluded a New York State sales tax audit for 2008 through 2012. The results of the sales tax audit did not have a material impact on the Company's financial statements.
On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. The law renewed the Federal research and development ("R&D") credit for 2012. The Company recorded a discrete benefit in its financial statements during the quarter ended March 31, 2013 for its 2012 R&D credit in the amount of $732.
Unrecognized tax benefits totaled $3,769 and $3,335 at March 31, 2013 and December 31, 2012, respectively. Management does not expect that the balance of unrecognized tax benefits will significantly increase or decrease over the next twelve months.
The Company's income tax reserves for uncertain tax positions of $3,913 (including interest and penalties of $144) are included in “Other long term liabilities” on the Company's March 31, 2013 Consolidated Balance Sheet.
9. Debt
Long-term debt consisted of the following:

	March 31, 2013	December 31, 2012
First Lien Credit Agreement (“First Lien Credit Facility”)	$75,514	$75,719
Other financing arrangements	439	549
Less: current portion (First Lien Credit Facility)	(821)	(821)
Less: current portion (Other financing arrangements)	(209)	(209)
Total long-term debt	$74,923	$75,238

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

Based on available market information, the estimated fair value of the Company’s long-term debt was approximately $76,519 and $76,647 as of March 31, 2013 and December 31, 2012, respectively. These fair value measurements were determined using Level 2 observable inputs. The estimated fair value of the Company’s other financing arrangements approximates the carrying value at each reporting period.
First Lien Credit Facility
The First Lien Credit Facility provides for term loans in the aggregate principal amount of $135,000. Each principal payment is due on the last day of each quarter, with the first payment made on September 30, 2007 and the final installment (which include the remaining balance) due on June 15, 2014. Additionally, the First Lien Credit Facility includes a requirement for mandatory prepayments based on annual excess free cash flow. Term loans under the First Lien Credit Agreement, as amended, bear interest at the higher of the Eurodollar Rate (as defined in the agreement) or 1.50%, plus 4.25% per annum. At each of March 31, 2013 and 2012, the interest rate on the First Lien Credit Facility was 5.75%.
The First Lien Credit Facility limits annual consolidated capital expenditures, including amounts related to capitalized software, and restricts the ability to borrow against the revolving line of credit if a consolidated EBITDA ratio is not achieved. The agreement also contains other positive and negative covenants. The Company was in compliance with these covenants as of March 31, 2013 and December 31, 2012.
On April 6, 2012, the Company entered into Amendment No. 3 (the “Third Amendment”) to the First Lien Credit Facility. The Third Amendment amends certain provisions of the First Lien Credit Facility to, among other things, increase the capital expenditures limit from $21,000 to $35,000 per year through the remainder of the term. As provided for in the Third Amendment, the Company prepaid $15,000 of the outstanding balance on the First Lien Credit Facility. As a result, the quarterly installment payment beginning June 30, 2012 decreased from $246 to $205 for the remaining term of the loan.
The First Lien Credit Facility also provides for a $15,000 revolving line of credit, of which $12,932 was unused as of March 31, 2013. At March 31, 2013, $2,068 was reserved for standby letters of credit including $1,268 for operating lease agreements related to the Company’s various office locations and $800 related to the Company’s corporate charge card utilized by executives and certain other employees. The interest rate on the unutilized portion of the revolving line of credit is 0.5% annually. The revolving line of credit expires in June 2013.
10. Derivative Financial Instrument
Interest Rate Swap Transaction
The Company historically maintained an interest rate swap agreement that fixed the interest rate on the credit facility. This interest rate swap agreement matured on June 30, 2012. The Company recognized a gain on the interest rate swap of $703 for the three months ended March 31, 2012, which is included in “Other expense (income), net” on the Company's Consolidated Statement of Operations.
In prior periods, the fair value of the interest rate swap was measured each reporting period and included a credit valuation adjustment that reflected consideration of the Company’s credit risk, since the interest rate swap was in a liability position. The Company recorded $6 in credit valuation adjustments during the three months ended March 31, 2012.
11. Employee Stock Plans
The Company maintains several share-based compensation plans, which are more fully described in the Company's Annual Report on 10-K for the fiscal year ended December 31, 2012.
Total stock-based compensation expense related to all of the Company’s stock awards was included in various operating expense categories for the periods included below, as follows:

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

	Three Months Ended March 31,
	2013	2012
Cost of revenue	$168	$108
Product development	321	342
Sales and marketing	310	343
General and administrative	1,317	552
Total	$2,116	$1,345
The following table summarizes the weighted average values of the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the period presented:

	Three Months Ended March 31,
	2013	2012
Expected volatility	51.2%	59.3%
Expected life of option	6.11 years	6.17 years
Risk free interest rate	1.09%	1.04%
Expected dividend yield	0.0%	0.0%
The following table summarizes stock option activity for the three months ended March 31, 2013:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	5,541,130	$6.80
Granted	408,500	6.45
Exercised	(13,921)	3.04
Forfeited	(473,205)	6.93
Outstanding at March 31, 2013	5,462,504	6.77
At March 31, 2013, the aggregate intrinsic value of stock options outstanding and exercisable was $5,628 and $2,376, respectively. At March 31, 2012, the aggregate intrinsic value of stock options outstanding and exercisable was $2,703 and $2,443, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the calculated fair value of such awards as of each respective period-end date.
The following table summarizes non-vested stock option activity for the three months ended March 31, 2013:

	Shares	Weighted Average Grant Date Fair Value
Non-vested options outstanding at December 31, 2012	3,816,020	$3.60
Granted	408,500	3.19
Vested	(381,543)	3.58
Forfeited	(57,535)	3.68
Non-vested options outstanding at March 31, 2013	3,785,442	$3.53
At March 31, 2013 and 2012, there was $12,232 and $13,591, respectively, of total unrecognized compensation cost related to non-vested stock options, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 3.2 and 3.5 years, respectively. Stock-based compensation expense for the Company's stock options under the 2007 Stock Option and Grant Plan and 2010 Equity Incentive Plan, during the three months ended March 31, 2013 and 2012 was $1,374 and $514, respectively.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

Restricted Stock Awards (“RSAs”)
Information concerning RSA’s outstanding under the 2010 Equity Incentive Plan is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at December 31, 2012	625,800	$4.35
Vested and exchanged for Common Stock	(41,504)	4.52
Non-vested shares at March 31, 2013	584,296	$4.33
The aggregate intrinsic value of RSAs outstanding at March 31, 2013 and 2012 was $3,716 and $2,893, respectively. The intrinsic value for RSAs is calculated based on the market price of the Company’s stock as of each period-end date.
At March 31, 2013 and 2012, there was $1,584 and $2,358, respectively, of total unrecognized compensation cost related to non-vested RSAs, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.6 and 2.8 years, respectively. Stock-based compensation expense for the Company’s RSAs granted under the 2007 Stock Option and Grant Plan and 2010 Equity Incentive Plan during the three months ended March 31, 2013 and 2012 was $414 and $337, respectively.
On February 1, 2012, the Company granted 500,000 restricted shares of Common Stock to its Chief Executive Officer, Ronald W. Hovsepian, pursuant to his employment agreement. Vesting of this award is based upon the achievement of specified stock performance and service thresholds. The Company performed a Monte-Carlo simulation to calculate the award’s fair value of $2,121 and derived service period of 3.8 years. The assumptions used to perform the Monte-Carlo simulation were consistent with those utilized in the Company’s Black-Scholes valuations for stock options, specifically: expected volatility of 60.32%, risk-free interest rate of return of 0.72% and a dividend yield of 0.0%. During the three months ended March 31, 2013 and 2012, the Company incurred $186 and $124, respectively, of stock-based compensation expense related to this award.
Restricted Stock Units (“RSUs”)
The following table summarizes RSU activity for the three months ended March 31, 2013:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at December 31, 2012	446,456	$7.34
Granted	679,934	6.58
Vested and issued	(44,174)	15.64
Forfeited	(4,750)	4.34
Non-vested shares at March 31, 2013	1,077,466	$6.53
The aggregate intrinsic value of RSUs outstanding at March 31, 2013 and 2012 was $6,853 and $1,252, respectively. The intrinsic value for RSUs is calculated based on the market price of the Company's stock as of each period-end date.
At March 31, 2013 and 2012, there was $6,424 and $2,446, respectively, of total unrecognized compensation cost related to non-vested RSUs, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 3.8 and 3.6 years, respectively. Stock-based compensation expense for the Company’s RSUs granted under the 2010 Equity Incentive Plan during the three months ended March 31, 2013 and 2012 was $398 and $417, respectively.
Modification of Awards
During the three months ended March 31, 2012, pursuant to separation agreements for two individuals, the Company extended the vesting terms for certain outstanding equity awards beyond the individuals' separation dates, resulting in modification of the awards for accounting purposes. As a result of the extended vesting terms and remeasurement of the modified awards, the Company recorded an additional $675 in stock-based compensation costs during the three months ended March 31, 2012. In addition, during the three months ended March 31, 2012, the Company reversed $1,358 of compensation costs expensed in prior periods related to the forfeiture of unvested options by the two individuals previously referenced.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

2010 Employee Stock Purchase Plan
During the three months ended March 31, 2013, 32,450 shares were issued under the 2010 ESPP at a price of $5.41 per share, which represented 85% of the market price of the Common Stock on March 28, 2013, the exercise date, which was lower than the market price of the Common Stock on January 2, 2013, the offering date.
During the three months ended March 31, 2012, 54,888 shares were issued under the 2010 ESPP at a price of $4.50 per share, which represented 85% of the market price of the Common Stock on March 30, 2012, the exercise date, which was lower than the market price of the Common Stock on January 3, 2012, the offering date.
During the three months ended March 31, 2013 and 2012, the weighted average grant-date fair value of the employee stock purchase plan rights ("ESPP rights") arising from elections made by ESPP participants was $1.45 and $1.65, respectively. The fair value of ESPP rights that vested during the three months ended March 31, 2013 and 2012, was $47 and $77, respectively.
The fair value for the ESPP rights was estimated using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2013	2012
Expected volatility	40.2%	59.5%
Expected life	0.23 years	0.24 years
Risk free interest rate	0.08%	0.02%
Expected dividend yield	0.0%	0.0%
At March 31, 2013 and 2012, there were no outstanding ESPP rights due to the exercise date of the offering period being the last business day of the fiscal quarter. Therefore, the aggregate intrinsic value of ESPP rights outstanding at March 31, 2013 and 2012 was $0. Additionally, as of March 31, 2013, there was no unrecognized compensation cost related to non-vested ESPP rights, as all of the ESPP rights were vested at March 31, 2013.
12. Net (Loss) Income per Share
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net (loss)income per common share:

	Three Months Ended March 31,
	2013	2012
Numerator:
Net (loss)	$(4,555)	$(5,584)
Denominator:
Basic shares:
Weighted-average common shares outstanding	54,913,773	54,191,872
Diluted shares:
Weighted-average shares used to compute basic net (loss) income per share	54,913,773	54,191,872
Effect of potentially dilutive securities:
Options to purchase Common Stock	—	—
Unvested shares of restricted stock awards	—	—
Unvested shares of restricted stock units	—	—
Weighted-average shares used to compute diluted net income (loss) per share	54,913,773	54,191,872
Net (loss) per share:
Basic	(0.08)	(0.10)
Diluted	(0.08)	(0.10)

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

The following outstanding options, unvested shares of restricted stock awards and unvested shares of restricted stock units were excluded from the computation of diluted net (loss) per share for the periods presented as their effect would have been antidilutive:

	Three Months Ended March 31,
	2013	2012
Options to purchase Common Stock	5,462,504	4,302,544
Unvested shares of restricted stock awards	584,296	546,914
Unvested shares of restricted stock units	1,077,466	236,743
13. Related Party Transactions
Affiliates of one of the Company's largest shareholders, TA Associates, L.P. (which is now part of TA Associates Management, L.P.), are also our customers. These affiliates of TA Associates, L.P. made payments to us in connection with our services using the Intralinks platform. Revenue generated from TA Associates, L.P. and its affiliates for the three months ended March 31, 2013 and 2012 totaled approximately $55 and $49, respectively. At March 31, 2013 and 2012, amounts due from TA Associates, L.P. and its affiliates totaled approximately $1 and $0, respectively.
On April 27, 2011, the Company’s board of directors elected J. Chris Scalet as a Class I director of the Company. Mr. Scalet served as Executive Vice President, Global Services and Chief Information Officer of Merck & Co., Inc. (“Merck”), a global research-driven pharmaceutical company, until his retirement in July 2012. Affiliates of Merck are customers of the Company in the ordinary course of business. Revenue generated from Merck and its affiliates for the three months ended March 31, 2013 and 2012 totaled approximately $520 and $655, respectively. At March 31, 2013 and 2012, amounts due from Merck and its affiliates totaled approximately$0 and $257, respectively.
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
Securities Class Action. On December 5, 2011, the Company became aware of a purported class action lawsuit filed in the U.S. District Court for the Southern District of New York (the “SDNY” or the “Court”) against the Company and certain of its current and former executive officers. The complaint (the “Wallace Complaint”) alleges that the defendants made false and misleading statements or omissions in violation of the Securities Exchange Act of 1934, as amended. The plaintiff seeks unspecified compensatory damages for the purported class of purchasers of the Company's common stock during the period from February 17, 2011 through November 10, 2011 (the “Allegation Period”). On December 27, 2011, a second purported class action complaint, which makes substantially the same claims as, and is related to, the Wallace Complaint, was filed in the SDNY against the Company and certain of its current and former executive officers seeking similar unspecified compensatory damages for the Allegation Period.  On April 3, 2012, the Court consolidated the actions and appointed Plumbers and Pipefitters National Pension Fund as lead plaintiff, and also appointed lead counsel in the consolidated action (“Consolidated Exchange Act Class Action”).  On June 15, 2012, the lead plaintiff filed an amended complaint, that in addition to the original allegations made in the Wallace Complaint, alleges that the Company, certain of its current and former officers and directors, and the underwriters in the Company's April 6, 2011 stock offering issued a registration statement and prospectus in connection with the offering that contained untrue statements of material fact or omitted material information required to be stated therein in violation of the Securities Act of 1933, as amended.  The defendants filed their motion to dismiss the action on July 31, 2012 and, in response to the lead plaintiff opposition to the defendants' motions filed on September 17, 2012, the defendants filed their replies to plaintiff's opposition on October 10, 2012.  On May 8, 2013, the Court issued an opinion dismissing claims based on certain allegations in the complaint, but otherwise denied defendants' motions to dismiss.  The Company believes that these claims are without merit and intends to defend these lawsuits vigorously.
Dixon Derivative Action.  On December 28, 2011, a shareholder derivative complaint was filed in the SDNY against the Company and certain of its current and former directors. The complaint (the “Dixon Action”) alleges that the defendants breached their fiduciary duties by causing the Company to issue materially false and misleading statements about the Company's business

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

prospects, financial condition and performance during the same Allegation Period alleged in the Wallace Complaint. On April 16, 2012, the Court approved the parties' stipulation agreeing to stay all proceedings in the Dixon Action, including discovery, until the Court renders a decision on the defendants' anticipated motion to dismiss the Consolidated Class Action. The Company believes that the claims in the Dixon Action are without merit and intends to defend this lawsuit vigorously.
Horbal Derivative Action. On April 16, 2012, a second shareholder derivative complaint (the “Horbal Action”) was filed in the Supreme Court of the State of New York in New York County (“New York State Court”) against the Company and certain of its current and former directors and officers. The Horbal Action makes substantially the same claims as, and is related to, the Dixon Action, except that it alleges violations of state law. On April 24, 2012, one of the director defendants removed the Horbal Action to the SDNY, and on May 7, 2012, it was assigned to the same judge as in the Dixon Action. On May 22, 2012, the plaintiff in the Horbal Action moved to remand the case to New York State Court. On June 8, 2012, defendant filed an opposition to remand, and the plaintiff filed a reply on June 15, 2012. On March 11, 2013, the SDNY granted plaintiff's motion to remand, and the case is currently pending in New York State Court. On April 11, 2013, the parties filed a stipulation with the New York State Court agreeing to stay all proceedings in the Horbal Action, including discovery, until the SDNY in the Wallace Consolidated Class Action renders a decision on the defendants' motion to dismiss in that action. The Company believes the claims in the Horbal Action are without merit and intends to defend this lawsuit vigorously.
SEC Investigation.  On August 4, 2011, the Company received a subpoena from the SEC requesting certain documents related to the Company' business from January 1, 2011 through August 4, 2011. The Company has produced a number of documents to and continues to cooperate with the SEC.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as well as our reports on Form 8-K and other publicly available information. Amounts in tabular format are presented in thousands, except per share data, or otherwise indicated.
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
We deliver our solutions entirely through a multi-tenant SaaS architecture in which a single instance of our software serves all of our customers. We sell our solutions directly through a field team with industry-specific expertise and an inside sales team, and indirectly through a customer referral network and channel partners. During the three months ended March 31, 2013 we generated $55.0 million in revenue, of which approximately 40% was derived from sales across 58 countries outside of the United States.
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
Our management relies on the key performance indicators set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. We discuss revenue under “Results of Operations,” and cash flow provided by operating activities, including deferred revenue, under “Liquidity and Capital Resources,” Other measures of our performance, including adjusted gross margin, adjusted operating income, adjusted net income, adjusted EBITDA and adjusted EBITDA margin, and free cash flow are defined and discussed under “Non-GAAP Financial Measures” below.

	Three Months Ended March 31,
	2013	2012
Consolidated Statement of Operations Data:
Total revenue	$55,021	$50,785
Non-GAAP Gross margin	75.6%	76.2%
Non-GAAP adjusted operating income	$3,685	$2,785
Non-GAAP adjusted net income	$1,037	$1,052
Non-GAAP adjusted EBITDA	$8,516	$7,064
Non-GAAP adjusted EBITDA margin	15.5%	13.9%
Consolidated Balance Sheet Data:
Deferred revenue at March 31 (1)	$42,042	$39,032
Consolidated Statement of Cash Flows Data:
Cash flows provided by operations	$7,931	$1,529
Free cash flow	$761	$(4,642)

(1) Short-term only
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

•	Free cash flow represents cash flow from operations less capital expenditures and capitalized software development costs.

Management believes that these non-GAAP financial measures, when viewed with our results under U.S. GAAP and the accompanying reconciliations, provide useful information about our period-over-period growth and provide additional information that is useful for evaluating our operating performance. In addition, free cash flow provides management with useful information for managing the cash needs of our business. Management also believes that these non-GAAP financial measures provide a more meaningful comparison of our operating results against those of other companies in our industry, as well as on a period-to-period basis, because these measures exclude items that are not representative of our operating performance, such as amortization of intangible assets, interest expense and fair value adjustments to the interest rate swap. Management believes that including these costs in our results of operations results in a lack of comparability between our operating results and those of our peers in the industry, the majority of which are not highly leveraged and do not have comparable amortization costs related to intangible assets. However, non-GAAP gross margin, non-GAAP adjusted operating income, non-GAAP adjusted net income, non-GAAP adjusted net income per share, non-GAAP adjusted EBITDA and free cash flow are not measures of financial performance under U.S. GAAP and, accordingly, should not be considered as alternatives to gross margin, operating income, net income (loss), and cash flows provided by operations as indicators of operating performance.

The table below provides reconciliations between the non-GAAP financial measures discussed above to the comparable U.S. GAAP measures:

	Three Months Ended March 31,
	2013	2012
Gross profit	$39,455	$35,280
Gross margin	71.7%	69.5%
Cost of revenue – stock-based compensation expense	168	108
Cost of revenue – amortization of intangible assets	1,988	3,309
Non-GAAP Gross profit	$41,611	$38,697
Non-GAAP Gross margin	75.6%	76.2%
Loss from operations	$(4,275)	$(5,717)
Stock-based compensation expense	2,116	1,345
Amortization of intangible assets	5,844	7,157
Non-GAAP adjusted Operating income	$3,685	$2,785
Net loss before income tax	$(6,288)	$(6,806)
Stock-based compensation expense	2,116	1,345
Amortization of intangible assets	5,844	7,157
Non-GAAP adjusted net income before tax	1,672	1,696
Non-GAAP income tax provision	635	644
Non-GAAP adjusted net income	$1,037	$1,052
Net loss	$(4,555)	$(5,584)
Interest expense	1,122	2,136
Income tax benefit	(1,733)	(1,222)
Depreciation and amortization	4,831	4,279
Amortization of intangible assets	5,844	7,157
Stock-based compensation expense	2,116	1,345
Amortization of debt issuance costs	112	191
Other expense (income), net(1)	779	(1,238)
Non-GAAP adjusted EBITDA	$8,516	$7,064
Non-GAAP adjusted EBITDA margin	15.5%	13.9%
Cash flow provided by operations	$7,931	$1,529
Capital expenditures	(1,814)	(402)
Capitalized software development costs	(5,356)	(5,769)
Free cash flow	$761	$(4,642)

(1)	“Other expense (income), net” primarily includes fair value adjustments to our interest rate swap which matured as of June 30, 2012 and foreign currency transaction gains and losses.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities on an ongoing basis. The following accounting estimates are viewed by management to be critical because they require significant judgment on the part of management. Management has discussed and reviewed the development, selection, and disclosure of critical accounting estimates with our Audit Committee.
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
During the three months ended March 31, 2013, there were no material changes to our significant accounting policies from those contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
The following is a discussion of our revenue recognition accounting policy and our goodwill impairment analysis.
Revenue Recognition
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
Additionally, certain contracts contain provisions for set-up and implementation services relating to the customer's use of our platform. We believe that these set-up and implementation services provide value to the customer over the entire period that the exchange is active, including renewal periods, and therefore the revenue related to these services is recognized over the longer of the contract term or the estimated relationship life. We continue to evaluate from time to time the length of the amortization period of the revenue related to set up and implementation fees, as we gain more experience with customer contract renewals.
From time to time we agree to sales concessions with our customers; a reserve for which is estimated based on historical patterns of actual credits issued. Expenses associated with maintaining this reserve are recorded as a reduction to revenue.
Deferred revenue represents the billed but unearned portion of existing contracts for services to be provided. Deferred revenue does not include the unbilled portion of existing contractual commitments of our customers. Accordingly, the deferred revenue balance does not represent the total contract value of outstanding arrangements. Amounts that have been invoiced but not yet collected are recorded as revenue or deferred revenue, as appropriate, and are included in our accounts receivable balances. Deferred revenue that will be recognized during the subsequent 12-month period is classified as "Deferred revenue" with the remaining portion as non-current deferred revenue as a component of "Other long term liabilities" on the Consolidated Balance Sheets.
Goodwill Impairment Analysis
At March 31, 2013, we had $215.5 million of goodwill recorded as a result of the Merger that occurred on June 15, 2007. Goodwill is evaluated for impairment on an annual basis, or more frequently if events or circumstances indicate that an impairment loss may have been incurred. We have one reporting unit that is evaluated in the annual impairment test, which is performed each October 1.
We completed our most recent impairment analysis as of October 1, 2012. Among the factors included in our qualitative assessment were: (i) our market capitalization, (ii) general economic conditions and the competitive environment, (iii) actual and expected financial performance, (iv) forward-looking business measurements, (v) external market conditions, (vi) our stock-price performance compared to overall market and industry peers and (vii) other relevant entity-specific events. Based on the results of the qualitative assessment, we concluded that it is more likely than not that the fair value of our reporting unit is more than its carrying amount, and therefore performance of the two-step quantitative impairment test was not necessary. However, the Company's most recent goodwill impairment test showed that the Company could be at risk of recording a goodwill impairment in the future if, for example, the Company's stock price remained at a depressed level or the Company has a negative change in its future cash flow projections.
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
During the first quarter of 2013, we did not observe any further events or circumstances arising since the date of our most recent impairment analysis that would cause us to believe that we should reduce the fair value of the reporting unit below its carrying amount as of March 31, 2013.

Recently Adopted Accounting Pronouncement
In February 2013, new accounting guidance was issued by the FASB that requires disclosures of amounts reclassified from accumulated other comprehensive income to net income. The adoption of this accounting guidance effective January 1, 2013 had no material impact on our consolidated financial statements.
Results of Operations
The following table sets forth consolidated statements of operations data for each of the periods indicated as a percentage of total revenues.

	Three Months Ended March 31,
	2013	2012
Total Revenue	100.0%	100.0%
Cost of revenue	28.3%	30.5%
Gross profit	71.7%	69.5%
Operating expenses:
Product development	8.5%	8.7%
Sales and marketing	45.3%	48.0%
General and administrative	25.7%	24.0%
Total operating expenses	79.5%	80.7%
Loss from operations	(7.8)%	(11.3)%
Interest expense	2.0%	4.2%
Amortization of debt issuance costs	0.2%	0.4%
Other expense (income), net	1.4%	(2.4)%
Net loss before income tax	(11.4)%	(13.4)%
Income tax benefit	(3.1)%	(2.4)%
Net loss	(8.3)%	(11.0)%

Comparison of the Three Months Ended March 31, 2013 and 2012
Revenue
Total revenue was $55.0 million for the three months ended March 31, 2013, up $4.2 million or 8.3% from the $50.8 million for the three months ended March 31, 2012, primarily due to a 21.7% increase in M&A. The following table sets forth revenues by principal market for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, the percentage increase or decrease between those periods, and the percentage of total revenue that each principal market represented for those periods:

					% Revenue
	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended March 31,
	2013	2012			2013	2012
Enterprise	$23,937	$23,261	$676	2.9%	43.5%	45.8%
M&A	24,306	19,977	4,329	21.7%	44.2%	39.3%
DCM	6,778	7,547	(769)	(10.2)%	12.3%	14.9%
Total Revenues	$55,021	$50,785	$4,236	8.3%	100%	100%
Enterprise — The results for the three months ended March 31, 2013 reflect an increase in Enterprise revenue as compared to the three months ended March 31, 2012. The increase in Enterprise revenue is primarily driven by upsells to existing customers, based on increased usage.
M&A — The results for the three months ended March 31, 2013 reflect an increase in M&A revenue of $4.3 million, or 21.7%, as compared to the three months ended March 31, 2012. The increase in M&A revenue for the three months ended March 31, 2013, as compared to the prior year period, reflects a higher volume of strategic business transactions, larger deal size, and market share gains in each of of the geographic regions in which we operate.
DCM — The results for the three months ended March 31, 2013 reflect a decrease in DCM revenue of $0.8 million, or 10.2%, as compared to the three months ended March 31, 2012. The results for the current period reflect the net cumulative impact of 2012 cancellations.
We believe our revenue growth will be driven by our ongoing investments in our platform and in enhanced service offerings such as our new Intralinks VIA offering, by improving our mid-market coverage, by expanding our focus on underrepresented geographies and by increasing our overall market share in our strategic transactions business.  We believe that making continued investments in our platform, services and operational infrastructure will allow us to service more clients, including those with larger-scale requirements.
Cost of Revenue and Gross Margin
The following table presents cost of revenue, gross profit and gross margin for the three months ended March 31, 2013 compared to the three months ended March 31, 2012:

	Three Months Ended March 31,		Increase	% Increase
	2013	2012
Cost of revenue	$15,566	$15,505	$61	0.4%
Gross profit	$39,455	$35,280	$4,175	11.8%
Gross margin	71.7%	69.5%		2.2%
The results for the three months ended March 31, 2013 reflect an increase in cost of revenue of $0.1 million, or 0.4%, as compared to the three months ended March 31, 2012. The increase in cost of revenue in 2013, as compared to the prior year period, was attributed primarily to (i) a $0.7 million increase in depreciation and amortization related to additional licenses and the enhancement of the our service offerings, (ii) an increase of $0.5 million in support and maintenance of servers and related equipment to support expanded capacity, and (iii) an increase of $0.2 million in personnel-related expenses, related primarily to salaries for additional client service personnel, which is in line with the investment strategy of our business. The increase was partially offset by a decrease of $1.3 million of amortization of intangible assets, in accordance with the amortization schedule determined at the time of the Merger. Gross margin increased 2.2% due to the $4.2 million increase in revenue with essentially flat cost of revenue.
Operating Expenses

Total operating expenses for the three months ended March 31, 2013 increased by approximately $2.7 million, or 6.7%, as compared to the three months ended March 31, 2012. The following table presents the components of operating expenses for the three months ended March 31, 2013 compared to the three months ended March 31, 2012:

	Three Months Ended March 31,		Increase	% Increase
	2013	2012
Product development	$4,678	$4,440	$238	5.4%
Sales and marketing	24,914	24,392	522	2.1%
General and administrative	14,138	12,165	1,973	16.2%
Total operating expenses	$43,730	$40,997	$2,733	6.7%
Product Development — The results for the three months ended March 31, 2013 reflect an increase in product development expense of $0.2 million, or 5.4%, as compared to the three months ended March 31, 2012. The increase was primarily driven by an increase in staffing-related expense associated with Enterprise-related content sharing and collaborative solutions development as well as enhanced functionality in our DCM and M&A products.
Sales and Marketing — The results for the three months ended March 31, 2013 reflect an increase in sales and marketing expense of $0.5 million, or 2.1%, as compared to the three months ended March 31, 2012. The increase in sales and marketing expense in 2013, as compared to the prior year period, was primarily driven by (i) an increase of $0.5 million in professional fees related to strategic initiatives, (ii) an increase of $0.4 million in compensation expense, and (iii) $0.3 million related to marketing programs and initiatives. The increases were partially offset by reductions of (i) $0.5 million of travel and entertainment spending, and (ii) $0.1 million in recruiting expenses.
General and Administrative — The results for the three months ended March 31, 2013 reflect an increase in general and administrative expense of $2.0 million, or 16.2%, as compared to the three months ended March 31, 2012. The increase in general and administrative expense in 2013, as compared to the prior year period, was primarily driven by (i) an increase of $1.2 million of professional services related to improving our infrastructure, (ii) an increase of $0.8 million of non-cash compensation, (iii) an increase of $0.5 million in compensation-related expenses, and (iv) an increase of $0.1 million in professional fees. The increases were partially offset by a reduction of $0.8 million in software maintenance and license fees.
Non-Operating Expenses
The following table presents the components of non-operating expenses for the three months ended March 31, 2013 compared to the three months ended March 31, 2012:

	Three Months Ended March 31,		(Decrease)	% (Decrease)
	2013	2012
Interest expense	$1,122	$2,136	$(1,014)	(47.5)%
Amortization of debt issuance costs	$112	$191	$(79)	(41.4)%
Other (income), net	$779	$(1,238)	$(2,017)	(162.9)%
Interest Expense — Interest expense for the three months ended March 31, 2013 decreased by $1.0 million, or 47.5%, compared to the three months ended March 31, 2012. The decrease was primarily driven by the expiration of the interest rate swap as of June 30, 2012 and a lower outstanding debt balance due to repayments.
Amortization of Debt Issuance Costs — Amortization of debt issuance costs for the three months ended March 31, 2013 decreased by $0.1 million, or 41.4%, as compared to the prior year period. The decrease was driven by the amortization of certain debt issuance costs related to the proportionate amounts of debt that were repaid.
Other expense (Income), Net — The major components of other expense (income), net in 2013 are foreign currency transaction gains and losses. In 2012, this also included fair value adjustments to our interest rate swap. Other expense (income), net for the three months ended March 31, 2013 was $0.8 million, primarily driven by currency transaction loss.
Other income, net for the three months ended March 31, 2012 was $1.2 million, comprised of a $0.7 million gain associated with the interest rate swap and $0.5 million in foreign currency transaction gains.

Income Tax (Benefit) Expense
Our effective tax rates for the three months ended March 31, 2013 and 2012 of 27.56% and 17.95%, respectively, differ from the U.S Federal statutory tax rate primarily due to stock-based compensation expenses for incentive stock options and our employee stock purchase plan, or ESPP, that are not tax-deductible, foreign income taxes and state and local income taxes, partially offset by research and development tax credits and tax benefits from ISO disqualifications.
Cash Flows

	Three months ended March 31,
	2013	2012
Cash and cash equivalents	$40,793	$55,566
Cash provided by operating activities	7,931	1,529
Cash (used in) provided by investing activities	(10,388)	7,329
Cash used in financing activities	(440)	(140)
Effect of exchange rates on cash and cash equivalents	(108)	154
Net (decrease) increase in cash and cash equivalents	$(3,005)	$8,872
Operating Activities
Cash flows provided by operating activities during the three months ended March 31, 2013 were $7.9 million, primarily as a result of $5.9 million in cash generated by operations and a net increase in our operating assets and liabilities of $2.0 million. The net increase in operating assets and liabilities primarily consisted of: (i) an increase of $6.1 million of accounts payable due to the timing of payments and (ii) a $1.2 million increase in deferred revenue, less (a) a decrease of $4.1 million of accrued expenses and other liabilities primarily driven by the payment of bonus, commissions and severance related to 2012, and (b) an increase of $1.1 million in accounts receivable. Additionally, cash flows provided by operating activities during the three months ended March 31, 2013 consisted of changes in operating assets and liabilities primarily as follows (i) a net loss of $4.6 million, plus the impact of non-cash items including (a) amortization of intangible assets of $5.8 million, (b) depreciation and amortization of $4.8 million, and (c) non-cash stock-based compensation expense of $2.1 million, partially offset by (ii) a change in deferred taxes of $3.0 million.
Cash flows provided by operating activities during the three months ended March 31, 2012 were $1.5 million, primarily as a result of $3.2 million in cash generated by operations less a net decrease in our operating assets and liabilities of $1.7 million. This net decrease in operating assets and liabilities primarily consisted of: (i) a $1.4 million increase in prepaid expenses and other assets primarily related to the timing of contractual and statutory obligations, (ii) a $1.3 million decrease in deferred revenue, and (iii) an increase of $0.4 million in accounts receivable representing the cash impact of lower collections and bookings compared to the prior comparable period, less an increase of $1.6 million in accrued expenses and other liabilities driven by timing of payments. Cash flows provided by operating activities during the three months ended March 31, 2012 of $1.5 million consisted of changes in operating assets and liabilities primarily as follows (i) a net loss of $5.6 million in plus the impact of the following non-cash items including (a) amortization of intangible assets of $7.2 million, (b) depreciation and amortization of $4.3 million and (c) non-cash stock-based compensation of $1.3 million, less (ii) an unrealized gain on the interest rate swap of $0.7 million and a change in deferred taxes of $3.9 million.
Investing Activities
Cash used in investing activities for the three months ended March 31, 2013, and provided by investing activities for the three months ended March 31, 2012 was $10.4 million and $7.3 million, respectively. Cash used in investing activities included purchases of investments during the three months ended March 31, 2013 which totaled $10.1 million and consisted primarily of commercial paper and corporate bonds. No short-term investments were purchased during the three months ended March 31, 2012. Maturity of investments during the three months ended March 31, 2013 and 2012 totaled $7.5 million and $13.5 million, respectively. Cash used in investing activities related to capital expenditures for infrastructure during the three months ended March 31, 2013 and 2012 was $1.8 million, and $0.4 million, respectively.
Investments in capitalized software development costs for the three months ended March 31, 2013 and 2012 were $5.4 million and $5.8 million, respectively. We anticipate capital expenditures and investments in our software development may increase in future periods, in line with our growth strategy. Capital expenditures, including capital software, are currently restricted to $35.0 million on an annual basis, under the covenants of our First Lien Credit Facility. That amount will be increased or decreased by the under or over spend, respectively, compared to the base amount from the prior year. The annual maximum capital expenditure limit may be further increased at our option, by borrowing 25% of our capital expenditure availability from the succeeding year.
Additionally, we restricted $0.6 million of cash with regard to our recent acquisition.

Financing Activities
Cash flows used in financing activities for the three months ended March 31, 2013 were $0.4 million, primarily due to $0.3 million of repayments of outstanding finance arrangements, $0.2 million of repayments of outstanding principal on long-term debt, partially offset by $0.1 million of proceeds from exercise of stock options and issuance of common stock.
Cash flows used in financing activities for the three months ended March 31, 2012 were $0.1 million, primarily consisting of $0.2 million of debt repayments made during the three months ended March 31, 2012, $0.1 million of repayments on our outstanding financing arrangements, partially offset by $0.3 million of proceeds from the issuance of common stock pursuant to our 2010 ESPP and exercise of stock options.
Our First Lien Credit Facility provided for term loans in the aggregate principal amount of $135.0 million. Prior to June 30, 2011, each quarterly installment payment was equal to $0.3 million. The terms of our First Lien Credit Agreement require any voluntary prepayment of our term loans to be applied on a pro rata basis to each scheduled installment of principal. As of June 30, 2011, the quarterly installment payments decreased to $0.2 million as result of the voluntary prepayment made in April 2011. Each principal payment is due on the last day of each quarter, commencing with the quarter ended September 30, 2007 and continuing for 27 quarterly installments, with the balance due in a final installment on June 15, 2014. Additionally, the First Lien Credit Facility includes a requirement for mandatory prepayments of 50% of our excess free cash flow as measured on an annual basis. Excess free cash flow is generally defined as our adjusted EBITDA less debt service costs, capital expenditures, current income taxes paid and any cash security deposits made in respect of leases for office space, as adjusted for changes in our working capital. As a result of our fiscal 2009 excess free cash flow, we made a mandatory prepayment on April 1, 2010 of approximately $1.2 million. In line with the terms of the First Lien Credit Agreement, an excess cash flow mandatory prepayment was not required for fiscal years 2011 and 2012, due to our Consolidated Leverage Ratio (as defined in the credit agreement) being less than 3.25 at December 31, 2011 and 2012.
The term loans under the First Lien Credit Agreement, as amended, bear interest at the higher of the Eurodollar Rate (as defined in the credit agreement) or 1.50% plus 4.25% per annum, resulting in an interest rate of 5.75% at March 31, 2013. Interest payments on the First Lien Credit Facility are due on the last business day of each month. The First Lien Credit Facility also provides for a $15.0 million revolving line of credit, of which $12.9 million was unused as of March 31, 2013. As of March 31, 2013, $1.3 million of the revolving line of credit was reserved for standby letters of credit for several of our operating lease agreements related to our various office locations. Additionally, $0.8 million of the revolving line of credit was reserved for a standby letter of credit related to our corporate charge card utilized by executives and certain other employees.
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
Additionally, in July 2007, we entered into an interest rate swap agreement to fix the interest rate on our variable rate debt at 5.43% on a beginning notional amount of $170.0 million. The notional amount amortized over the period ended June 30, 2012. In March 2009, in conjunction with the elections made on the First and Second Lien Credit Facilities variable rate bases (from three-month LIBOR to one-month LIBOR, and quarterly interest payments to monthly), we amended the interest rate swap agreement to mirror the terms of the First and Second Lien Credit Facilities. The fixed rate payable on the interest rate swap was also revised from 5.43% to 5.25%, which was the rate in effect at June 30, 2012 and 2011. The variable rate receivable was based on one-month LIBOR. Our interest rate swap agreement matured on June 30, 2012. We recognized a gain on the interest rate swap of $0.7 million during the three months ended March 31, 2012 that is included in “Other (income), net” on our Consolidated Statement of Operations.
Cash paid for interest during the three months ended March 31, 2013 and 2012 was $1.1 million and $2.1 million, respectively.
Due to the continued positive operating performance of our business, we have not needed to borrow additional amounts under our credit facilities or obtain additional financing to fund our operations and capital expenditures.
Covenants
The borrowings under the First Lien Credit Facility are subject to certain affirmative and negative covenants, both financial and non-financial. The terms of the First Lien Credit Facility include both an annual capital expenditures limit and an annual EBITDA limit. We were in compliance with all of our financial and non-financial covenants as of March 31, 2013. These agreements also contain customary events of default, including, but not limited to, cross-defaults among these agreements. Although we currently expect to remain in compliance with these existing covenants, any breach of these covenants or a change in control could result in a default, which could cause all of the outstanding indebtedness to become immediately due and payable and terminate all commitments from our lenders to extend further credit.

Liquidity and Capital Resources
We currently use the net cash generated from operations to fund our working capital needs and our capital expenditure requirements. Our available financing arrangements include a $15.0 million revolving line of credit, of which $12.9 million was available to us as of March 31, 2013. At March 31, 2013, we had approximately $40.8 million in cash and cash equivalents, $33.9 million in short-term investments, and $38.6 million in accounts receivable, net of allowance for doubtful accounts and credit reserve. We believe that we have sufficient cash resources to continue operations for at least the next 12 to 24 months.
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
Our senior secured credit facility rating at Moody's is B1 with a stable outlook and our credit rating at Standard & Poor's is B+ with a stable outlook as of March 31, 2013.
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
Contractual Obligations and Commitments
The following table sets forth, as of March 31, 2013, certain significant cash obligations that will affect our future liquidity.

	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 years
Long-term debt, including current portion	$75,953	$1,054	$74,899	$—	$—
Interest on long-term debt	5,708	4,559	1,149	—	—
Operating leases	24,449	4,316	6,971	4,967	8,195
Third-party hosting commitments	11,687	4,747	6,940	—	—
Other contractual commitments (including interest)	2,259	1,033	1,226	—	—
Total	$120,056	$15,709	$91,185	$4,967	$8,195
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
We also maintain space in Amsterdam, London, Paris, Chicago, São Paulo, Frankfurt, Sydney and San Francisco for our sales and services activities. We believe that our facilities are adequate for our current needs. However, we may obtain additional office space to house additional services personnel in the near future and we may require other additional office space as our business grows.
Our commitments to our third-party hosting provider expire in December 2015. Our hosting obligations are largely impacted by service expansion requirements in line with the growth of our business.
Uncertain Tax Positions
Our tax reserves for uncertain tax positions of $3.9 million (including interest and penalties of $0.1 million) are included within “Other long term liabilities” on our Consolidated Balance Sheet as of March 31, 2013.

Unrecognized tax benefits totaled $3.8 million and $3.3 million at March 31, 2013 and December 31, 2012, respectively. We do not expect that the balance of unrecognized tax benefits will significantly increase or decrease over the next twelve months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities beyond the next twelve months, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting our company, see Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Our exposure related to market risk has not materially changed from that disclosed in such Annual Report.
ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) that are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.
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
Securities Class Action.  On December 5, 2011, we became aware of a purported class action lawsuit filed in the U.S. District Court for the Southern District of New York, or the SDNY or the Court, against us and certain of our current and former executive officers. The complaint, or the Wallace Complaint alleges that the defendants made false and misleading statements or omissions in violation of the Securities Exchange Act of 1934, as amended.  The plaintiff seeks unspecified compensatory damages for the purported class of purchasers of our common stock during the period from February 17, 2011 through November 10, 2011, or the Allegation Period.  On December 27, 2011, a second purported class action complaint, which makes substantially the same claims as, and is related to, the Wallace Complaint, was filed in the SDNY against us and certain of our current and former executive officers seeking similar unspecified compensatory damages for the Allegation Period.  On April 3, 2012, the Court consolidated the actions and appointed Plumbers and Pipefitters National Pension Fund as lead plaintiff, and also appointed lead counsel in the consolidated action, or the Consolidated Exchange Act Class Action. On June 15, 2012, the lead plaintiff filed an amended complaint, that in addition to the original allegations made in the Wallace Complaint, alleges that we, certain of our current and former officers and directors, and the underwriters in our April 6, 2011 stock offering issued a registration statement and prospectus in connection with the offering that contained untrue statements of material fact or omitted material information required to be stated therein in violation of the Securities Act of 1933, as amended. The defendants filed their motion to dismiss the action on July 31, 2012 and, in response to the lead plaintiff opposition to the defendants' motions filed on September 17, 2012, the defendants filed their replies to plaintiff's opposition on October 10, 2012.  On May 8, 2013, the Court issued an opinion dismissing claims based on certain allegations in the complaint, but otherwise denied defendants' motions to dismiss.  We believe that these claims are without merit and intend to defend these lawsuits vigorously.
Dixon Derivative Action. On December 28, 2011, a shareholder derivative complaint was filed in the SDNY against us and certain of our current and former directors.  The complaint, or the Dixon Action, alleges that the defendants breached their fiduciary duties by causing us to issue materially false and misleading statements about our business prospects, financial condition and performance during the same Allegation Period alleged in the Wallace Complaint.  On April 16, 2012, the Court approved the parties' stipulation agreeing to stay all proceedings in the Dixon Action, including discovery, until the Court renders a decision on the defendants' anticipated motion to dismiss the Consolidated Class Action.  We believe that the claims in the Dixon Action are without merit and intend to defend this lawsuit vigorously.
Horbal Derivative Action. On April 16, 2012, a second shareholder derivative complaint, or the Horbal Action, was filed in the Supreme Court of the State of New York in New York County, or the New York State Court, against us and certain of our current and former directors and officers. The Horbal Action makes substantially the same claims as, and is related to, the Dixon Action, except that it alleges violations of state law. On April 24, 2012, one of the director defendants removed the Horbal Action to the SDNY, and on May 7, 2012, it was assigned to the same judge as in the Dixon Action. On May 22, 2012, the plaintiff in the Horbal Action moved to remand the case to New York State Court. On June 8, 2012, defendant filed an opposition to remand, and the plaintiff filed a reply on June 15, 2012. On March 11, 2013, the SDNY granted plaintiff's motion to remand, and the case is currently pending in New York State Court. On April 11, 2013, the parties filed a stipulation with the New York State Court agreeing to stay all proceedings in the Horbal Action, including discovery, until the SDNY in the Wallace Consolidated Class Action renders a decision on the defendants' motion to dismiss in that action. We believe the claims in the Horbal Action are without merit and intend to defend this lawsuit vigorously.
SEC Investigation.  On August 4, 2011, we received a subpoena from the SEC requesting certain documents related to our business from January 1, 2011 through August 4, 2011. We have produced a number of documents to and continue to cooperate with the SEC.
ITEM 1A: RISK FACTORS
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this and previous Quarterly Reports on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which could materially affect our business, financial condition or future results. There are no material changes to the risk factors described in our Annual Report.
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

* Filed herewith.
+ Attached as Exhibits 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Comprehensive (Loss) Income, (iv) the Consolidated Statement of Cash Flows and (v) related notes to these financial statements.
The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on May 10, 2013 by the undersigned, thereunto duly authorized.

INTRALINKS HOLDINGS, INC.
Date: May 10, 2013	By: /s/ Ronald W. Hovsepian Ronald W. Hovsepian President and Chief Executive Officer
Date: May 10, 2013	By: /s/ Derek Irwin Derek Irwin Chief Financial Officer