Form 10-Q
period 2013-06-30
IntraLinks Holdings, Inc.
filed 2013-08-09
CIK 1488075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding at August 2, 2013
Common Stock, par value $0.001 per share	55,635,886

INTRALINKS HOLDINGS, INC
QUARTERLY REPORT ON FORM 10-Q
For the quarter ended June 30, 2013

CORPORATE INFORMATION AND FORWARD-LOOKING STATEMENTS
Our Corporate Information
Our business was incorporated in Delaware as "Intralinks, Inc." in June 1996. In June 2007, we completed a merger, or the Merger, pursuant to which Intralinks, Inc. became a wholly-owned subsidiary of TA Indigo Holding Corporation, a newly-formed Delaware corporation owned by TA Associates, Inc. (which is now part of TA Associates Management, L.P.) and certain other stockholders of Intralinks, Inc., including Rho Capital Partners, Inc. and then former and current officers and employees of Intralinks, Inc. The Merger was funded in part through term loans made under various credit facilities in an aggregate principal amount of $275.0 million. The Merger was accounted for under the purchase accounting method in accordance with accounting principles generally accepted in the United States of America, or GAAP. In 2010, we changed the name of TA Indigo Holding Corporation to "Intralinks Holdings, Inc." Unless otherwise stated in this Quarterly Report on Form 10-Q (also referred to as this Quarterly Report or this Form 10-Q) or the context otherwise requires, references to "Intralinks," "we," "us," "our," the "Company" and similar references refer to Intralinks Holdings, Inc. and its subsidiaries.
Intralinks®, Intralinks Courier®, Intralinks VIATM, Intralinks DealspaceTM, Intralinks StudyspaceTM, Intralinks FundspaceTM, Intralinks DebtspaceTM, Intralinks DealNexusTM, and other trademarks and service marks of Intralinks appearing in this Quarterly Report are the property of Intralinks, Inc.  Other trademarks or service marks that may appear in this Quarterly Report are the property of their respective holders.  Solely for convenience, the trademarks and trade names in this Quarterly Report are referred to without the ®, TM and SM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.
Forward-Looking Statement Safe Harbor
Some of the statements in this Quarterly Report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to our operations and are based on our current expectations, estimates and projections. Words such as "may," "will," "could," "would," "should," "anticipate," "predict," "potential," "continue," "expects," "intends," "plans," "projects," "believes," "estimates," "goals," "in our view" and similar expressions are used to identify these forward-looking statements. The forward-looking statements contained in this Quarterly Report include, but are not limited to, statements about our internal control over financial reporting, our results of operations and financial condition and our plans, strategies and developments. Forward-looking statements are only predictions and, as such, are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events or our future financial performance that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Many of the reasons for these differences include changes that occur in our continually changing business environment and other important factors. These risks, uncertainties and other factors are more fully described under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this Form 10-Q and under the heading "Risk Factors" in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission, or the SEC, on March 11, 2013. You are strongly encouraged to read those sections carefully as the occurrence of the events described therein and elsewhere in this report could materially harm our business. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these statements speak only as of the date they were made and, except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
INTRALINKS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and per Share Data)
(unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$42,476	$43,798
Accounts receivable, net of allowances of $3,343 and $2,927, respectively	38,848	37,667
Investments	33,621	31,549
Deferred taxes	8,981	7,469
Restricted cash	2,464	—
Prepaid expenses and other current assets	11,557	8,992
Total current assets	137,947	129,475
Fixed assets, net	11,451	10,645
Capitalized software, net	29,839	26,295
Goodwill	215,869	215,478
Other intangibles, net	95,481	106,750
Other assets	735	1,111
Total assets	$491,322	$489,754
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,012	$4,451
Accrued expenses and other current liabilities	19,731	20,320
Deferred revenue	44,766	40,719
Current portion of long term debt	75,533	1,030
Total current liabilities	152,042	66,520
Long term debt	192	75,238
Deferred taxes	17,523	21,135
Other long term liabilities	4,616	4,809
Total liabilities	174,373	167,702
Commitments and contingencies (Note 14)
Stockholders' equity:
Undesignated Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2013 and December 31, 2012	—	—
Common Stock, $0.001 par value; 300,000,000 shares authorized; 55,582,494 and 55,486,651 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	56	55
Additional paid-in capital	423,876	419,618
Accumulated deficit	(106,349)	(97,436)
Accumulated other comprehensive loss	(634)	(185)
Total stockholders' equity	316,949	322,052
Total liabilities and stockholders' equity	$491,322	$489,754
The accompanying notes are an integral part of these consolidated financial statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and per Share Data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$57,742	$53,765	$112,763	$104,550
Cost of revenue	16,223	16,222	31,790	31,726
Gross profit	41,519	37,543	80,973	72,824
Operating expenses:
Product development	4,680	5,274	9,358	9,714
Sales and marketing	27,275	22,742	52,188	47,134
General and administrative	13,719	14,194	27,857	26,359
Impairment of capitalized software	—	8,377	—	8,377
Total operating expenses	45,674	50,587	89,403	91,584
Loss from operations	(4,155)	(13,044)	(8,430)	(18,760)
Interest expense	1,152	1,938	2,274	4,074
Amortization of debt issuance costs	104	223	216	414
Other expense (income), net	189	447	968	(791)
Net loss before income tax	(5,600)	(15,652)	(11,888)	(22,457)
Income tax benefit	(1,242)	(6,623)	(2,975)	(7,844)
Net loss	$(4,358)	$(9,029)	$(8,913)	$(14,613)
Net loss per common share
Basic	$(0.08)	$(0.17)	$(0.16)	$(0.27)
Diluted	$(0.08)	$(0.17)	$(0.16)	$(0.27)
Weighted average number of shares used in calculating net loss per share
Basic	55,018,219	54,290,995	54,966,284	54,241,433
Diluted	55,018,219	54,290,995	54,966,284	54,241,433

The accompanying notes are an integral part of these consolidated financial statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(4,358)	$(9,029)	$(8,913)	$(14,613)
Foreign currency translation adjustments, net of tax	(386)	(278)	(448)	(225)
Total other comprehensive (loss) income, net of tax	(386)	(278)	(448)	(225)
Comprehensive loss	$(4,744)	$(9,307)	$(9,361)	$(14,838)

The accompanying notes are an integral part of these consolidated financial statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(unaudited)

	Six Months Ended June 30,
	2013	2012
Net loss	$(8,913)	$(14,613)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	9,852	8,770
Stock-based compensation expense	4,128	3,036
Amortization of intangible assets	11,811	14,094
Amortization of deferred costs	796	937
Provision for bad debts and customer credits	711	1,013
Loss on disposal of fixed assets	—	15
Impairment of capitalized software	—	8,377
Change in deferred taxes	(4,840)	(10,015)
Gain on interest rate swap	—	(1,455)
Currency remeasurement (gain) loss	(80)	28
Changes in operating assets and liabilities:
Accounts receivable	(1,875)	(1,253)
Prepaid expenses and other current assets	(3,081)	(2,401)
Other assets	330	42
Accounts payable	7,595	8,034
Accrued expenses and other liabilities	(511)	1,604
Deferred revenue	3,834	2,512
Net cash provided by operating activities	19,757	18,725
Cash flows from investing activities:
Capital expenditures	(3,289)	(5,919)
Restricted cash	(2,464)	—
Acquisition	(602)	—
Capitalized software development costs	(10,836)	(10,352)
Purchase of short-term investments	(24,990)	(24,110)
Maturity of short-term investments	22,446	25,700
Net cash used in investing activities	(19,735)	(14,681)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of common stock	131	476
Repayments of outstanding financing arrangements	(556)	(224)
Repayments of outstanding principal on long-term debt	(410)	(15,451)
Net cash used in financing activities	(835)	(15,199)
Effect of foreign exchange rate changes on cash and cash equivalents	(509)	(116)
Net decrease in cash and cash equivalents	(1,322)	(11,271)
Cash and cash equivalents at beginning of period	43,798	46,694
Cash and cash equivalents at end of period	$42,476	$35,423
The accompanying notes are an integral part of these consolidated financial statements.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

1. Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Intralinks Holdings, Inc. and its subsidiaries (collectively, the "Company"). The consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP" or "U.S. GAAP") have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading.
The financial statements contained herein should be read in conjunction with the Company’s audited consolidated financial statements and related notes to audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented. The Company’s historical results are not necessarily indicative of future operating results, and the results for the six months ended June 30, 2013 are not necessarily indicative of results to be expected for the full year or for any other period.
Out-of-period Adjustments - During the financial statement close process for the three months ended June 30, 2013, the Company identified a prior period error totaling approximately $839, which was corrected and recorded as a cumulative adjustment to long-term deferred tax assets within the Consolidated Balance Sheet at June 30, 2013, and was reflected as an income tax expense within the Consolidated Statement of Operations for the three and six months ended June 30, 2013. The Company does not believe that this adjustment is material to the consolidated financial statements for any prior period. The Company also does not believe this adjustment will be material to the 2013 results.
During the financial statement close process for the three months ended March 31, 2012, the Company identified a prior period error totaling approximately $849, which was corrected and recorded as a cumulative adjustment to long-term deferred tax assets within the Consolidated Balance Sheet at March 31, 2012, and was reflected as an income tax benefit within the Consolidated Statement of Operations for the three months ended March 31, 2012. The Company does not believe that this adjustment is material to the consolidated financial statements for any prior period or to the 2012 results.

2. Summary of Significant Accounting Policies
Revenue Recognition — The Company derives revenue principally through fixed commitment contracts under which the Company provides customers various services, including access to the cloud-based Intralinks platform, which includes Intralinks exchanges, as well as related customer support and other services. The Company's customers do not have a contractual right, or the ability, to take possession of the Intralinks software at any time during the hosting period, or to contract with an unrelated third party to host the Intralinks software. Therefore, revenue recognition for the Company's services is not accounted for under specific guidance of the Financial Accounting Standards Board ("FASB") on software revenue recognition. The Company recognizes revenue for its services ratably over the related service period, provided that there is persuasive evidence of an arrangement; the service has been provided to the customer; collection is reasonably assured; the amount of fees to be paid by the customer is fixed or determinable; and the Company has no significant remaining obligation at the completion of the contracted term. In circumstances where the Company has a significant remaining obligation after completion of the initial contract term, revenue is recognized ratably over the extended service period. The Company's contracts do not contain general rights of return. Certain of the Company's contracts contain customer acceptance clauses, for which revenue is deferred until acceptance occurs.
From time to time the Company agrees to sales concessions with its customers for which a reserve is estimated based on historical patterns of actual credits issued. Expenses associated with maintaining this reserve are recorded as a reduction to revenue, which the Company believes represents an accurate reflection of the underlying business activity for each reporting period and is in line with the requirement that all revenue recognized during the period is earned and realizable.
The Company offers services to customers through single-element and multiple-element arrangements, some of which contain offerings for optional services, including document scanning, data archiving and other professional services. In accordance with the FASB's guidance on multiple-deliverable arrangements, the Company has evaluated the deliverables in its arrangements to determine whether they represent separate units of accounting and, specifically, whether the deliverables have value to the

Company's customers on a standalone basis. The Company has determined that the services delivered to customers under its existing arrangements generally represent a single unit of accounting. Revenue for optional services is recognized as delivered, or as completed, provided that the general revenue recognition criteria described above are met. The Company continues to evaluate the nature of the services offered to customers under its fixed commitment contracts, as well as its pricing practices, to determine if a change in policy regarding multiple-element arrangements and related disclosures is warranted in future periods.
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
During the six months ended June 30, 2013, there were no material changes to the Company's significant accounting policies from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
Recently Adopted Accounting Pronouncements
In February 2013, the FASB issued new accounting guidelines that require disclosure of amounts reclassified from accumulated other comprehensive income to net income. The adoption of this accounting guidance, which became effective and was adopted by the Company as of January 1, 2013, had no material impact on the Company's consolidated financial statements.
In June 2013, the FASB ratified accounting guidance proposed by the Emerging Issues Task Force that requires entities to present an unrecognized tax benefit net with certain deferred tax assets when specific requirements are met. The amendments in this updated guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is currently evaluating the effect this guidance will have on its consolidated balance sheet.
3. Investments and Fair Value Measurements
The Company has classified its short-term investments in commercial paper and corporate bonds as held-to-maturity and, as such, has recorded them at amortized cost. Interest earned on these debt securities is recorded under "Other expense (income), net" within the Consolidated Statements of Operations. The gross unrecognized holding gains and losses on these assets for the three and six months ended June 30, 2013 were not material.
The following tables summarize these short-term investments as of June 30, 2013:

Security Type	Maturity	Consolidated Balance Sheet Classification	Amortized Cost	Interest	Carrying Amount
Commercial Paper	363 Days	Investments (short-term)	$2,499	$—	$2,499
Corporate Notes	186 to 362 Days	Investments (short-term)	31,122	313	31,435
Total			$33,621	$313	$33,934
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

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

During the six months ended June 30, 2013, there were no transfers in or out of the Company’s Level 1, Level 2 or Level 3 assets or liabilities.
The following table summarizes those of the Company's assets that were measured at fair value on a recurring basis as of June 30, 2013:

	Total	Level 1	Level 2	Level 3
Asset:
Money market funds as cash equivalents	$6,163	6,163	—	—
The following table summarizes those of the Company's assets that were measured at fair value on a recurring basis as of December 31, 2012:

	Total	Level 1	Level 2	Level 3
Asset:
Money market funds as cash equivalents	$5,642	5,642	—	—
4. Goodwill and Other Intangibles
Goodwill
At June 30, 2013, the Company had recorded $215,869 of goodwill. Goodwill is evaluated for impairment on an annual basis (as of October 1), or more frequently if events or changes in circumstances indicate that an impairment loss may have occurred. The Company’s operations consist of one reporting unit, which is evaluated during each goodwill impairment test.
The Company completed its most recent qualitative impairment analysis as of October 1, 2012. Among the factors included in this qualitative assessment were general economic conditions and the competitive environment, actual and expected financial performance, including consideration of the Company's revenue growth and operating results year-over-year, forward-looking business measurements, external market conditions, the Company's stock-price performance compared to overall market and industry peers, market capitalization and other relevant entity-specific events. Based on the results of the qualitative assessment, the Company concluded that it is more likely than not that the fair value of its reporting unit is higher than its carrying amount and that, therefore, performance of the two-step quantitative impairment test was not necessary.
Based on the results of the Company’s most recent goodwill impairment test, management concluded that goodwill was not impaired. There have been no subsequent triggering events. However, the Company could be at risk of recording a goodwill impairment in the future if, for example, the Company’s stock price declined or the Company had a negative change in its future cash flow projections.
As of June 30, 2013, Other intangibles consisted of the following:

	Definite – Lived Intangible Assets
	Developed Technology	Customer Relationships	Trade Name	Non-Compete Agreement	Total
Net book value at December 31, 2012	$35,494	$63,328	$7,867	$61	$106,750
Acquisition made during 2013	188	93	11	250	542
Amortization	(4,069)	(7,096)	(614)	(32)	(11,811)
Net book value at June 30, 2013	$31,613	$56,325	$7,264	$279	$95,481
The Company has not identified impairment for any of the definite-lived intangible assets through June 30, 2013.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

Total intangible amortization expense is classified in each of the operating expense categories for the periods included below as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenue	$2,081	$3,089	$4,069	$6,398
Sales and marketing	3,549	3,544	7,096	7,087
General and administrative	337	304	646	609
Total	$5,967	$6,937	$11,811	$14,094
5. Fixed Assets
Fixed assets consisted of the following:

	June 30, 2013	December 31, 2012
Computer and office equipment and software	$29,264	$26,710
Furniture and fixtures	2,137	2,036
Leasehold improvements	4,998	4,321
Total fixed assets	36,399	33,067
Less: Accumulated depreciation and amortization	(24,948)	(22,422)
Fixed assets, net	$11,451	$10,645
No country outside of the United States holds greater than 10% of the Company’s total fixed assets. Depreciation expense relating to fixed assets for the three months ended June 30, 2013 and 2012 was $1,283 and $1,146, respectively, and was $2,560 and $2,271 for the six months ended June 30, 2013 and 2012, respectively.
6. Capitalized Software
Capitalized software consisted of the following:

	June 30, 2013	December 31, 2012
Capitalized software	$85,552	$83,432
Less: Impairment on capitalized software	—	(8,715)
Less: Accumulated amortization	(55,713)	(48,422)
Capitalized software, net	$29,839	$26,295
Amortization expense of capitalized software for the three months ended June 30, 2013 and 2012 was $3,738 and $3,344, respectively, and was $7,292 and $6,499 for the six months ended June 30, 2013 and 2012, respectively.
During 2012, the Company recorded an impairment loss on capitalized software of $8,715. We recorded an impairment loss in conjunction with our strategic review as management decided at that time to replace certain server-based systems with SaaS-based solutions.
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

	June 30, 2013	December 31, 2012
Sales commissions and bonuses	$9,277	$9,838
Professional fees	1,735	2,103
Deferred rent	212	298
Accrued vacation	850	522
Other accrued expenses	7,657	7,559
Total accrued expenses and other current liabilities	$19,731	$20,320
8. Income Tax
The Company's effective tax rates for the three and six month period ended June 30, 2013 were 22.2% and 25.0%, respectively. These effective tax rates differ from the U.S. Federal statutory tax rate due primarily to stock-based compensation expenses for incentive stock options ("ISOs") and the Company's 2010 Employee Stock Purchase Plan ("2010 ESPP") that are not tax-deductible, foreign income taxes and state and local income taxes, offset by federal and state research and development tax credits and tax benefits from ISO disqualifications. In addition, the three and six-month effective tax rates at June 30, 2013 were increased by the out-of-period adjustment discussed in Note 1 above.

The Company's effective tax rates for the three and six month period ended June 30, 2012 were 42.3% and 34.9%, respectively. These effective tax rates differ from the U.S. Federal statutory tax rate due primarily to stock-based compensation expenses for ISOs and the 2010 ESPP that are not tax-deductible, foreign income taxes and state and local income taxes, offset by state research and development tax credits and tax benefits from ISO disqualifications.

In the second quarter, the Company concluded an audit by the U.S. Internal Revenue Service ("IRS") of its U.S. Federal income tax returns for the years ended December 31, 2006 through 2009. The Company has received Notices of Proposed Adjustment for 2006, 2007 and 2008 from the IRS disallowing $58.3 million of foreign branch losses on the basis that they constitute dual consolidated losses in the U.S. and the Company is not entitled to reasonable cause relief for its late election filings. The Company disagrees with the proposed adjustments and has filed an appeal. Management believes that it is more likely than not that the Company's position with respect to these adjustments will be sustained.

Unrecognized tax benefits totaled $3,889 and $3,335 at June 30, 2013 and December 31, 2012, respectively. Management does not expect that the balance of unrecognized tax benefits will significantly increase or decrease over the next twelve months.

The Company's tax reserves for uncertain tax positions of $4,040 (including interest and penalties of $151) are included within "Other long term liabilities" on the June 30, 2013 Consolidated Balance Sheet.
9. Debt
Debt consisted of the following:

	June 30, 2013	December 31, 2012
First Lien Credit Agreement ("First Lien Credit Facility")	$75,308	$75,719
Other financing arrangements	417	549
Less: current portion (First Lien Credit Facility)	(75,308)	(821)
Less: current portion (Other financing arrangements)	(225)	(209)
Total long-term debt	$192	$75,238
In the second quarter of 2013 the Company classified the balance of $75,308 of long-term debt related to the First Lien Credit Facility to current liabilities because the First Lien Credit Agreement expires June 15, 2014. Based on available market information, the estimated fair value of the Company’s total debt was approximately $75,913 and $76,647 as of June 30, 2013 and December 31, 2012, respectively. These fair value measurements were determined using Level 2 observable inputs. The estimated fair value of the Company’s other financing arrangements approximates the carrying value at each reporting period.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

First Lien Credit Facility
The First Lien Credit Facility provides for term loans in the aggregate principal amount of $135,000. Principal payments are due on the last day of each quarter, with the first payment made on September 30, 2007 and the final installment (which will include the remaining balance) due on June 15, 2014. Additionally, the First Lien Credit Facility includes a requirement for mandatory prepayments based on annual excess free cash flow. Term loans under the First Lien Credit Agreement, as amended, bear interest at the higher of the Eurodollar Rate (as defined in the agreement) or 1.50%, plus 4.25% per annum. At June 30, 2013, the interest rate on the First Lien Credit Facility was 6.00%. At June 30, 2012, the interest rate on the First Lien Credit Facility was 5.75%.
The First Lien Credit Facility limits annual consolidated capital expenditures, including amounts related to capitalized software, and restricted the ability to borrow against the now expired revolving line of credit if a consolidated EBITDA ratio is not achieved. The agreement also contains other positive and negative covenants. The Company was in compliance with these covenants as of June 30, 2013 and December 31, 2012.
On April 6, 2012, the Company entered into Amendment No. 3 (the "Third Amendment") to the First Lien Credit Facility. The Third Amendment amends certain provisions of the First Lien Credit Facility to, among other things, increase the capital expenditures limit from $21,000 to $35,000 per year through the remainder of the term. As provided for in the Third Amendment, the Company prepaid $15,000 of the outstanding balance on the First Lien Credit Facility. As a result, the quarterly installment payment beginning June 30, 2012 decreased from $246 to $205 for the remaining term of the loan.
The First Lien Credit Facility also provided for a $15.0 million revolving line of credit, which expired on June 15, 2013. The obligations previously covered by our revolving line of credit, which primarily were related to our operating lease agreements related to our various office locations, were replaced under a separate cash collateralized facility under which we provided the bank with $2.5 million and they provided certain of our landlords with separate letters of credit for each location. This facility expires on June 3, 2014 and as such is classified as current restricted cash on our balance sheet. In May 2013, a requirement for a $0.8 million standby letter of credit related to our corporate charge card utilized by executives and certain other employees was terminated.
10. Derivative Financial Instrument
Interest Rate Swap Transaction
The Company historically maintained an interest rate swap agreement that fixed the interest rate on the credit facility. This interest rate swap agreement matured as of June 30, 2012. The Company recognized a gain on the interest rate swap of $1,455 for the six months ended June 30, 2012, which is included in "Other expense (income), net" on the Company's Consolidated Statement of Operations.
In prior periods, the fair value of the interest rate swap was measured each reporting period and included a credit valuation adjustment that reflected consideration of the Company’s credit risk, since the interest rate swap was in a liability position. The Company recorded $6 in credit valuation adjustments during the six months ended June 30, 2012.
11. Employee Stock Plans
The Company maintains several share-based compensation plans, which are more fully described in the Company's Annual Report on 10-K for the fiscal year ended December 31, 2012.
Total stock-based compensation expense related to all of the Company’s stock awards was included in various operating expense categories for the periods included below, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenue	$149	$92	$317	$200
Product development	311	330	631	672
Sales and marketing	312	257	622	600
General and administrative	1,240	1,012	2,558	1,564
Total	$2,012	$1,691	$4,128	$3,036

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

The following table summarizes the weighted average values of the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expected volatility	52.1%	59.4%	51.7%	59.4%
Expected life of option	6.09 years	6.01 years	6.10 years	6.07 years
Risk free interest rate	1.0%	1.0%	1.0%	1.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
The following table summarizes stock option activity for the six months ended June 30, 2013:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	5,541,130	$6.80
Granted	408,500	6.45
Exercised	(13,921)	3.04
Forfeited	(473,205)	6.93
Outstanding at March 31, 2013	5,462,504	$6.77
Granted	200,000	5.88
Exercised	(16,255)	3.25
Forfeited	(117,749)	9.60
Outstanding at June 30, 2013	5,528,500	$6.69
At June 30, 2013, the aggregate intrinsic value of stock options outstanding was $9,444 and the aggregate intrinsic value of stock options exercisable was $3,865. At June 30, 2012, the aggregate intrinsic value of stock options outstanding was $1,941 and the aggregate intrinsic value of stock options exercisable was $1,849. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the calculated fair value of the awards as of each respective period-end date.
The following table summarizes non-vested stock option activity for the six months ended June 30, 2013:

	Shares	Weighted Average Grant Date Fair Value
Non-vested options outstanding at December 31, 2012	3,816,020	$3.60
Granted	408,500	3.19
Vested	(381,543)	3.58
Forfeited	(57,535)	3.68
Non-vested options outstanding at March 31, 2013	3,785,442	$3.53
Granted	200,000	2.90
Vested	(317,536)	3.56
Forfeited	(88,034)	3.90
Non-vested options outstanding at June 30, 2013	3,579,872	$3.48
At June 30, 2013 and 2012, there was $11,153 and $11,657, respectively, of total unrecognized compensation cost related to non-vested stock options, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 3.1 and 3.3 years, respectively. Stock-based compensation expense for the Company's stock options under the 2007 Stock Option and Grant Plan and 2010 Equity Incentive Plan was $1,185 and $1,085 during the three months ended June 30, 2013 and 2012, respectively, and was $2,558 and $1,598 during the six months ended June 30, 2013 and 2012, respectively.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

Restricted Stock Awards ("RSAs")
Information concerning RSAs outstanding under the 2010 Equity Incentive Plan is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at December 31, 2012	625,800	$4.35
Vested shares of Common Stock	(41,504)	4.52
Non-vested shares at March 31, 2013	584,296	$4.33
Vested shares of Common Stock	(41,510)	4.52
Non-vested shares at June 30, 2013	542,786	$4.32
The aggregate intrinsic value of RSAs outstanding at June 30, 2013 and 2012 was $3,941 and $2,313, respectively. The intrinsic value for RSAs is calculated based on the market price of the Company’s stock as of each period-end date.
At June 30, 2013 and 2012, there was $1,220 and $1,979, respectively, of total unrecognized compensation cost related to non-vested RSAs, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.8 and 2.9 years, respectively. Stock-based compensation expense for the Company’s RSAs granted under the 2007 Stock Option and Grant Plan and 2010 Equity Incentive Plan during the three and six months ended June 30, 2013 was $374 and $788, respectively, as compared to $391 and $728 during the three and six months ended June 30, 2012, respectively.
On February 1, 2012, the Company granted 500,000 restricted shares of Common Stock to its Chief Executive Officer, Ronald W. Hovsepian, pursuant to his employment agreement. Vesting of this award is based upon the achievement of specified stock performance and service thresholds. The Company performed a Monte-Carlo simulation to calculate the fair value of this award to be $2,121, with a derived service period of 3.8 years. The assumptions used to perform this Monte-Carlo simulation were consistent with those utilized in the Company’s Black-Scholes valuations for stock options, specifically: expected volatility of 60.32%, risk-free interest rate of return of 0.72% and a dividend yield of 0.0%. Stock-based compensation expense related to this award for the three and six months ended June 30, 2013 was $186 and $373, respectively, as compared to $186 and $310 for the three and six months ended June 30, 2012, respectively.
Restricted Stock Units ("RSUs")
The following table summarizes RSU activity for the six months ended June 30, 2013:

	Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs at December 31, 2012	446,456	$7.34
Granted	679,934	6.58
Vested and issued	(44,174)	15.64
Forfeited	(4,750)	4.34
Non-vested RSUs at March 31, 2013	1,077,466	$6.53
Granted	25,000	5.78
Vested and issued	(9,506)	13.82
Forfeited	(15,427)	4.75
Non-vested RSUs at June 30, 2013	1,077,533	$6.48
The aggregate intrinsic value of RSUs outstanding at June 30, 2013 and 2012 was $7,823 and $821, respectively. The intrinsic value for RSUs is calculated based on the market price of the Company's Common Stock as of each period-end date.
At June 30, 2013 and 2012, there was $6,036 and $1,662, respectively, of total unrecognized compensation cost related to non-vested RSUs, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 3.6 and 3.4 years, respectively. Stock-based compensation expense for the Company’s RSUs granted under the 2010 Equity Incentive Plan during

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

the three and six months ended June 30, 2013 was $454 and $852, respectively, as compared to $161 and $578 during the three and six months ended June 30, 2012, respectively.
Modification of Awards
During the three months ended March 31, 2012, pursuant to separation agreements for two individuals, the Company extended the vesting terms for certain outstanding equity awards beyond the individuals' separation dates, resulting in modification of the awards for accounting purposes. As a result of the extended vesting terms and remeasurement of the modified awards, the Company recorded an additional $675 in stock-based compensation costs during the three months ended March 31, 2012. In addition, during the three months ended March 31, 2012, the Company reversed $1,358 of compensation costs expensed in prior periods related to the forfeiture of unvested options by the two individuals previously referenced. During the six months ended June 30, 2013 and during the three months ended June 30, 2012, no equity awards were modified.
2010 Employee Stock Purchase Plan
As originally adopted in 2010, a maximum of 400,000 shares of the Company's Common Stock have been reserved for issuance under the Company's 2010 Employee Stock Purchase Plan (the "ESPP"). As of April 1, 2013, there were 33,261 shares available for grant under the ESPP. Due to the limited number of shares available for grant, the Company suspended participation in and no shares were issued under the ESPP in the second quarter of 2013. On April 24, 2013, the Board adopted, subject to the approval of the Company's shareholders, an amendment and restatement to the ESPP that would have the effect of increasing the number of shares of Common Stock available for purchase under the ESPP by 600,000 shares to 1,000,000 shares. The Company has reopened participation in the ESPP for the third quarter of 2013.
During the three months ended June 30, 2013 no shares were issued under the ESPP. During the three months ended June 30, 2012, 53,640 shares were issued under the ESPP at a price of $3.72 per share, which represented 85% of the market price of the Common Stock on June 30, 2012, the exercise date, which was lower than the market price of the Common Stock on April 2, 2012, the offering date.
During the six months ended June 30, 2013, 32,450 shares were issued under the ESPP at a price of $5.41 per share, which represented 85% of the market price of the Common Stock on March 28, 2013, the exercise date, which was lower than the market price of the Common Stock on January 2, 2013, the offering date.
During the three months ended June 30 2012, the weighted average grant-date fair value of the employee stock purchase plan rights ("ESPP rights") arising from elections made by ESPP participants was $1.21. The fair value of ESPP rights that vested during the three and six months ended June 30, 2013 was $47, as compared to $54 and $131 during the three and six months ended June 30, 2012, respectively.
The fair value for the ESPP rights was estimated using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expected volatility	N/A	40.0%	40.2%	50.0%
Expected life	N/A	0.24 years	0.23 years	0.24 years
Risk free interest rate	N/A	0.08%	0.08%	0.05%
Expected dividend yield	N/A	0.00%	0.00%	0.00%
At June 30, 2013 and 2012, there were no outstanding ESPP rights due to the exercise date of the offering period being the last business day of the fiscal quarter. Therefore, there is no aggregate intrinsic value of ESPP rights at June 30, 2013 and 2012. Additionally, as of June 30, 2013 and 2012, there was no unrecognized compensation cost related to non-vested ESPP rights, as all of the ESPP rights were vested at June 30, 2013.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

12. Net (Loss) Income per Share
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net (loss) income per share of Common Stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net (loss)	$(4,358)	$(9,029)	$(8,913)	$(14,613)
Denominator:
Basic shares:
Weighted-average common shares outstanding	55,018,219	54,290,995	54,966,284	54,241,433
Diluted shares:
Weighted-average shares used to compute basic net (loss) income per share	55,018,219	54,290,995	54,966,284	54,241,433
Effect of potentially dilutive securities:
Options to purchase Common Stock	—	—	—	—
Unvested shares of RSAs	—	—	—	—
Unvested shares of RSUs	—	—	—	—
Weighted-average shares used to compute diluted net income (loss) per share	55,018,219	54,290,995	54,966,284	54,241,433
Net (loss) per share:
Basic	$(0.08)	$(0.17)	$(0.16)	$(0.27)
Diluted	$(0.08)	$(0.17)	$(0.16)	$(0.27)
The following outstanding options to purchase Common Stock, unvested shares under restricted stock awards and unvested shares issuable upon settlement of restricted stock units were excluded from the computation of diluted net (loss) per share for the periods presented as their effect would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Options to purchase Common Stock	5,528,500	4,257,158	5,528,500	4,257,158
Unvested shares of RSAs	542,786	527,989	542,786	527,989
Unvested shares issuable upon settlement of RSUs	1,077,533	187,517	1,077,533	187,517
13. Related Party Transactions
Affiliates of one of the Company's largest shareholders, TA Associates, L.P. (which is now part of TA Associates Management, L.P.) are also our customers. These affiliates made payments to us in connection with their purchase of our services using the Intralinks platform. Revenue generated from TA Associates, L.P. and its affiliates for the three and six months ended June 30, 2013 totaled approximately $60 and $115, respectively. Revenue generated from TA Associates, L.P. and its affiliates for the three and six months ended June 30, 2012 totaled approximately $49 and $97, respectively. At June 30, 2013 and 2012, amounts due from TA Associates, L.P. and its affiliates totaled approximately $7 and $0, respectively.

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
Securities Class Action. On December 5, 2011, the Company became aware of a purported class action lawsuit filed in the U.S. District Court for the Southern District of New York (the "SDNY" or the "Court") against the Company and certain of its then current and former executive officers. The complaint (the "Wallace Complaint") alleges that the defendants made false and misleading statements or omissions in violation of the Securities Exchange Act of 1934, as amended. The plaintiff seeks unspecified compensatory damages for the purported class of purchasers of the Company's Common Stock during the period from February 17, 2011 through November 10, 2011 (the "Allegation Period"). On December 27, 2011, a second purported class action complaint, which makes substantially the same claims as, and is related to, the Wallace Complaint, was filed in the SDNY against the Company and certain of its current and former executive officers seeking similar unspecified compensatory damages for the Allegation Period.  On April 3, 2012, the Court consolidated the actions and appointed Plumbers and Pipefitters National Pension Fund as lead plaintiff, and also appointed lead counsel in the consolidated action ("Consolidated Exchange Act Class Action").  On June 15, 2012, the lead plaintiff filed an amended complaint, that in addition to the original allegations made in the Wallace Complaint, alleges that the Company, certain of its current and former officers and directors, and the underwriters in the Company's April 6, 2011 stock offering issued a registration statement and prospectus in connection with the offering that contained untrue statements of material fact or omitted material information required to be stated therein in violation of the Securities Act of 1933, as amended.  The defendants filed their motion to dismiss the action on July 31, 2012 and, in response to the lead plaintiff opposition to the defendants' motions filed on September 17, 2012, the defendants filed their replies to plaintiff's opposition on October 10, 2012.  On May 8, 2013, the Court issued an opinion dismissing claims based on certain allegations in the complaint, but otherwise denied defendants' motions to dismiss.  On June 28, 2013, defendants filed their answers to the Wallace Complaint. The Company believes that these claims are without merit and intends to defend these lawsuits vigorously.
Dixon Derivative Action.  On December 28, 2011, a shareholder derivative complaint was filed in the SDNY against the Company and certain of its current and former directors. The complaint (the "Dixon Action") alleges that the defendants breached their fiduciary duties by causing the Company to issue materially false and misleading statements about the Company's business prospects, financial condition and performance during the same Allegation Period alleged in the Wallace Complaint. On June 6, 2013, the parties filed a stipulation with the SDNY agreeing to stay all proceedings in the Dixon Action, including discovery, until ninety days after the SDNY issues a scheduling order in the Wallace Consolidated Class Action. The Company believes that the claims in the Dixon Action are without merit and intends to defend this lawsuit vigorously.
Horbal Derivative Action. On April 16, 2012, a second shareholder derivative complaint (the "Horbal Action") was filed in the Supreme Court of the State of New York in New York County ("New York State Court") against the Company and certain of its current and former directors and officers. The Horbal Action makes substantially the same claims as, and is related to, the Dixon Action, except that it alleges violations of state law. On April 24, 2012, one of the director defendants removed the Horbal Action to the SDNY, and on May 7, 2012, it was assigned to the same judge as in the Dixon Action. On May 22, 2012, the plaintiff in the Horbal Action moved to remand the case to New York State Court. On June 8, 2012, defendant filed an opposition to remand, and the plaintiff filed a reply on June 15, 2012. On March 11, 2013, the SDNY granted plaintiff's motion to remand, and the case is currently pending in New York State Court. On June 6, 2013, the parties filed a stipulation with the New York State Court agreeing to stay all proceedings in the Horbal Action, including discovery, until ninety days after the SDNY issues a scheduling order in the Wallace Consolidated Class Action. The Company believes the claims in the Horbal Action are without merit and intends to defend this lawsuit vigorously.
Levine Shareholder Demand Letter. The Company received a shareholder demand letter, dated May 16, 2013, demanding that the Company's Board take action to remedy alleged breaches of fiduciary duty by current and former directors and officers of the Company. These alleged breaches are based on the same alleged misconduct in the complaints in the Wallace, Dixon, and Horbal Actions. The letter specifically demands that the Company's Board undertake an independent internal investigation into the alleged breaches and commence a civil action against each of the allegedly breaching current and former directors and officers. On June 26, 2013, the Company's Board created a Demand Committee to conduct an investigation into the allegations in the Levine demand letter.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

SEC Investigation. On July 10, 2013, the Company announced that it received written notification from the SEC that the SEC's investigation into the Company, as previously disclosed, has been terminated and that no enforcement action has been recommended against the Company. The investigation commenced on August 4, 2011 upon the SEC's request for certain documents related to the Company's business from January 1, 2011 through August 4, 2011.
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as well as our reports on Form 8-K and other publicly available information. Amounts in tabular format are presented in thousands, except per share data, or as otherwise indicated.
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
We deliver our solutions entirely through a multi-tenant SaaS architecture in which a single instance of our software serves all of our customers. We sell our solutions directly through a field team with industry-specific expertise and an inside sales team, and indirectly through a customer referral network and channel partners. During the six months ended June 30, 2013, we generated $112.8 million in revenue, of which approximately 40% was derived from sales across 63 countries outside of the United States.
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

Our management relies on the key performance indicators set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. We discuss revenue under "Results of Operations," and cash flow provided by operating activities, including deferred revenue, under "Liquidity and Capital Resources." Other measures of our performance, including adjusted gross margin, adjusted operating income, adjusted net income, adjusted EBITDA and adjusted EBITDA margin and free cash flow are defined and discussed under "Non-GAAP Financial Measures" below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Consolidated Statement of Operations Data:
Total revenue	$57,742	$53,765	$112,763	$104,550
Non-GAAP gross margin	75.8%	75.7%	75.7%	76.0%
Non-GAAP adjusted operating income	$3,824	$3,961	$7,509	$6,747
Non-GAAP adjusted net income	$1,475	$868	$2,512	$1,920
Non-GAAP adjusted EBITDA	$8,845	$8,452	$17,361	$15,517
Non-GAAP adjusted EBITDA margin	15.3%	15.7%	15.4%	14.8%
Consolidated Balance Sheet Data:
Deferred revenue at June 30 (1)	$44,766	$42,705	$44,766	$42,705
Consolidated Statement of Cash Flows Data:
Cash flows provided by operations	$11,826	$17,197	$19,757	$18,725
Free cash flow	$4,871	$7,097	$5,632	$2,454

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
Management defines its non-GAAP financial measures as follows:

•	Non-GAAP gross margin represents the corresponding GAAP measure adjusted to exclude (1) stock-based compensation expense and (2) amortization of intangible assets, if any.

•
Non-GAAP adjusted operating income represents the corresponding GAAP measure adjusted to exclude (1) stock-based compensation expense, (2) amortization of intangible assets, (3) impairment charges or asset write-offs and (4) costs related to public stock offerings, if any.

•
Non-GAAP adjusted net income represents the corresponding GAAP measure adjusted to exclude (1) stock-based compensation expense, (2) amortization of intangible assets, (3) impairment charges or asset write-offs, (4) costs related to debt repayments and (5) costs related to public stock offerings, if any. Non-GAAP adjusted net income is calculated using an estimated long-term effective tax rate.

•	Non-GAAP net income per share represents non-GAAP adjusted net income (defined above) divided by dilutive shares outstanding.

•
Non-GAAP adjusted EBITDA represents net (loss) income adjusted to exclude (1) interest expense, (2) income tax provision (benefit), (3) depreciation and amortization, (4) amortization of intangible assets, (5) stock-based compensation expense, (6) amortization of debt issuance costs, (7) other expense (income), net, (8) impairment charges or asset write-offs and (9) costs related to public stock offerings, if any.

•	Free cash flow represents cash flow from operations less capital expenditures and capitalized software development costs.
Management believes that these non-GAAP financial measures, when viewed with our results under U.S. GAAP and the accompanying reconciliations, provide useful information about our period-over-period growth and provide additional information that is useful for evaluating our operating performance. In addition, free cash flow provides management with useful information for managing the cash needs of our business. Management also believes that these non-GAAP financial measures provide a more meaningful comparison of our operating results against those of other companies in our industry, as well as on a period-to-period basis, because these measures exclude items that are not representative of our operating performance, such as amortization of intangible assets, interest expense and fair value adjustments to the interest rate swap that matured as of June 30, 2012. Management believes that including these costs in our results of operations results in a lack of comparability between our operating results and those of our peers in the industry, the majority of which are not highly leveraged and do not have comparable amortization costs related to intangible assets. However, non-GAAP gross margin, non-GAAP adjusted operating income, non-GAAP adjusted net income, non-GAAP adjusted net income per share, non-GAAP adjusted EBITDA and free cash flow are not measures of financial performance under U.S. GAAP and, accordingly, should not be considered as alternatives to gross margin, operating income, net income (loss), and cash flows provided by operations as indicators of operating performance.

The table below provides reconciliations between the non-GAAP financial measures discussed above to the comparable U.S. GAAP measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gross profit	$41,519	$37,543	$80,973	$72,824
Gross margin	71.9%	69.8%	71.8%	69.7%
Cost of revenue – stock-based compensation expense	149	92	317	200
Cost of revenue – amortization of intangible assets	2,081	3,089	4,069	6,398
Non-GAAP gross profit	$43,749	$40,724	$85,359	$79,422
Non-GAAP gross margin	75.8%	75.7%	75.7%	76.0%
Loss from operations	$(4,155)	$(13,044)	$(8,430)	$(18,760)
Stock-based compensation expense	2,012	1,691	4,128	3,036
Amortization of intangible assets	5,967	6,937	11,811	14,094
Impairment on capitalized software	—	8,377	—	8,377
Non-GAAP adjusted operating income	$3,824	$3,961	$7,509	$6,747
Net loss before income tax	$(5,600)	$(15,652)	$(11,888)	$(22,457)
Stock-based compensation expense	2,012	1,691	4,128	3,036
Amortization of intangible assets	5,967	6,937	11,811	14,094
Impairment on capitalized software	—	8,377	—	8,377
Costs related to debt repayments	—	47	—	47
Non-GAAP adjusted net income before tax	2,379	1,400	4,051	3,097
Non-GAAP income tax provision	904	532	1,539	1,177
Non-GAAP adjusted net income	$1,475	$868	$2,512	$1,920
Net loss	$(4,358)	$(9,029)	$(8,913)	$(14,613)
Interest expense	1,152	1,938	2,274	4,074
Income tax benefit	(1,242)	(6,623)	(2,975)	(7,844)
Depreciation and amortization	5,021	4,491	9,852	8,770
Amortization of intangible assets	5,967	6,937	11,811	14,094
Stock-based compensation expense	2,012	1,691	4,128	3,036
Impairment on capitalized software	—	8,377	—	8,377
Amortization of debt issuance costs	104	223	216	414
Other expense (income), net(1)	189	447	968	(791)
Non-GAAP adjusted EBITDA	$8,845	$8,452	$17,361	$15,517
Non-GAAP adjusted EBITDA margin	15.3%	15.7%	15.4%	14.8%
Cash flow provided by operations	$11,826	$17,197	$19,757	$18,725
Capital expenditures	(1,475)	(5,517)	(3,289)	(5,919)
Capitalized software development costs	(5,480)	(4,583)	(10,836)	(10,352)
Free cash flow	$4,871	$7,097	$5,632	$2,454

(1)	"Other expense (income), net" primarily includes fair value adjustments to our interest rate swap which matured as of June 30, 2012 and foreign currency transaction gains and losses.

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
Among the estimates we review, we evaluate those related to the determination of the fair value of stock options and estimated forfeitures of equity-based awards, the fair value of our reporting unit, valuation of intangible assets (and their related useful lives), fair value of financial instruments, certain components of the income tax provisions, including valuation allowances on the Company's deferred tax assets, accruals for certain compensation expenses, allowances for doubtful accounts and reserves for customer credits. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from those estimates under different assumptions or conditions. Financial results could be materially different if other methodologies were used or if management modified its assumptions.
During the six months ended June 30, 2013, there were no material changes to our significant accounting policies from those contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
The following is a discussion of our revenue recognition accounting policy and our goodwill impairment analysis.
Revenue Recognition
We derive revenue principally through fixed commitment contracts under which we provide customers various services, including access to our cloud-based Intralinks platform, which includes our Intralinks exchanges, as well as related customer support and other services.
We currently sell our services under service contracts that we consider either "subscription" or "transaction" arrangements, as follows:

•
Subscription arrangements include those customer contracts with an initial term of 12 months or more that automatically renew for successive terms of at least 12 months. Because some long-term customers will not accept automatic renewal terms, we also consider among our subscription customers those whose contracts have been extended upon mutual agreement for at least one renewal term of at least 12 months. We believe subscription arrangements appeal mainly to customers that have integrated our service into their business processes and plan to use our service offerings for a series of expected projects or on an ongoing basis. Subscription arrangements afford customers of our exchange products several benefits, including the ability to manage the creation, opening and closing of any number of exchanges at their convenience during the commitment period, and potentially lower pricing than they would generally be charged under a single-event contract.

•
Transaction arrangements include those customer contracts having an initial term of less than 12 months. We also consider transaction customers to be those first-time customers whose contracts do not have an automatic renewal clause and who have not yet renewed their contracts by mutual agreement. We believe these types of arrangements appeal mainly to customers who have a single discrete project. Unlike subscription contracts, which generally renew for at least one year at a time, transaction contracts continue in effect after their initial term on a month-to-month basis, until the customer terminates, often by closing the relevant exchange.

Revenue from both subscription and transaction contracts is recognized ratably over the contracted service period, provided that there is persuasive evidence of an arrangement, the service has been provided to the customer, collection is reasonably assured, the amount of fees to be paid by the customer is fixed or determinable and we have no significant remaining obligation at the completion of the contracted term. In circumstances where we have a significant remaining obligation after completion of the initial contract term, revenue is recognized ratably over the extended service period. Our contracts do not contain general rights of return. Certain of our contracts contain customer acceptance clauses, in which case revenue is deferred until acceptance occurs.
Under most subscription arrangements for our exchange offering, an annual fixed commitment fee is determined based on the aggregate value of the expected number of exchanges required over the term, the type of exchanges expected to be opened, the number of users that are expected to access each exchange and the volume of data expected to be managed in the exchanges. We bill customers with annual commitment fees in advance, generally in four equal quarterly installments. Similarly, a transaction contract for a single project will have a fee covering services for the expected duration of the project, for which we generally bill customers in full, in advance, upon the commencement of the contract. Subscription and transaction fees payable in advance are recorded initially in accounts receivable, or cash upon their collection, and deferred revenue, until such time that the relevant revenue recognition criteria have been met for such amounts to be included in revenue.

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
We offer our services to customers through single-element and multiple-element arrangements, some of which contain offerings for optional services, including document scanning, data archiving and other professional services. In accordance with the FASB's guidance on multiple-deliverable arrangements, we have evaluated the deliverables in our arrangements to determine whether they represent separate units of accounting and, specifically, whether the deliverables have value to our customers on a standalone basis. We have determined that the services delivered to customers under our existing arrangements generally represent a single unit of accounting. Revenue for optional services is recognized as delivered, or as completed, provided that the general revenue recognition criteria described above are met. We will continue to evaluate the nature of the services offered to customers under our fixed commitment contracts, as well as our pricing practices, to determine if a change in policy regarding multiple-element arrangements and related disclosures is warranted in future periods.
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
From time to time, we agree to sales concessions with our customers, a reserve for which is estimated based on historical patterns of actual credits issued. Expenses associated with maintaining this reserve are recorded as a reduction to revenue.

Deferred revenue represents the billed but unearned portion of existing contracts for services to be provided. Deferred revenue does not include the unbilled portion of existing contractual commitments of our customers. Accordingly, the deferred revenue balance does not represent the total contract value of outstanding arrangements. Amounts that have been invoiced but not yet collected are recorded as revenue or deferred revenue, as appropriate, and are included in our accounts receivable balances. Deferred revenue that will be recognized during the subsequent 12-month period is classified as "Deferred revenue," with the remaining portion as non-current deferred revenue as a component of "Other long term liabilities" on the Consolidated Balance Sheets.
Goodwill Impairment Analysis
At June 30, 2013, we had $215.9 million of goodwill. Goodwill is evaluated for impairment on an annual basis, or more frequently if events or circumstances indicate that an impairment loss may have been incurred. We have one reporting unit that is evaluated in the annual impairment test, which is performed as of each October 1.
We completed our most recent impairment analysis as of October 1, 2012. Among the factors included in our qualitative assessment were: (i) our market capitalization, (ii) general economic conditions and the competitive environment, (iii) actual and expected financial performance, (iv) forward-looking business measurements, (v) external market conditions, (vi) our stock-price performance compared to overall market and industry peers and (vii) other relevant entity-specific events. Based on the results of the qualitative assessment, we concluded that it is more likely than not that the fair value of our reporting unit is more than its carrying amount and, therefore, performance of the two-step quantitative impairment test was not necessary. However, the Company could be at risk of recording a goodwill impairment in the future if, for example, the Company's stock price remained at a depressed level or the Company has a negative change in its future cash flow projections.
The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. When performing the quantitative analysis, we utilize valuation techniques consistent with the income approach and market approach to measure fair value for purposes of impairment testing. An estimate of fair value can be affected by many assumptions, requiring that management make significant judgments in arriving at these estimates, including the expected operational performance of our business in the future, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use to estimate future cash flows — including sales growth, pricing of our services, market penetration, competition, technological obsolescence, fair value of net operating loss carryforwards and discount rates — are consistent with our internal planning. Significant changes in these estimates and the related assumptions, or changes in qualitative factors affecting us in the future, could result in an impairment charge related to our goodwill.
During the six months ended June 30, 2013, we did not observe any events or circumstances arising since the date of our most recent impairment analysis that would cause us to believe that the fair value of the reporting unit is below its carrying amount as of June 30, 2013.
Recently Adopted Accounting Pronouncements
In February 2013, new accounting guidance was issued by the FASB that requires disclosures of amounts reclassified from accumulated other comprehensive income to net income. The adoption of this accounting guidance, which became effective and was adopted by the Company on January 1, 2013, had no material impact on our consolidated financial statements.
In June 2013, the FASB ratified accounting guidance proposed by the Emerging Issues Task Force that requires entities to present an unrecognized tax benefit net with certain deferred tax assets when specific requirements are met. The amendments in this updated guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is currently evaluating the effect this guidance will have on its consolidated balance sheet.
Results of Operations
The following table sets forth consolidated statements of operations data for each of the periods indicated as a percentage of total revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	28.1%	30.2%	28.2%	30.3%
Gross profit	71.9%	69.8%	71.8%	69.7%
Operating expenses:
Product development	8.1%	9.8%	8.3%	9.3%
Sales and marketing	47.2%	42.3%	46.3%	45.1%
General and administrative	23.8%	26.4%	24.7%	25.2%
Impairment of capitalized software	—%	15.6%	—%	8.0%
Total operating expenses	79.1%	94.1%	79.3%	87.6%
Loss from operations	(7.2)%	(24.3)%	(7.5)%	(17.9)%
Interest expense	2.0%	3.6%	2.0%	3.9%
Amortization of debt issuance costs	0.2%	0.4%	0.2%	0.4%
Other expense (income), net	0.3%	0.8%	0.9%	(0.8)%
Net loss before income tax	(9.7)%	(29.1)%	(10.5)%	(21.5)%
Income tax benefit	(2.2)%	(12.3)%	(2.6)%	(7.5)%
Net loss	(7.5)%	(16.8)%	(7.9)%	(14.0)%

Comparison of the Three Months Ended June 30, 2013 and 2012
Revenue
Total revenue was $57.7 million for the three months ended June 30, 2013, up $4.0 million or 7.4% from the $53.8 million for the three months ended June 30, 2012, primarily due to a 22.5% increase in M&A revenue. The following table sets forth revenue by principal market for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, the percentage increase or decrease between those periods, and the percentage of total revenue that each principal market represented for those periods:

					% Revenue
	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended June 30,
	2013	2012			2013	2012
Enterprise	$23,576	$23,364	$212	0.9%	40.8%	43.4%
M&A	26,321	21,483	4,838	22.5%	45.6%	40.0%
DCM	7,845	8,918	(1,073)	(12.0)%	13.6%	16.6%
Total Revenues	$57,742	$53,765	$3,977	7.4%	100%	100%

Enterprise — The results for the three months ended June 30, 2013 reflect an increase in Enterprise revenue of $0.2 million, or 0.9%, as compared to the three months ended June 30, 2012. The increase in Enterprise revenue is primarily driven by increased usage resulting from upsells to existing customers.
M&A — The results for the three months ended June 30, 2013 reflect an increase in M&A revenue of $4.8 million, or 22.5%, as compared to the three months ended June 30, 2012. The increase in M&A revenue for the three months ended June 30, 2013, as compared to the prior year period, reflects a higher volume of strategic business transactions, larger deal size, increased deal count and market share gains in each of the geographic regions in which we operate.
DCM — The results for the three months ended June 30, 2013 reflect a decrease in DCM revenue of $1.1 million, or 12.0%, as compared to the three months ended June 30, 2012. The results for the current period primarily reflect the net cumulative impact of 2012 cancellations on the revenue for the three months ended June 30, 2013.
We believe our revenue growth will be driven by our ongoing investments in our platform and in enhanced service offerings such as our Intralinks VIA offering, by improving our mid-market advisory firm coverage, by expanding our focus on underrepresented geographies and by increasing our overall market share in our strategic transactions business.  We believe that making continued investments in our platform, services and operational infrastructure will allow us to service more clients, including those with larger-scale requirements.
Cost of Revenue and Gross Margin
The following table presents cost of revenue, gross profit and gross margin for the three months ended June 30, 2013 compared to the three months ended June 30, 2012:

	Three Months Ended June 30,		Increase	% Increase
	2013	2012
Cost of revenue	$16,223	$16,222	$1	—%
Gross profit	$41,519	$37,543	$3,976	10.6%
Gross margin	71.9%	69.8%		2.1%

Cost of revenue for the three months ended June 30, 2013 was essentially flat as compared to the three months ended June 30, 2012. This is primarily due to (i) a $0.7 million increase in depreciation and amortization related to additional licenses and the enhancement of the our service offerings, (ii) an increase of $0.2 million in support and maintenance of servers and related equipment to support expanded capacity, and (iii) an increase of $0.2 million in contracting expenses, related primarily to additional client service personnel who were hired to improve client responsiveness and experience while achieving a lower cost per full time equivalent, which is in line with the investment strategy of our business. The increase was primarily offset by a decrease of $1.0 million of amortization of intangible assets, in accordance with the amortization schedule associated with these intangible assets. Gross margin increased 2.1% due to the fact that revenue increased by $4.0 million while the cost of revenue was essentially flat.
Operating Expenses
Total operating expenses for the three months ended June 30, 2013 decreased by approximately $4.9 million, or 9.7%, as compared to the three months ended June 30, 2012. Excluding an impairment charge taken in the second quarter of 2012 operating expenses increased by $3.5 million, or 8.2%. The following table presents the components of operating expenses for the three months ended June 30, 2013 compared to the three months ended June 30, 2012:

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2013	2012
Product development	$4,680	$5,274	$(594)	(11.3)%
Sales and marketing	27,275	22,742	4,533	19.9%
General and administrative	13,719	14,194	(475)	(3.3)%
Impairment loss on capitalized software	—	8,377	(8,377)	NM
Total operating expenses	$45,674	$50,587	$(4,913)	(9.7)%
Product Development — The results for the three months ended June 30, 2013 reflect a decrease in product development expense of $0.6 million, or 11.3%, as compared to the three months ended June 30, 2012. The decrease was primarily driven by an increase in capitalization from new product development of $1.2 million, including work on Intralinks VIA and the development of new features for existing products, partially offset by an increase in consulting expense of $0.8 million due to product architectural work.
Sales and Marketing — The results for the three months ended June 30, 2013 reflect an increase in sales and marketing expense of $4.5 million, or 19.9%, as compared to the three months ended June 30, 2012. The increase in sales and marketing expense in 2013, as compared to the prior year period, was primarily driven by (i) an increase of $2.7 million in salaries, commissions and related expense primarily due to increased headcount and performance, and (ii) an increase of $1.8 million due to the launch of Intralinks VIA and our new corporate branding.
General and Administrative — The results for the three months ended June 30, 2013 reflect a decrease in general and administrative expense of $0.5 million, or 3.3%, as compared to the three months ended June 30, 2012. The decrease in general and administrative expense in the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, was primarily driven by (i) a $1.5 million reduction in professional fees, and (ii) a $0.6 million reduction in bad debt, partially offset by (iii) an increase of $1.6 million of compensation related expense due to an increase in headcount.
Capitalized Software Impairment — The results for the three months ended June 30, 2012 included a capitalized software impairment expense of $8.4 million. We recorded an impairment loss in the three months ended June 30, 2012 in conjunction with management's decision, as part of our strategic review, to replace certain server-based systems with SaaS-based solutions.
Non-Operating Expenses
The following table presents the components of non-operating expenses for the three months ended June 30, 2013 compared to the three months ended June 30, 2012:

	Three Months Ended June 30,		(Decrease)	% (Decrease)
	2013	2012
Interest expense	$1,152	$1,938	$(786)	(40.6)%
Amortization of debt issuance costs	$104	$223	$(119)	(53.4)%
Other expense (income), net	$189	$447	$(258)	(57.7)%

Interest Expense — Interest expense for the three months ended June 30, 2013 decreased by $0.8 million, or 40.6%, compared to the three months ended June 30, 2012. The decrease was primarily driven by the maturing of the interest rate swap as of June 30, 2012 and a lower outstanding debt balance due to principal repayments.
Amortization of Debt Issuance Costs — Amortization of debt issuance costs for the three months ended June 30, 2013 decreased by $0.1 million, or 53.4%, as compared to the three months ended June 30, 2012. The decrease was driven by the amortization of certain debt issuance costs related to the proportionate amounts of debt that were repaid.
Other Expense (Income), Net — The major components of other expense (income), net in 2013 are foreign currency transaction gains and losses. In 2012, other expense (income), net also included fair value adjustments to our interest rate swap which matured as of June 30, 2012. Other expense (income), net for the three months ended June 30, 2013 was $0.2 million, primarily driven by foreign currency transaction losses. Other expense (income), net for the three months ended June 30, 2012 was $0.4 million, comprised of a $0.8 million gain associated with the interest rate swap and $1.2 million in foreign currency transaction losses.
Income Tax (Benefit) Expense
Our effective tax rates for the three months ended June 30, 2013 and 2012 of 22.2% and 42.3%, respectively, differ from the U.S Federal statutory tax rate primarily due to stock-based compensation expenses for incentive stock options (“ISOs”) and our employee stock purchase plan (“ESPP”) that are not tax-deductible, foreign income taxes and state and local income taxes, partially offset by research and development tax credits and tax benefits from ISO disqualifications. In addition, the three-month effective tax rate at June 30, 2013 was increased by the out-of-period adjustment discussed in Note 1 above.
Comparison of the Six Months Ended June 30, 2013 and 2012
Revenue
Total revenue was $112.8 million for the six months ended June 30, 2013, up $8.2 million or 7.9% from the $104.6 million for the six months ended June 30, 2012, primarily due to a 22.1% increase in M&A revenue. The following table sets forth revenue by principal market for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, the percentage increase or decrease between those periods, and the percentage of total revenue that each principal market represented for those periods:

					% Revenue
	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)	Six Months Ended June 30,
	2013	2012			2013	2012
Enterprise	$47,513	$46,624	$889	1.9%	42.1%	44.6%
M&A	50,627	41,461	9,166	22.1%	44.9%	39.7%
DCM	14,623	16,465	(1,842)	(11.2)%	13.0%	15.7%
Total Revenues	$112,763	$104,550	$8,213	7.9%	100%	100%
Enterprise — The results for the six months ended June 30, 2013 reflect a nominal increase in Enterprise revenue as compared to the six months ended June 30, 2012.  The increase in Enterprise revenue is primarily driven by increased usage based on upsells to existing customers.
M&A — The results for the six months ended June 30, 2013 reflect an increase in M&A revenue of $9.2 million, or 22.1%, as compared to the six months ended June 30, 2012.  The increase in M&A revenue for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, reflects a higher volume of strategic business transactions, larger deal size, increased deal count and market share gains in each of the geographic regions in which we operate.
DCM — The results for the six months ended June 30, 2013 reflect a decrease in DCM revenue of $1.8 million, or 11.2%, as compared to the six months ended June 30, 2012.  The results for the current period primarily reflect the net cumulative impact of 2012 cancellations on the revenue for the six months ended June 30, 2013.
We believe our revenue growth will be driven by our ongoing investments in our platform and in enhanced service offerings such as our new Intralinks VIA offering, by improving our mid-market advisory firm coverage, by expanding our focus on underrepresented geographies and by increasing our overall market share in our strategic transactions business.  We believe that making continued investments in our platform, services and operational infrastructure will allow us to service clients more efficiently, including those with larger-scale requirements.

Cost of Revenue and Gross Margin
The following table presents cost of revenue, gross profit and gross margin for the six months ended June 30, 2013 compared to the six months ended June 30, 2012:

	Six Months Ended June 30,		Increase	% Increase
	2013	2012
Cost of revenue	$31,790	$31,726	$64	0.2%
Gross profit	$80,973	$72,824	$8,149	11.2%
Gross margin	71.8%	69.7%		2.1%
Cost of revenue for the six months ended June 30, 2013 reflects an increase in cost of revenue of $0.1 million, or 0.2%, as compared to the six months ended June 30, 2012. The increase in the six months ended June 30, 2013, as compared to the six months ended June 30, 2012 was attributed primarily to (i) a $1.5 million increase in depreciation and amortization related to additional software licenses and the enhancement of our service offerings, (ii) an increase of $0.6 million in support and maintenance of servers and related equipment to support expanded capacity, and (iii) an increase of $0.3 million in contracting expenses, related primarily to additional client service personnel in order to improve client responsiveness and experience.  These increases were offset by a decrease of $2.3 million of amortization of intangible assets, in accordance with the amortization schedule associated with these intangible assets.  Gross margin increased 2.1% due to the $8.2 million increase in revenue with an essentially flat cost of revenue.
Operating Expenses
Total operating expenses for the six months ended June 30, 2013 decreased by approximately $2.2 million, or 2.4%, as compared to the six months ended June 30, 2012. Excluding an impairment charge taken in the second quarter of 2012 operating expenses increased by $6.2 million, or 7.4%. The following table presents the components of operating expenses for the six months ended June 30, 2013 compared to the six months ended June 30, 2012:

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2013	2012
Product development	$9,358	$9,714	$(356)	(3.7)%
Sales and marketing	52,188	47,134	5,054	10.7%
General and administrative	27,857	26,359	1,498	5.7%
Impairment loss on capitalized software	—	8,377	(8,377)	NM
Total operating expenses	$89,403	$91,584	$(2,181)	(2.4)%
Product Development — The results for the six months ended June 30, 2013 reflect a decrease in product development expense of $0.4 million, or 3.7%, as compared to the six months ended June 30, 2012. The decrease was primarily driven by an increase of $1.1 million in capitalization from new product development, including work on Intralinks VIA, our new Enterprise-related content sharing and collaborative solution, as well as enhanced functionality in our DCM and M&A products. This was partially offset by an increase of $0.9 million in consulting due to product architectural work and pre-production support.
Sales and Marketing — The results for the six months ended June 30, 2013 reflect an increase in sales and marketing expense of $5.1 million, or 10.7%, as compared to the six months ended June 30, 2012.   The increase in sales and marketing expense in 2013, as compared to the six months ended June 30, 2012, was primarily driven by (i) an increase of $3.3 million in salaries, commissions and related expense primarily due to increased headcount and performance, and (ii) an increase of $2.0 million due to the launch of Intralinks VIA and our new corporate branding.
General and Administrative — The results for the six months ended June 30, 2013 reflect an increase in general and administrative expense of $1.5 million, or 5.7%, as compared to the six months ended June 30, 2012. The increase in general and administrative expense in the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, was primarily driven by an increase of $2.8 million of compensation related expense due to an increase in headcount, which was partially offset by (i) a $1.0 million reduction in software maintenance and licensing fees and (ii) a $0.8 million reduction in bad debt.
Capitalized Software Impairment — The results for the six months ended June 30, 2012 included capitalized software impairment expense of $8.4 million. We recorded an impairment loss in the six months ended June 30, 2012 in conjunction with our strategic review as management decided at that time to replace certain server-based systems with SaaS-based solutions.

Non-Operating Expenses
The following table presents the components of non-operating expenses for the six months ended June 30, 2013 compared to the six months ended June 30, 2012:

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2013	2012
Interest expense	$2,274	$4,074	$(1,800)	(44.2)%
Amortization of debt issuance costs	$216	$414	$(198)	(47.8)%
Other expense (income), net	$968	$(791)	$1,759	(222.4)%
Interest Expense — Interest expense for the six months ended June 30, 2013 decreased by $1.8 million, or 44.2%, compared to the six months ended June 30, 2012. The decrease was primarily driven by the expiration of the interest rate swap as of June 30, 2012 and a lower outstanding debt balance due to principal repayments.
Amortization of Debt Issuance Costs — Amortization of debt issuance costs for the six months ended June 30, 2013 decreased by $0.2 million, or 47.8%, as compared to the six months ended June 30, 2012. The decrease was driven by the amortization of certain debt issuance costs related to the proportionate amounts of debt that were repaid.
Other Expense (Income), Net — The major components of other expense (income), net in 2013 are foreign currency transaction gains and losses.  In 2012, this also included fair value adjustments to our interest rate swap.  Other expense (income), net for the six months ended June 30, 2013 was $1.0 million, primarily driven by currency transaction loss. Other income, net for the six months ended June 30, 2012 was $0.8 million, comprised of a $1.5 million gain associated with the interest rate swap partially offset by $0.7 million in foreign currency transaction losses.
Income Tax (Benefit) Expense
Our effective tax rates for the six months ended June 30, 2013 and 2012 of 25.0% and 34.9%, respectively, differ from the U.S Federal statutory tax rate primarily due to stock-based compensation expenses for incentive stock options (“ISOs”) and our employee stock purchase plan (“ESPP”) that are not tax-deductible, foreign income taxes and state and local income taxes, partially offset by research and development tax credits and tax benefits from ISO disqualifications. In addition, the six-month effective tax rate at June 30, 2013 was increased by the out-of-period adjustment discussed in Note 1 above.
Cash Flows

	Six Months Ended June 30,
	2013	2012
Cash and cash equivalents	$42,476	$35,423
Cash provided by operating activities	19,757	18,725
Cash (used in) provided by investing activities	(19,735)	(14,681)
Cash used in financing activities	(835)	(15,199)
Effect of exchange rates on cash and cash equivalents	(509)	(116)
Net (decrease) increase in cash and cash equivalents	$(1,322)	$(11,271)
Operating Activities
Cash flows provided by operating activities during the six months ended June 30, 2013 were $19.8 million, primarily as a result of $13.5 million in cash generated by operations and a net increase in our operating assets and liabilities of $6.3 million. The net increase in operating assets and liabilities consisted primarily of: (i) an increase of $7.6 million of accounts payable due to more effective cash management, and (ii) a $3.8 million increase in deferred revenue, partially offset by (a) an increase of $3.1 million of prepaid expenses and other current assets, due primarily to prepaid licensing costs related to software that provides enhanced functionality as compared to our historic infrastructure and more favorable vendor pricing secured from multiple vendors, and (b) an increase of $1.9 million in accounts receivable related in part to higher billings. Additionally, cash flows provided by operating activities during the six months ended June 30, 2013 consisted primarily of: (i) a net loss of $8.9 million, plus the impact of non-cash items including (a) amortization of intangible assets of $11.8 million, (b) depreciation and amortization of $9.9 million, (c) non-cash stock-based compensation expense of $4.1 million, (d) amortization of deferred costs of $0.8 million, and (e) provision for bad debts and customer credits of $0.7 million, partially offset by (f) a reduction in net deferred tax liability of $4.8 million.
Cash flows provided by operating activities during the six months ended June 30, 2012 were $18.7 million, primarily as a result of $10.2 million in cash generated by operations and a net increase in our operating assets and liabilities of $8.5 million. The net increase in operating assets and liabilities primarily consisted of: (i) a $2.4 million increase in prepaid expenses and other assets primarily related to the timing of contractual and statutory obligations, (ii) $1.3 million increase in accounts receivable, primarily driven by an increase in business activity for the period resulting in higher invoicing, (iii) an increase of $8.0 million of account payable due to timing of payments and (iv) an increase of $1.6 million of accrued expenses and other liabilities primarily driven by timing of payments. Additionally, cash flows provided by operating activities during the six months ended June 30, 2012 of $18.7 million consisted of (i) a net loss of $14.6 million, plus (ii) the impact of non-cash items including amortization of intangible assets of $14.1 million, (iii) depreciation and amortization of $8.8 million, (iv) impairment on capitalized software of $8.4 million, and (v) non-cash stock-based compensation of $3.0 million, partially offset by (vi) a realized gain on the interest rate swap of $1.5 million.
Investing Activities
Cash used in investing activities for the six months ended June 30, 2013 and for the six months ended June 30, 2012 was $19.7 million and $14.7 million, respectively. Cash used in investing activities included purchases of investments during the six months ended June 30, 2013 which totaled $25.0 million and consisted primarily of commercial paper and corporate bonds. We purchased $24.1 million of short-term investments during the six months ended June 30, 2012. The maturity of investments during the six months ended June 30, 2013 and 2012 totaled $22.4 million and $25.7 million, respectively. Cash used in investing activities related to capital expenditures for infrastructure during the six months ended June 30, 2013 and 2012 was $3.3 million and $4.6 million, respectively.
Investments in capitalized software development costs for the six months ended June 30, 2013 and 2012 were $10.8 million and $10.4 million, respectively. We anticipate capital expenditures and investments in our software development may increase in future periods, in line with our growth strategy. Capital expenditures, including capital software, are currently restricted to $35.0 million on an annual basis, under the covenants of our First Lien Credit Facility. That amount will be increased or decreased by the under or over spend, respectively, compared to the base amount from the prior year. The annual maximum capital expenditure limit may be further increased at our option, by borrowing 25% of our capital expenditure availability from the succeeding year.
We restricted $2.5 million of cash during the quarter when we replaced the obligations previously covered by our now expired revolving line of credit, which relate to our operating lease agreements for our various office locations, under a separate cash collateralized facility.
Financing Activities
Cash flows used in financing activities for the six months ended June 30, 2013 were $0.8 million primarily due to (i) $0.6 million of repayments of outstanding finance arrangements, and (ii) $0.4 million of repayments of outstanding principal on long-term debt.
Cash flows used in financing activities for the six months ended June 30, 2012 were $15.2 million, primarily consisting of $15.5 million of debt repayments made during the six months ended June 30, 2012, partially offset by $0.4 million of proceeds from the issuance of Common Stock pursuant to our 2010 ESPP and exercise of stock options.

Covenants
The borrowings under the First Lien Credit Facility are subject to certain affirmative and negative covenants, both financial and non-financial. The terms of the First Lien Credit Facility include both an annual capital expenditures limit and an annual EBITDA limit. We were in compliance with all of our financial and non-financial covenants as of June 30, 2013. These agreements also contain customary events of default, including, but not limited to, cross-defaults among these agreements. Although we currently expect to remain in compliance with these existing covenants, any breach of these covenants or a change in control could result in a default, which could cause all of the outstanding indebtedness to become immediately due and payable and terminate all commitments from our lenders to extend further credit.
Liquidity and Capital Resources
We currently use the net cash generated from operations to fund our working capital needs and our capital expenditure requirements. At June 30, 2013, we had approximately $42.5 million in cash and cash equivalents, $33.6 million in short-term investments and $38.8 million in accounts receivable, net of allowance for doubtful accounts and credit reserve. We believe that we have sufficient cash resources to continue operations for at least the next 12 to 24 months.
If the credit markets were to experience a period of disruption, as has happened in the past, that could adversely affect our access to financing, as well as our revenue growth (due to our customer base in the DCM and M&A markets).  Additionally, if the national or global economy or credit market conditions in general were to deteriorate, it is possible that those changes could adversely affect our credit ratings, which, among other things, could have a material adverse effect on our ability to obtain external financing or to refinance our existing indebtedness.

Moody's has rated our First Lien Credit Facility B1 with a stable outlook and Standard & Poor's has rated our First Lien Credit Facility B+ with a stable outlook as of June 30, 2013.
Credit rating agencies review their ratings periodically and, therefore, the credit rating assigned to us by each agency may be subject to revision at any time. Factors that can affect our credit ratings include changes in our operating performance, the economic environment, our financial position, conditions in any of our principal markets and changes in our business strategy. If weak financial market conditions or competitive dynamics cause any of these factors to deteriorate, we could see a reduction in our corporate credit rating.
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
The term loans under the First Lien Credit Agreement, as amended, bear interest at the higher of the Eurodollar Rate (as defined in the credit agreement) or 1.50% plus 4.50% per annum, resulting in an interest rate of 6.00% at June 30, 2013. Interest payments on the First Lien Credit Facility are due on the last business day of each month. The First Lien Credit Facility also provided for a $15.0 million revolving line of credit, which expired on June 15, 2013. The obligations previously covered by our revolving line of credit, which were related to our operating lease agreements related to our various office locations, were replaced under a separate cash collateralized facility under which we provided the bank with $2.5 million and they provided certain of our landlords with separate letters of credit for each location. This facility expires on June 3, 2014 and as such is classified as current restricted cash on our balance sheet. In May 2013, a requirement for a $0.8 million standby letter of credit related to our corporate charge card utilized by executives and certain other employees was terminated.
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
Additionally, in July 2007, we entered into an interest rate swap agreement to fix the interest rate on our variable rate debt at 5.43% on a beginning notional amount of $170.0 million. The notional amount amortized over the period ended June 30, 2012. In March 2009, in conjunction with the elections made on the First and Second Lien Credit Facilities variable rate bases (from three-month LIBOR to one-month LIBOR, and quarterly interest payments to monthly), we amended the interest rate swap agreement to mirror the terms of the First and Second Lien Credit Facilities. The fixed rate payable on the interest rate swap was also revised from 5.43% to 5.25%, which was the rate in effect at June 30, 2012 and 2011. The variable rate receivable was based on one-month LIBOR. Our interest rate swap agreement matured as of June 30, 2012. We recognized a gain on the interest rate swap of $1.5 million during the six months ended June 30, 2012 that is included in "Other (income), net" on our Consolidated Statement of Operations.
The First Lien Credit Agreement was originally obtained in 2007 as a $150 million facility, of which $135 million was in the form of term loans and $15 million was in the form of a revolving line of credit. In accordance with its original terms, the First Lien Credit Agreement provides that the term loans mature on June 15, 2014 and the revolving line of credit expired on June 15, 2013. This facility provided us liquidity through our initial public offering in 2010 and we have since repaid half of the original balance of these term loans.

Cash paid for interest during the six months ended June 30, 2013 and 2012 was $2.2 million and $4.1 million, respectively.
Due to the continued positive operating performance of our business, we have not needed to borrow additional amounts under our credit facilities or obtain additional financing to fund our operations and capital expenditures.
Contractual Obligations and Commitments
The following table sets forth, as of June 30, 2013, certain significant cash obligations that will affect our future liquidity.

	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 years
Long-term debt, including current portion	$75,725	$75,553	$172	$—	$—
Interest on long-term debt	4,416	4,396	20	—	—
Operating leases	25,408	4,837	7,519	5,472	7,580
Third-party hosting commitments	11,262	4,858	6,250	154	—
Other contractual commitments (including interest)	1,340	1,152	188	—	—
Total	$118,151	$90,796	$14,149	$5,626	$7,580
Long-Term Debt and Interest on Long-Term Debt
Interest on long-term debt consists of expected interest payments on the First Lien Credit Facility through its maturity date, June 15, 2014, based on assumptions regarding the amount of debt outstanding and assumed interest rates. The assumed interest rate on the First Lien Credit Facility was 6.00%, representing a 1.50% LIBOR floor plus a 4.50% spread. All of the First Lien Credit Facility is current as of June 30, 2013. The Company intends to refinance its debt on a long-term basis prior to the expiration of the First Lien Credit Facility.
Other Financing Arrangement
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
Uncertain Tax Positions
Our tax reserves for uncertain tax positions of $4.0 million (including interest and penalties of $0.1 million) are included within "Other long term liabilities" on our Consolidated Balance Sheet as of June 30, 2013.
Unrecognized tax benefits totaled $3.9 million and $3.3 million at June 30, 2013 and December 31, 2012, respectively. We do not expect that the balance of unrecognized tax benefits will significantly increase or decrease over the next twelve months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities beyond the next twelve months, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting our company, see Item 7A: "Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Our exposure related to market risk has not materially changed from that disclosed in our Annual Report.
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
Securities Class Action. On December 5, 2011, we became aware of a purported class action lawsuit filed in the U.S. District Court for the Southern District of New York, or the SDNY or the Court, against us and certain of our then current and former executive officers. The complaint, or the Wallace Complaint, alleges that the defendants made false and misleading statements or omissions in violation of the Securities Exchange Act of 1934, as amended. The plaintiff seeks unspecified compensatory damages for the purported class of purchasers of our Common Stock during the period from February 17, 2011 through November 10, 2011, or the Allegation Period. On December 27, 2011, a second purported class action complaint, which makes substantially the same claims as, and is related to, the Wallace Complaint, was filed in the SDNY against us and certain of our current and former executive officers seeking similar unspecified compensatory damages for the Allegation Period. On April 3, 2012, the Court consolidated the actions and appointed Plumbers and Pipefitters National Pension Fund as lead plaintiff, and also appointed lead counsel in the consolidated action, or the Consolidated Exchange Act Class Action. On June 15, 2012, the lead plaintiff filed an amended complaint, that in addition to the original allegations made in the Wallace Complaint, alleges that we, certain of our current and former officers and directors, and the underwriters in our April 6, 2011 stock offering issued a registration statement and prospectus in connection with the offering that contained untrue statements of material fact or omitted material information required to be stated therein in violation of the Securities Act of 1933, as amended. The defendants filed their motion to dismiss the action on July 31, 2012 and, in response to the lead plaintiff opposition to the defendants' motions filed on September 17, 2012, the defendants filed their replies to plaintiff's opposition on October 10, 2012. On May 8, 2013, the Court issued an opinion dismissing claims based on certain allegations in the complaint, but otherwise denied defendants' motions to dismiss.  On June 28, 2013, defendants filed their answers to the Wallace Complaint. We believe that these claims are without merit and intend to defend these lawsuits vigorously.
Dixon Derivative Action.  On December 28, 2011, a shareholder derivative complaint was filed in the SDNY against us and certain of our current and former directors. The complaint, or the Dixon Action, alleges that the defendants breached their fiduciary duties by causing us to issue materially false and misleading statements about our business prospects, financial condition and performance during the same Allegation Period alleged in the Wallace Complaint. On June 6, 2013, the parties filed a stipulation with the SDNY agreeing to stay all proceedings in the Dixon Action, including discovery, until ninety days after the SDNY issues a scheduling order in the Wallace Consolidated Class Action. We believe that the claims in the Dixon Action are without merit and intend to defend this lawsuit vigorously.
Horbal Derivative Action.  On April 16, 2012, a second shareholder derivative complaint, or the Horbal Action, was filed in the Supreme Court of the State of New York in New York County, or the New York State Court, against us and certain of our current and former directors and officers. The Horbal Action makes substantially the same claims as, and is related to, the Dixon Action, except that it alleges violations of state law. On April 24, 2012, one of the director defendants removed the Horbal Action to the SDNY, and on May 7, 2012, it was assigned to the same judge as in the Dixon Action. On May 22, 2012, the plaintiff in the Horbal Action moved to remand the case to New York State Court. On June 8, 2012, defendant filed an opposition to remand, and the plaintiff filed a reply on June 15, 2012. On March 11, 2013, the SDNY granted plaintiff's motion to remand, and the case is currently pending in New York State Court. On June 6, 2013, the parties filed a stipulation with the New York State Court agreeing to stay all proceedings in the Horbal Action, including discovery, until ninety days after the SDNY issues a scheduling order in the Wallace Consolidated Class Action. We believe the claims in the Horbal Action are without merit and intend to defend this lawsuit vigorously.
Levine Shareholder Demand Letter. We received a shareholder demand letter, dated May 16, 2013, demanding that our board of directors, or the Board, take action to remedy alleged breaches of fiduciary duty by current and former directors and officers. These alleged breaches are based on the same alleged misconduct in the complaints in the Wallace, Dixon, and Horbal Actions. The letter specifically demands that our Board undertake an independent internal investigation into the alleged breaches and commence a civil action against each of the allegedly breaching current and former directors and officers. On June 26, 2013, our Board created a Demand Committee to conduct an investigation into the allegations in the Levine demand letter.
SEC Investigation. On July 10, 2013, we announced that we received written notification from the SEC that the SEC's investigation, as previously disclosed, has been terminated and that no enforcement action has been recommended against us. The investigation commenced on August 4, 2011 upon the SEC's request for certain documents related to our business from January 1, 2011 through August 4, 2011.

ITEM 1A: RISK FACTORS
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this and previous Quarterly Reports on Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which could materially affect our business, financial condition or future results. There are no material changes to the risk factors described in our Annual Report.
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

* Filed herewith.
+ Attached as Exhibits 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Comprehensive (Loss) Income, (iv) the Consolidated Statement of Cash Flows and (v) related notes to these financial statements.
The XBRL related information in Exhibits 101 to this Quarterly Report on Form 10-Q shall not be deemed "filed" or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on the date set forth below by the undersigned thereunto duly authorized.

INTRALINKS HOLDINGS, INC.
Date: August 9, 2013	By: /s/ Ronald W. Hovsepian Ronald W. Hovsepian President and Chief Executive Officer
Date: August 9, 2013	By: /s/ Derek Irwin Derek Irwin Chief Financial Officer