Form 10-Q
period 2013-09-30
IntraLinks Holdings, Inc.
filed 2013-11-08
CIK 1488075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding at November 4 , 2013
Common Stock, par value $0.001 per share	55,952,538

INTRALINKS HOLDINGS, INC
QUARTERLY REPORT ON FORM 10-Q
For the quarter ended September 30, 2013

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

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
INTRALINKS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and per Share Data)
(unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$44,643	$43,798
Accounts receivable, net of allowances of $3,370 and $2,927, respectively	37,868	37,667
Investments	34,721	31,549
Deferred taxes	10,484	7,469
Restricted cash	2,442	—
Prepaid expenses and other current assets	11,127	8,992
Total current assets	141,285	129,475
Fixed assets, net	12,293	10,645
Capitalized software, net	31,558	26,295
Goodwill	215,869	215,478
Other intangibles, net	89,514	106,750
Other assets	823	1,111
Total assets	$491,342	$489,754
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,021	$4,451
Accrued expenses and other current liabilities	21,111	20,320
Deferred revenue	47,346	40,719
Current portion of long-term debt	75,328	1,030
Total current liabilities	151,806	66,520
Long-term debt	153	75,238
Deferred taxes	17,644	21,135
Other long-term liabilities	4,072	4,809
Total liabilities	173,675	167,702
Commitments and contingencies (Note 13)
Stockholders' equity:
Undesignated Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2013 and December 31, 2012	—	—
Common Stock, $0.001 par value; 300,000,000 shares authorized; 55,933,403 and 55,486,651 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	56	55
Additional paid-in capital	426,998	419,618
Accumulated deficit	(108,865)	(97,436)
Accumulated other comprehensive loss	(522)	(185)
Total stockholders' equity	317,667	322,052
Total liabilities and stockholders' equity	$491,342	$489,754
The accompanying notes are an integral part of these consolidated financial statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and per Share Data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$59,116	$54,753	$171,879	$159,303
Cost of revenue	15,919	15,209	47,709	46,935
Gross profit	43,197	39,544	124,170	112,368
Operating expenses:
Product development	4,878	5,359	14,236	15,073
Sales and marketing	27,122	23,526	79,310	70,659
General and administrative	13,844	12,453	41,701	38,812
Impairment of capitalized software	—	—	—	8,377
Total operating expenses	45,844	41,338	135,247	132,921
Loss from operations	(2,647)	(1,794)	(11,077)	(20,553)
Interest expense	1,242	1,171	3,516	5,245
Amortization of debt issuance costs	71	177	287	591
Other (income) expense, net	(662)	(689)	306	(1,478)
Net loss before income tax	(3,298)	(2,453)	(15,186)	(24,911)
Income tax benefit	(782)	(1,194)	(3,757)	(9,039)
Net loss	$(2,516)	$(1,259)	$(11,429)	$(15,872)
Net loss per common share
Basic	$(0.05)	$(0.02)	$(0.21)	$(0.29)
Diluted	$(0.05)	$(0.02)	$(0.21)	$(0.29)
Weighted average number of shares used in calculating net loss per share
Basic	55,191,868	54,391,089	55,042,305	54,291,683
Diluted	55,191,868	54,391,089	55,042,305	54,291,683

The accompanying notes are an integral part of these consolidated financial statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(2,516)	$(1,259)	$(11,429)	$(15,872)
Foreign currency translation adjustments, net of tax	112	39	(337)	(186)
Total other comprehensive income (loss), net of tax	112	39	(337)	(186)
Comprehensive loss	$(2,404)	$(1,220)	$(11,766)	$(16,058)

The accompanying notes are an integral part of these consolidated financial statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(unaudited)

	Nine Months Ended September 30,
	2013	2012
Net loss	$(11,429)	$(15,872)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,142	13,502
Stock-based compensation expense	6,225	4,831
Amortization of intangible assets	17,778	19,928
Amortization of deferred costs	1,160	1,335
Provision for bad debts and customer credits	1,058	1,443
Loss on disposal of fixed assets	—	16
Impairment of capitalized software	—	8,377
Deferred taxes	(6,298)	(11,537)
Gain on interest rate swap	—	(1,455)
Currency remeasurement (gain) loss	(107)	465
Changes in operating assets and liabilities:
Accounts receivable	(1,186)	330
Prepaid expenses and other assets	(2,430)	(3,362)
Accounts payable	3,550	(1,612)
Accrued expenses and other current liabilities	710	4,307
Deferred revenue	5,960	486
Net cash provided by operating activities	30,133	21,182
Cash flows from investing activities:
Capital expenditures	(5,432)	(6,882)
Restricted cash	(2,443)	—
Acquisition	(600)	—
Capitalized software development costs	(16,575)	(14,676)
Purchase of short-term investments	(36,477)	(31,346)
Maturity of short-term investments	32,596	31,820
Net cash used in investing activities	(28,931)	(21,084)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of common stock	1,155	476
Repayments of outstanding financing arrangements	(631)	(300)
Repayments of outstanding principal on long-term debt	(616)	(15,656)
Net cash used in financing activities	(92)	(15,480)
Effect of foreign exchange rate changes on cash and cash equivalents	(265)	(236)
Net increase (decrease) in cash and cash equivalents	845	(15,618)
Cash and cash equivalents at beginning of period	43,798	46,694
Cash and cash equivalents at end of period	$44,643	$31,076
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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary for the fair statement of the consolidated financial condition, results of operations and changes in cash flows of the Company for the interim periods presented. The Company’s historical results are not necessarily indicative of future operating results, and the results for the nine months ended September 30, 2013 are not necessarily indicative of results to be expected for the full year or for any other period.
Out-of-period Adjustments — During the financial statement close process for the three months ended June 30, 2013, the Company identified a prior period error totaling approximately $839, which was corrected and recorded as a cumulative adjustment to long-term deferred tax assets within the Consolidated Balance Sheet at June 30, 2013, and was reflected as an income tax expense within the Consolidated Statement of Operations for the three and six months ended June 30, 2013. The Company does not believe that this adjustment is material to the consolidated financial statements for any prior period. The Company also does not believe this adjustment will be material to the Company's 2013 results.
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
From time to time, the Company agrees to sales concessions with its customers for which a reserve is estimated based on historical patterns of actual credits issued. Expenses associated with maintaining this reserve are recorded as a reduction to revenue, which the Company believes represents an accurate reflection of the underlying business activity for each reporting period and is in line with the requirement that all revenue recognized during the period is earned and realizable.
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
During the nine months ended September 30, 2013, there were no material changes to the Company's significant accounting policies from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
Recent Accounting Pronouncements
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
3. Investments and Fair Value Measurements
The Company has classified its short-term investments in commercial paper and corporate bonds as held-to-maturity and, as such, has recorded them at amortized cost. Interest earned on these debt securities is included in "Other (income) expense, net" within the Consolidated Statements of Operations. The gross unrecognized holding gains and losses on these assets for the three and nine months ended September 30, 2013 were not material.
The following tables summarize these short-term investments as of September 30, 2013 and December 31, 2012:

			September 30, 2013
Security Type	Maturity	Consolidated Balance Sheet Classification	Amortized Cost
Commercial Paper	192 Days	Investments (short-term)	$2,398
Corporate Notes	37 to 318 Days	Investments (short-term)	32,323
Total			$34,721

			December 31, 2012
Security Type	Maturity	Consolidated Balance Sheet Classification	Amortized Cost
Corporate Bonds	44 to 72 Days	Cash and cash equivalents	$2,509
Commercial Paper	363 Days	Investments (short-term)	2,493
Corporate Notes	152 to 365 Days	Investments (short-term)	29,056
Total			$34,058
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
During the nine months ended September 30, 2013, there were no transfers in or out of the Company’s Level 1, Level 2 or Level 3 assets or liabilities.
The following tables summarize those of the Company's assets that were measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

		September 30, 2013
	Total	Level 1	Level 2	Level 3
Asset:
Money market funds as cash equivalents	$5,124	5,124	—	—

		December 31, 2012
	Total	Level 1	Level 2	Level 3
Asset:
Money market funds as cash equivalents	$5,642	5,642	—	—
4. Goodwill and Other Intangibles
Goodwill
At September 30, 2013, the Company had recorded $215,869 of goodwill. Goodwill is assessed for impairment annually (as of October 1) or more frequently if events or changes in circumstances indicate that this asset may be impaired. The Company’s operations consist of one reporting unit, which is evaluated during each goodwill impairment assessment.
The Company's most recently completed qualitative impairment assessment is as of October 1, 2012. Among the factors included in this qualitative assessment were general economic conditions and the competitive environment, actual and expected financial performance, including consideration of the Company's revenue growth and operating results year-over-year, forward-looking business measurements, external market conditions, the Company's stock price performance compared to overall market and industry peers, market capitalization and other relevant entity-specific events.
The Company is in the process of preparing its annual goodwill impairment assessment as of October 1, 2013 and will disclose the results of this assessment in its Annual Report on Form 10-K for the fiscal year ending December 31, 2013. There have been no triggering events since the most recently completed assessment as of October 1, 2012 to indicate that the Company could be at risk of recording a goodwill impairment.
As of September 30, 2013, Other intangibles consisted of the following:

	Definite – Lived Intangible Assets
	Developed Technology	Customer Relationships	Trade Name	Non-Compete Agreement	Total
Net book value at December 31, 2012	$35,494	$63,327	$7,868	$61	$106,750
Acquisition made during 2013	188	93	11	250	542
Amortization	(6,151)	(10,646)	(924)	(57)	(17,778)
Net book value at September 30, 2013	$29,531	$52,774	$6,955	$254	$89,514
The Company has not identified impairment for any of the definite-lived intangible assets through September 30, 2013.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

Amortization of intangible assets is classified in each of the operating expense categories as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenue	$2,082	$1,986	$6,151	$8,383
Sales and marketing	3,550	3,544	10,646	10,631
General and administrative	335	304	981	914
Total	$5,967	$5,834	$17,778	$19,928
At September 30, 2013, amortization of intangible assets for each of the next five years and thereafter is estimated to be as follows:

2013 remaining	$5,868
2014	23,470
2015	23,470
2016	23,387
2017	11,386
2018	1,249
Thereafter	684
Total	$89,514
5. Fixed Assets
Fixed assets consisted of the following:

	September 30, 2013	December 31, 2012
Computer and office equipment and software	$30,006	$26,710
Furniture and fixtures	2,180	2,036
Leasehold improvements	6,358	4,321
Total fixed assets	38,544	33,067
Less: Accumulated depreciation and amortization	(26,251)	(22,422)
Fixed assets, net	$12,293	$10,645
No country outside of the United States holds greater than 10% of the Company’s total fixed assets. Depreciation expense relating to fixed assets for the three months ended September 30, 2013 and 2012 was $1,269 and $1,384, respectively, and was $3,829 and $3,657 for the nine months ended September 30, 2013 and 2012, respectively.
6. Capitalized Software
Capitalized software consisted of the following:

	September 30, 2013	December 31, 2012
Capitalized software	$91,291	$83,432
Less: Impairment on capitalized software	—	(8,715)
Less: Accumulated amortization	(59,733)	(48,422)
Capitalized software, net	$31,558	$26,295

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

Amortization expense of capitalized software for the three months ended September 30, 2013 and 2012 was $4,021 and $3,347, respectively, and was $11,313 and $9,845 for the nine months ended September 30, 2013 and 2012, respectively.
During 2012, the Company recorded an impairment loss on capitalized software of $8,715 in conjunction with its strategic review, as management decided at that time to replace certain server-based systems with SaaS-based solutions.
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2013	December 31, 2012
Sales commissions and bonuses	$12,549	$9,838
Professional fees	1,591	2,103
Deferred rent	110	298
Accrued vacation	591	522
Other accrued expenses	6,270	7,559
Total accrued expenses and other current liabilities	$21,111	$20,320
8. Income Tax
The Company's effective tax rates for the three and nine month periods ended September 30, 2013 were 23.7% and 24.7%, respectively. These effective tax rates differ from the U.S. Federal statutory tax rate due primarily to non tax-deductible stock-based compensation expense for incentive stock options ("ISOs") and the Company's 2010 Employee Stock Purchase Plan ("2010 ESPP"), foreign income taxes and state and local income taxes, offset by federal and state research and development tax credits and tax benefits from ISO disqualifications. In addition, the nine month effective tax rate at September 30, 2013 was increased by the out-of-period adjustment discussed in Note 1 above.
The Company's effective tax rates for the three and nine month periods ended September 30, 2012 were 48.7% and 36.3%, respectively. These effective tax rates differ from the U.S. Federal statutory tax rate due primarily to non tax-deductible stock-based compensation expense for ISOs and the 2010 ESPP, foreign income taxes and state and local income taxes, offset by state research and development tax credits and tax benefits from ISO disqualifications.
In the second quarter of 2013, the Company concluded an audit by the U.S. Internal Revenue Service (“IRS”) of its U.S. Federal income tax returns for the years ended December 31, 2006 through 2009. The Company received Notices of Proposed Adjustments for 2006, 2007 and 2008 from the IRS disallowing $58.3 million of foreign branch losses on the basis that they constitute dual consolidated losses in the U.S. and the IRS is asserting that the Company is not entitled to reasonable cause relief for late election filings. The Company disagrees with the proposed adjustments and has filed an appeal. Management believes that it is more likely than not that the Company's position with respect to these adjustments will be sustained.

Unrecognized tax benefits totaled $3,847 and $3,335 at September 30, 2013 and December 31, 2012, respectively. Management does not expect that the balance of unrecognized tax benefits will significantly increase or decrease over the next twelve months.
The Company's tax reserves for uncertain tax positions of $4,005 (including interest and penalties of $158) are included within “Other long term liabilities” on the September 30, 2013 Consolidated Balance Sheet.
9. Debt
Debt consisted of the following:

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

	September 30, 2013	December 31, 2012
First Lien Credit Agreement ("First Lien Credit Facility")	$75,103	$75,719
Other financing arrangements	378	549
Less: current portion (First Lien Credit Facility)	(75,103)	(821)
Less: current portion (Other financing arrangements)	(225)	(209)
Total long-term debt	$153	$75,238
In the second quarter of 2013, the Company classified the balance of $75,103 of long-term debt related to the First Lien Credit Facility to current liabilities because the First Lien Credit Facility expires June 15, 2014. Based on available market information, the estimated fair value of the Company’s total debt was approximately $75,385 and $76,647 as of September 30, 2013 and December 31, 2012, respectively. These fair value measurements were determined using Level 2 observable inputs. The estimated fair value of the Company’s other financing arrangements approximates the carrying value at each reporting period.
First Lien Credit Facility
The First Lien Credit Facility provides for term loans in the aggregate principal amount of $135,000. Principal payments are due on the last day of each quarter, with the first payment made on September 30, 2007 and the final installment (which will include the remaining balance) due on June 15, 2014. Additionally, the First Lien Credit Facility includes a requirement for mandatory prepayments based on annual excess free cash flow. Term loans under the First Lien Credit Facility, as amended, bear interest at the higher of the Eurodollar Rate (as defined in the agreement) or 1.50%, plus 4.50% per annum. At September 30, 2013, the interest rate on the First Lien Credit Facility was 6.00%. At September 30, 2012, the interest rate on the First Lien Credit Facility was 5.75%.
The First Lien Credit Facility limits annual consolidated capital expenditures, including amounts related to capitalized software, and restricts the ability to borrow against the now expired revolving line of credit if a consolidated EBITDA ratio is not achieved. The agreement also contains other positive and negative covenants. The Company was in compliance with these covenants as of September 30, 2013 and December 31, 2012.
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
The First Lien Credit Facility also provided for a $15,000 revolving line of credit, which expired on June 15, 2013. The obligations previously covered by the Company's revolving line of credit, which were primarily related to the Company's operating lease agreements for its various office locations, were replaced under a separate cash collateralized facility under which the Company originally provided the bank with $2,464 and they provided certain of the Company's landlords with separate letters of credit for each location. The cash collateral balance is $2,442 at September 30, 2013. This facility expires on June 3, 2014 and as such is classified as current restricted cash on the Company's Consolidated Balance Sheet. In May 2013, a requirement for a $800 standby letter of credit related to the Company's corporate charge card utilized by executives and certain other employees was terminated.
10. Employee Stock Plans
Stock-based compensation expense is measured at the grant date, based on the fair value of the award and recognized as expense over the requisite service period, net of an estimated forfeiture rate. The Company maintains several stock-based compensation plans, which are more fully described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

Total stock-based compensation expense related to all of the Company’s stock awards is classified in each of the operating expense categories as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenue	$194	$121	$511	$321
Product development	342	368	973	1,041
Sales and marketing	359	225	981	825
General and administrative	1,202	1,081	3,760	2,644
Total	$2,097	$1,795	$6,225	$4,831
2010 Employee Stock Purchase Plan
As originally adopted in 2010, a maximum of 400,000 shares of the Company's Common Stock had been reserved for issuance under the Company's 2010 Employee Stock Purchase Plan (the "ESPP"). On August 9, 2013, the Company's stockholders approved a proposal that resulted in an additional 600,000 shares being made available for issuance under the ESPP, resulting in an aggregate of 1,000,000 shares being available for issuance under the ESPP. As of August 9, 2013, there were 633,261 shares available for grant under the ESPP.
During the three months ended September 30, 2013, 29,807 shares were issued under the ESPP at a price of $6.23 which represented 85% of the market price of the Common Stock on July 1, 2013, the offering date, which was lower than the market price of the Common Stock on September 30, 2013, which was the exercise date.
11. Net Loss per Share
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per share of Common Stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net loss	$(2,516)	$(1,259)	$(11,429)	$(15,872)
Denominator:
Basic shares:
Weighted-average common shares outstanding	55,191,868	54,391,089	55,042,305	54,291,683
Diluted shares:
Weighted-average shares used to compute basic net loss per share	55,191,868	54,391,089	55,042,305	54,291,683
Effect of potentially dilutive securities:
Options to purchase Common Stock	—	—	—	—
Unvested shares of RSAs	—	—	—	—
Unvested shares of RSUs	—	—	—	—
Weighted-average shares used to compute diluted net loss per share	55,191,868	54,391,089	55,042,305	54,291,683
Net loss per share:
Basic	$(0.05)	$(0.02)	$(0.21)	$(0.29)
Diluted	$(0.05)	$(0.02)	$(0.21)	$(0.29)

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

The following outstanding options to purchase Common Stock, unvested shares under restricted stock awards and unvested shares issuable upon settlement of restricted stock units were excluded from the computation of diluted net loss per share for the periods presented as their effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Options to purchase Common Stock	5,251,770	5,869,080	5,251,770	5,869,080
Unvested shares of RSAs	577,449	673,381	577,449	673,381
Unvested shares issuable upon settlement of RSUs	1,240,548	460,846	1,240,548	460,846
12. Related Party Transactions
Affiliates of one of the Company's largest shareholders, TA Associates, L.P. (which is now part of TA Associates Management, L.P.), are also customers of the Company. These affiliates made payments to the Company in connection with their purchase of its services using the Intralinks platform. Revenue generated from TA Associates, L.P. and its affiliates for the three and nine months ended September 30, 2013 totaled approximately $60 and $175, respectively. Revenue generated from TA Associates, L.P. and its affiliates for the three and nine months ended September 30, 2012 totaled approximately $49 and $146, respectively. At September 30, 2013, amounts due from TA Associates, L.P. and its affiliates totaled approximately $5. There were no amounts due from TA Associates, L.P. at December 31, 2012.
13. Commitments and Contingencies
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
Securities Class Action. On December 5, 2011, the Company became aware of a purported class action lawsuit filed in the U.S. District Court for the Southern District of New York (the "SDNY" or the "Court") against the Company and certain of its then current and former executive officers. The initial complaint (the "Wallace Complaint") alleges that the defendants made false and misleading statements or omissions in violation of the Securities Exchange Act of 1934, as amended. The plaintiff seeks unspecified compensatory damages for the purported class of purchasers of the Company's Common Stock during the period from February 17, 2011 through November 10, 2011 (the "Allegation Period"). On December 27, 2011, a second purported class action complaint, which makes substantially the same claims as, and is related to, the Wallace Complaint, was filed in the SDNY against the Company and certain of its current and former executive officers seeking similar unspecified compensatory damages for the Allegation Period.  On April 3, 2012, the Court consolidated the actions and appointed Plumbers and Pipefitters National Pension Fund as lead plaintiff, and also appointed lead counsel in the consolidated action ("Consolidated Class Action").  On June 15, 2012, the lead plaintiff filed an amended complaint (“Consolidated Class Action Complaint”), that in addition to the original allegations made in the Wallace Complaint, alleges that the Company, certain of its current and former officers and directors, and the underwriters in the Company's April 6, 2011 stock offering issued a registration statement and prospectus in connection with the offering that contained untrue statements of material fact or omitted material information required to be stated therein in violation of the Securities Act of 1933, as amended.  The defendants filed their motion to dismiss the action on July 31, 2012, and in response to the lead plaintiff’s opposition to the defendants' motions, which was filed on September 17, 2012, the defendants filed their replies to plaintiff's opposition on October 10, 2012.  On May 8, 2013, the Court issued an opinion dismissing claims based on certain allegations in the complaint, but otherwise denied defendants' motions to dismiss.  On June 28, 2013, defendants filed their answers to the Consolidated Class Action Complaint. On October 15, 2013, the Court entered the parties’ pretrial scheduling stipulation, which provided, inter alia, that the parties would fully brief any motions for summary judgment by February 17, 2015. The Company believes that these claims are without merit and intends to defend these lawsuits vigorously.
Dixon Derivative Action.  On December 28, 2011, a shareholder derivative complaint was filed in the SDNY against the Company and certain of its current and former directors. The complaint (the "Dixon Action") alleges that the defendants breached their fiduciary duties by causing the Company to issue materially false and misleading statements about the Company's business prospects, financial condition and performance during the same Allegation Period alleged in the Consolidated Class Action

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and per Share Data)
(unaudited)

Complaint. On June 6, 2013, the parties filed a stipulation with the SDNY agreeing to stay all proceedings in the Dixon Action, including discovery, until ninety days after the SDNY issues a scheduling order in the Consolidated Class Action. The Company believes that the claims in the Dixon Action are without merit and intends to defend this lawsuit vigorously.
Horbal Derivative Action. On April 16, 2012, a second shareholder derivative complaint (the "Horbal Action") was filed in the Supreme Court of the State of New York in New York County ("New York State Court") against the Company and certain of its current and former directors and officers. The Horbal Action makes substantially the same claims as, and is related to, the Dixon Action, except that it alleges violations of state law. On April 24, 2012, one of the director defendants removed the Horbal Action to the SDNY, and on May 7, 2012, it was assigned to the same judge as in the Dixon Action. On May 22, 2012, the plaintiff in the Horbal Action moved to remand the case to New York State Court. On June 8, 2012, defendant filed an opposition to remand, and the plaintiff filed a reply on June 15, 2012. On March 11, 2013, the SDNY granted plaintiff's motion to remand, and the case is currently pending in New York State Court. On June 6, 2013, the parties filed a stipulation with the New York State Court agreeing to stay all proceedings in the Horbal Action, including discovery, until ninety days after the SDNY issues a scheduling order in the Consolidated Class Action. The Company believes the claims in the Horbal Action are without merit and intends to defend this lawsuit vigorously.
Levine Shareholder Demand Letter. The Company received a shareholder demand letter, dated May 16, 2013, demanding that the Company's Board take action to remedy alleged breaches of fiduciary duty by current and former directors and officers of the Company. These alleged breaches are based on the same alleged misconduct in the complaints in the Dixon, Horbal, and Consolidated Class Actions. The letter specifically demands that the Company's Board undertake an independent internal investigation into the alleged breaches and commence a civil action against each of the allegedly breaching current and former directors and officers. On June 26, 2013, the Company's Board created a Demand Committee to conduct an investigation into the allegations in the Levine demand letter.
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
Executive Overview
Intralinks is a leading global provider of Software-as-a-Service, or SaaS, solutions for secure content management and collaboration within and among organizations. Our cloud-based solutions enable organizations to control, track, search, exchange and collaborate on time-sensitive information inside and outside the firewall, all within a secure and easy-to-use environment. Our customers rely on our cost-effective solutions to manage large amounts of confidential electronic information, accelerate information intensive business processes, reduce time to market, optimize critical information workflow, meet regulatory and risk management requirements and collaborate with business counterparties in a secure, auditable and compliant manner. We help our customers eliminate many of the inherent risks and inefficiencies of using email, fax, courier services and other existing solutions to collaborate and exchange information.
At our founding in 1996, we introduced cloud-based collaboration for the debt capital markets industry and, shortly thereafter, extended our solutions to merger and acquisition transactions. Today, we service enterprises and governmental agencies in over 60 countries across a variety of industries, including financial services, pharmaceutical, manufacturing, biotechnology, consumer, energy, telecommunications, industrial, legal, accounting, agriculture, insurance, real estate and technology, which use our solutions for the secure management and online exchange of information within and among organizations. Across all of our principal markets, we help transform a wide range of slow, expensive and information-intensive tasks into streamlined, efficient and real-time business processes.
We deliver our solutions entirely through a multi-tenant SaaS architecture in which a single instance of our software serves all of our customers. We sell our solutions directly through a field team with industry-specific expertise and an inside sales team, and indirectly through a customer referral network and channel partners. During the nine months ended September 30, 2013, we generated $171.9 million in revenue, of which approximately 41% was derived from sales across 66 countries outside of the United States.
During 2012, management initiated a business strategy review to explore long-term growth opportunities. The objective was to assess the competitive environment, identify the most attractive market opportunities, define a product roadmap and further develop our execution strategy. We have made significant progress in validating our market opportunities and aligning the Company to effectively address them. In addition, we review our strategy on a periodic basis and make adjustments as we deem necessary and appropriate. Our strategic assessments reinforce our commitment to anticipate the changing needs of our customers, industry trends and competitive forces.
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
Our management relies on the key performance indicators set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. We discuss revenue under "Results of Operations," and cash flow provided by operating activities, including deferred revenue, under "Liquidity and Capital Resources." Other measures of our performance, including adjusted gross profit, adjusted operating income, adjusted net income, adjusted EBITDA and adjusted EBITDA margin and free cash flow are defined and discussed under "Non-GAAP Financial Measures" below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Consolidated Statement of Operations Data:
Total revenue	$59,116	$54,753	$171,879	$159,303
Non-GAAP gross profit	$45,473	$41,651	$130,832	$121,072
Non-GAAP gross margin	76.9%	76.1%	76.1%	76.0%
Non-GAAP adjusted operating income	$5,417	$5,835	$12,926	$12,583
Non-GAAP adjusted net income	$2,955	$3,209	$5,467	$5,129
Non-GAAP adjusted EBITDA	$10,707	$10,567	$28,068	$26,085
Non-GAAP adjusted EBITDA margin	18.1%	19.3%	16.3%	16.4%
Consolidated Balance Sheet Data:
Deferred revenue at September 30 (1)	$47,346	$40,719	$47,346	$40,719
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$10,376	$2,457	$30,133	$21,182
Free cash flow	$2,494	$(2,830)	$8,126	$(376)

(1) Current portion only
Non-GAAP Financial Measures
This Form 10-Q includes information about certain financial measures that are not prepared in accordance with generally accepted accounting principles in the United States, or GAAP or U.S. GAAP, including non-GAAP gross profit and gross margin, non-GAAP adjusted operating income, non-GAAP adjusted net income, non-GAAP adjusted net income per share, non-GAAP adjusted EBITDA and margin and free cash flow. These non-GAAP measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies.
Management defines its non-GAAP financial measures as follows:

•	Non-GAAP gross profit represents the corresponding GAAP measure adjusted to exclude (1) stock-based compensation expense and (2) amortization of intangible assets, if any.

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

•	Non-GAAP net income per share represents non-GAAP adjusted net income (which is defined above) divided by fully diluted weighted average shares outstanding.

•
Non-GAAP adjusted EBITDA represents net loss adjusted to exclude (1) interest expense, (2) income tax provision (benefit), (3) depreciation and amortization, (4) amortization of intangible assets, (5) stock-based compensation expense, (6) amortization of debt issuance costs, (7) other (income) expense, net, (8) impairment charges or asset write-offs and (9) costs related to public stock offerings, if any.

•	Free cash flow represents net cash provided by operating activities less capital expenditures and capitalized software development costs.
Management believes that these non-GAAP financial measures, when viewed with our results under U.S. GAAP and the accompanying reconciliations, provide useful information about our period-over-period growth and provide additional information that is useful for evaluating our operating performance. In addition, free cash flow provides management with useful information for managing the cash needs of our business. Management also believes that these non-GAAP financial measures provide a more meaningful comparison of our operating results against those of other companies in our industry, as well as on a period-to-period basis, because these measures exclude items that are not representative of our operating performance, such as amortization of intangible assets, interest expense and fair value adjustments to the interest rate swap that matured as of June 30, 2012. Management believes that including these costs in our results of operations results in a lack of comparability between our operating results and those of our peers in the industry, the majority of which are not highly leveraged and do not have comparable amortization expense related to intangible assets. However, non-GAAP gross profit, non-GAAP adjusted operating income, non-GAAP adjusted net income, non-GAAP adjusted net income per share, non-GAAP adjusted EBITDA and free cash flow are not measures of financial performance under U.S. GAAP and, accordingly, should not be considered as substitutes for or superior to gross profit, loss from operations, net loss and net cash provided by operating activities as indicators of operating performance.
The table below provides reconciliations of U.S. GAAP financial measures to the non-GAAP financial measures discussed above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gross profit	$43,197	$39,544	$124,170	$112,368
Gross margin	73.1%	72.2%	72.2%	70.5%
Cost of revenue – stock-based compensation expense	194	121	511	321
Cost of revenue – amortization of intangible assets	2,082	1,986	6,151	8,383
Non-GAAP gross profit	$45,473	$41,651	$130,832	$121,072
Non-GAAP gross margin	76.9%	76.1%	76.1%	76.0%
Loss from operations	$(2,647)	$(1,794)	$(11,077)	$(20,553)
Stock-based compensation expense	2,097	1,795	6,225	4,831
Amortization of intangible assets	5,967	5,834	17,778	19,928
Impairment on capitalized software	—	—	—	8,377
Non-GAAP adjusted operating income	$5,417	$5,835	$12,926	$12,583
Net loss before income tax	$(3,298)	$(2,453)	$(15,186)	$(24,911)
Stock-based compensation expense	2,097	1,795	6,225	4,831
Amortization of intangible assets	5,967	5,834	17,778	19,928
Impairment on capitalized software	—	—	—	8,377
Costs related to debt repayments	—	—	—	47
Non-GAAP adjusted net income before tax	4,766	5,176	8,817	8,272
Non-GAAP income tax provision	1,811	1,967	3,350	3,143
Non-GAAP adjusted net income	$2,955	$3,209	$5,467	$5,129
Net loss	$(2,516)	$(1,259)	$(11,429)	$(15,872)
Interest expense	1,242	1,171	3,516	5,245
Income tax benefit	(782)	(1,194)	(3,757)	(9,039)
Depreciation and amortization	5,290	4,732	15,142	13,502
Amortization of intangible assets	5,967	5,834	17,778	19,928
Stock-based compensation expense	2,097	1,795	6,225	4,831
Impairment on capitalized software	—	—	—	8,377
Amortization of debt issuance costs	71	177	287	591
Other (income) expense, net(1)	(662)	(689)	306	(1,478)
Non-GAAP adjusted EBITDA	$10,707	$10,567	$28,068	$26,085
Non-GAAP adjusted EBITDA margin	18.1%	19.3%	16.3%	16.4%
Net cash provided by operating activities	$10,376	$2,457	$30,133	$21,182
Capital expenditures	(2,143)	(963)	(5,432)	(6,882)
Capitalized software development costs	(5,739)	(4,324)	(16,575)	(14,676)
Free cash flow	$2,494	$(2,830)	$8,126	$(376)

(1)	"Other (income) expense, net" primarily includes foreign currency transaction gains and losses and fair value adjustments to the interest rate swap that matured as of June 30, 2012.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities on an ongoing basis. The following accounting estimates are viewed by management to be critical because they require significant judgment on the part of management. Management has discussed and reviewed the development, selection and disclosure of critical accounting estimates with our Audit Committee.
Among the estimates we review, we evaluate those related to the determination of the fair value of stock options and estimated forfeitures of equity-based awards, the fair value of our reporting unit, valuation of intangible assets (and their related useful lives), fair value of financial instruments, certain components of the income tax provisions, including valuation allowances on our deferred tax assets, accruals for certain compensation expenses, allowances for doubtful accounts and reserves for customer credits. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from those estimates under different assumptions or conditions. Financial results could be materially different if other methodologies were used or if management modified its assumptions.
During the nine months ended September 30, 2013, there were no material changes to our significant accounting policies from those contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
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
Additionally, certain of our customer contracts contain provisions for set-up and implementation services relating to the customer's use of our platform. We believe that these set-up and implementation services provide value to the customer over the entire period that the exchange is active, including renewal periods, and therefore the revenue related to these services is recognized over the longer of the contract term or the estimated relationship life. We continue to evaluate from time to time the length of the amortization period of the revenue related to set up and implementation fees, as we gain more experience with customer contract renewals.
From time to time, we agree to sales concessions with our customers, a reserve for which is estimated based on historical patterns of actual credits issued. Expenses associated with maintaining this reserve are recorded as a reduction to revenue.
Deferred revenue represents the billed but unearned portion of existing contracts for services to be provided. Deferred revenue does not include the unbilled portion of existing contractual commitments of our customers. Accordingly, the deferred revenue balance does not represent the total contract value of outstanding arrangements. Amounts that have been invoiced but not yet collected are recorded as revenue or deferred revenue, as appropriate, and are included in our accounts receivable balances. Deferred revenue that will be recognized during the subsequent 12-month period is classified as "Deferred revenue," with the remaining portion as non-current deferred revenue as a component of "Other long term liabilities" on our Consolidated Balance Sheets.
Goodwill Impairment Analysis
At September 30, 2013, we had $215.9 million of goodwill. Goodwill is assessed for impairment annually (as of October 1) or more frequently if events or changes in circumstances indicate that this asset may be impaired. Our operations consist of one reporting unit, which is evaluated during each goodwill impairment assessment.
Our most recently completed qualitative impairment assessment is as of October 1, 2012. Among the factors included in this qualitative assessment were general economic conditions and the competitive environment, actual and expected financial performance, including consideration of our revenue growth and operating results year-over-year, forward-looking business measurements, external market conditions, our stock price performance compared to overall market and industry peers, market capitalization and other relevant entity-specific events.
We are in the process of preparing our annual goodwill impairment assessment as of October 1, 2013 and will disclose the results of this assessment in our Annual Report on Form 10-K for the fiscal year ending December 31, 2013. There have been no triggering events since the most recently completed assessment as of October 1, 2012 to indicate that we could be at risk of recording a goodwill impairment.
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
Recent Accounting Pronouncements
In June 2013, the FASB ratified accounting guidance proposed by the Emerging Issues Task Force that requires entities to present an unrecognized tax benefit net with certain deferred tax assets when specific requirements are met. The amendments in this updated guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are currently evaluating the effect this guidance will have on our consolidated balance sheet.
Results of Operations
The following table sets forth consolidated statements of operations data for each of the periods indicated as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	26.9%	27.8%	27.8%	29.5%
Gross profit	73.1%	72.2%	72.2%	70.5%
Operating expenses:
Product development	8.3%	9.8%	8.3%	9.5%
Sales and marketing	45.9%	43.0%	46.1%	44.4%
General and administrative	23.4%	22.7%	24.3%	24.4%
Impairment of capitalized software	—%	—%	—%	5.3%
Total operating expenses	77.5%	75.5%	78.7%	83.4%
Loss from operations	(4.5)%	(3.3)%	(6.4)%	(12.9)%
Interest expense	2.1%	2.1%	2.0%	3.3%
Amortization of debt issuance costs	0.1%	0.3%	0.2%	0.4%
Other expense (income), net	(1.1)%	(1.3)%	0.2%	(0.9)%
Net loss before income tax	(5.6)%	(4.5)%	(8.8)%	(15.6)%
Income tax benefit	(1.3)%	(2.2)%	(2.2)%	(5.7)%
Net loss	(4.3)%	(2.3)%	(6.6)%	(10.0)%

Comparison of the Three Months Ended September 30, 2013 and 2012
Revenue
Total revenue was $59.1 million for the three months ended September 30, 2013, up $4.4 million or 8.0% from the $54.8 million for the three months ended September 30, 2012, primarily due to a 19.9% increase in M&A revenue. The following table sets forth revenue by principal market for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, the percentage increase or decrease between those periods, and the percentage of total revenue that each principal market represented for those periods:

					% Revenue
	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended September 30,
	2013	2012			2013	2012
M&A	$28,670	$23,905	$4,765	19.9%	48.5%	43.7%
Enterprise	23,246	23,822	(576)	(2.4)%	39.3%	43.5%
DCM	7,200	7,026	174	2.5%	12.2%	12.8%
Total revenue	$59,116	$54,753	$4,363	8.0%	100%	100%
M&A — The results for the three months ended September 30, 2013 reflect an increase in M&A revenue of $4.8 million, or 19.9%, as compared to the three months ended September 30, 2012. The increase in M&A revenue reflects larger deal sizes, increased deal count and a gain in market share.
Enterprise — The results for the three months ended September 30, 2013 reflect a decrease in Enterprise revenue of $0.6 million, or 2.4%, as compared to the three months ended September 30, 2012. The anticipated decrease in Enterprise revenue resulted from the impact of our continued focus on refreshing and repositioning our products, including the need for enhanced functionality.
DCM — The results for the three months ended September 30, 2013 reflect an increase in DCM revenue of $0.2 million, or 2.5%, as compared to the three months ended September 30, 2012. The increase in DCM revenue primarily reflects the impact of a higher volume of loan syndication market transactions during the third quarter, partially offset by the net cumulative impact of 2012 cancellations.
We believe our revenue growth will be driven, barring unforeseen circumstances, by our ongoing investments in our platform and in enhanced service offerings such as our Intralinks VIA offering, by improving our mid-market advisory firm coverage, by expanding our focus on underrepresented geographies and by increasing our overall market share in our strategic transactions business.  We believe that our continued investments in our platform, services and operational infrastructure will allow us to service a greater number of clients more efficiently, including those with larger-scale requirements.
Cost of Revenue and Gross Profit
The following table presents cost of revenue, gross profit and gross margin for the three months ended September 30, 2013 compared to the three months ended September 30, 2012:

	Three Months Ended September 30,		Increase	% Increase
	2013	2012
Cost of revenue	$15,919	$15,209	$710	4.7%
Gross profit	$43,197	$39,544	$3,653	9.2%
Gross margin	73.1%	72.2%		0.9%
Cost of revenue for the three months ended September 30, 2013 increased $0.7 million, or 4.7%, as compared to the three months ended September 30, 2012, primarily due to a $0.8 million increase in depreciation and amortization related primarily to the enhancement of our service offerings since the second quarter. Gross margin increased 0.9% due to the fact that revenue increased by $4.4 million, driven primarily by increased revenue related to our M&A business, which was somewhat offset by a $0.7 million increase in cost of revenue.

Operating Expenses
Total operating expenses for the three months ended September 30, 2013 increased by approximately $4.5 million, or 10.9%, as compared to the three months ended September 30, 2012. The following table presents the components of operating expenses for the three months ended September 30, 2013 compared to the three months ended September 30, 2012:

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2013	2012
Product development	$4,878	$5,359	$(481)	(9.0)%
Sales and marketing	27,122	23,526	3,596	15.3%
General and administrative	13,844	12,453	1,391	11.2%
Total operating expenses	$45,844	$41,338	$4,506	10.9%
Product Development — The results for the three months ended September 30, 2013 reflect a decrease in product development expense of $0.5 million, or 9.0%, as compared to the three months ended September 30, 2012, primarily driven by a $0.8 million decrease in salaries and related expense that resulted from (i) a greater percentage of product development costs being capitalized, including work on Intralinks VIA, our new Enterprise-related content sharing and collaborative solution, as well as development of enhanced functionality in our DCM and M&A products, and (ii) the transfer of certain employees from our product development group to our general and administrative group, which occurred in 2013. This decrease was partially offset by an increase in consulting expense of $0.6 million, primarily product architectural work related to Intralinks VIA.
Sales and Marketing — The results for the three months ended September 30, 2013 reflect an increase in sales and marketing expense of $3.6 million, or 15.3%, as compared to the three months ended September 30, 2012. The increase in sales and marketing expense was primarily driven by (i) an increase of $2.3 million in salaries, commissions and related expense mostly from increased headcount and incentive compensation accruals, and (ii) an increase of $1.0 million of travel and entertainment expense related to the timing of our annual sales conference and the launch of our Intralinks VIA offering.
General and Administrative — The results for the three months ended September 30, 2013 reflect an increase in general and administrative expense of $1.4 million, or 11.2%, as compared to the three months ended September 30, 2012, primarily driven by an increase of $1.3 million in salaries and related expense due to an increase in headcount, as well as the transfer of certain employees from our product development group to our general and administrative group,which occurred in 2013.
Non-Operating Expenses
The following table presents the components of non-operating expenses for the three months ended September 30, 2013 compared to the three months ended September 30, 2012:

	Three Months Ended September 30,		Increase(Decrease)	% Increase(Decrease)
	2013	2012
Interest expense	$1,242	$1,171	$71	6.1%
Amortization of debt issuance costs	$71	$177	$(106)	(59.9)%
Other (income) expense, net	$(662)	$(689)	$27	(3.9)%
Interest Expense — Interest expense for the three months ended September 30, 2013 increased by $0.1 million, or 6.1%, as compared to the three months ended September 30, 2012, primarily due to a higher interest rate on our First Lien Credit Facility, somewhat offset by a lower outstanding debt balance due to principal repayments.
Amortization of Debt Issuance Costs — Amortization of debt issuance costs for the three months ended September 30, 2013 decreased by $0.1 million, or 59.9%, as compared to the three months ended September 30, 2012, due to certain debt issuance costs that became fully amortized in the second quarter of 2013.
Other (Income) Expense, Net — Other (income) expense, net for the three months ended September 30, 2013 and 2012 primarily relates to foreign currency transaction gains.
Income Tax Benefit
Our effective tax rates for the three months ended September 30, 2013 and 2012 of 23.7% and 48.7%, respectively, differ from the U.S. Federal statutory tax rate primarily due to non tax-deductible stock-based compensation expense for incentive stock options, or ISOs, and our employee stock purchase plan, or ESPP, foreign income taxes and state and local income taxes, partially offset by research and development tax credits and tax benefits from ISO disqualifications.

Comparison of the Nine Months Ended September 30, 2013 and 2012
Revenue
Total revenue was $171.9 million for the nine months ended September 30, 2013, up $12.6 million or 7.9% from the $159.3 million for the nine months ended September 30, 2012, primarily due to a 21.3% increase in M&A revenue. The following table sets forth revenue by principal market for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, the percentage increase or decrease between those periods, and the percentage of total revenue that each principal market represented for those periods:

					% Revenue
	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)	Nine Months Ended September 30,
	2013	2012			2013	2012
M&A	$79,297	$65,366	$13,931	21.3%	46.1%	41.0%
Enterprise	70,759	70,446	313	0.4%	41.2%	44.2%
DCM	21,823	23,491	(1,668)	(7.1)%	12.7%	14.7%
Total revenue	$171,879	$159,303	$12,576	7.9%	100%	100%
M&A — The results for the nine months ended September 30, 2013 reflect an increase in M&A revenue of $13.9 million, or 21.3%, as compared to the nine months ended September 30, 2012.  The increase in M&A revenue reflects larger deal sizes, increased deal count and market share gains in each of the geographic regions in which we operate.
Enterprise — The results for the nine months ended September 30, 2013 reflect a nominal increase in Enterprise revenue as compared to the nine months ended September 30, 2012, due primarily to increased upsells to existing customers.
DCM — The results for the nine months ended September 30, 2013 reflect a decrease in DCM revenue of $1.7 million, or 7.1%, as compared to the nine months ended September 30, 2012.  The decrease in DCM revenue primarily reflects the net cumulative impact of 2012 contract cancellations, partially offset by the impact of a higher volume of loan syndication market transactions during the third quarter.
We believe our revenue growth will be driven, barring unforeseen circumstances, by our ongoing investments in our platform and in enhanced service offerings such as our new Intralinks VIA offering, by improving our mid-market advisory firm coverage, by expanding our focus on underrepresented geographies and by increasing our overall market share in our strategic transactions business.  We believe that our continued investments in our platform, services and operational infrastructure will allow us to service a greater number of clients more efficiently, including those with larger-scale requirements.
Cost of Revenue and Gross Profit
The following table presents cost of revenue, gross profit and gross margin for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012:

	Nine Months Ended September 30,		Increase	% Increase
	2013	2012
Cost of revenue	$47,709	$46,935	$774	1.6%
Gross profit	$124,170	$112,368	$11,802	10.5%
Gross margin	72.2%	70.5%		1.7%
Cost of revenue for the nine months ended September 30, 2013 increased $0.8 million, or 1.6%, as compared to the nine months ended September 30, 2012, primarily due to (i) a $2.3 million increase in depreciation and amortization related primarily to the enhancement of our service offerings and (ii) an increase of $0.7 million in salaries and related expense, which was primarily related to incentive compensation accruals.  These increases were somewhat offset by a decrease of $2.2 million in amortization of intangible assets in accordance with the amortization schedule associated with these intangible assets.  Gross margin increased 1.7% due to the $12.6 million increase in revenue, primarily related to the growth in M&A revenue, partially offset by an increase of $0.8 million in cost of revenue.
Operating Expenses

Total operating expenses for the nine months ended September 30, 2013 increased by approximately $2.3 million, or 1.7%, as compared to the nine months ended September 30, 2012. Excluding an impairment charge taken in the second quarter of 2012, operating expenses increased by $10.7 million, or 8.6%. The following table presents the components of operating expenses for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012:

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2013	2012
Product development	$14,236	$15,073	$(837)	(5.6)%
Sales and marketing	79,310	70,659	8,651	12.2%
General and administrative	41,701	38,812	2,889	7.4%
Impairment loss on capitalized software	—	8,377	(8,377)	NM
Total operating expenses	$135,247	$132,921	$2,326	1.7%
Product Development — The results for the nine months ended September 30, 2013 reflect a decrease in product development expense of $0.8 million, or 5.6%, as compared to the nine months ended September 30, 2012, primarily driven by (i) a decrease of $2.0 million in salaries and related expense that resulted from (a) a greater percentage of product development costs being capitalized, including work on Intralinks VIA, our new Enterprise-related content sharing and collaborative solution, as well as development of enhanced functionality in our DCM and M&A products, and (b) the transfer of certain employees from our product development group to our general and administrative group, which occurred in 2013, and (ii) a decrease of $0.2 million in depreciation expense. These decreases were partially offset by an increase of $1.6 million in consulting expense, primarily related to product architectural work and pre-production support.
Sales and Marketing — The results for the nine months ended September 30, 2013 reflect an increase in sales and marketing expense of $8.7 million, or 12.2%, as compared to the nine months ended September 30, 2012, primarily driven by (i) an increase of $5.4 million in salaries, commissions and related expense mostly from increased headcount and incentive compensation accruals, (ii) an increase of $2.1 million in marketing expenses related to the launch of Intralinks VIA and our new corporate branding, and (iii) an increase of $1.2 million of professional fees related to our strategic initiatives.
General and Administrative — The results for the nine months ended September 30, 2013 reflect an increase in general and administrative expense of $2.9 million, or 7.4%, as compared to the nine months ended September 30, 2012, primarily driven by an increase of $4.0 million in salaries and related expense due to an increase in headcount, as well as the transfer of certain employees from our product development group to our general and administrative group, which occurred in 2013, partially offset by a $1.0 million reduction in software maintenance and licensing fees due, in part, to the end of an agreement.
Capitalized Software Impairment — The results for the nine months ended September 30, 2012 include an impairment loss of $8.4 million related to capitalized software. We recorded an impairment loss in the nine months ended September 30, 2012 in conjunction with our strategic review, as management decided at that time to replace certain server-based systems with SaaS-based solutions.
Non-Operating Expenses
The following table presents the components of non-operating expenses for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012:

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2013	2012
Interest expense	$3,516	$5,245	$(1,729)	(33.0)%
Amortization of debt issuance costs	$287	$591	$(304)	(51.5)%
Other (income) expense, net	$306	$(1,478)	$1,784	(120.7)%
Interest Expense — Interest expense for the nine months ended September 30, 2013 decreased by $1.7 million, or 33.0%, as compared to the nine months ended September 30, 2012. The decrease was primarily driven by the expiration of the interest rate swap as of June 30, 2012 and a lower outstanding debt balance due to principal repayments, partially offset by a higher interest rate on our First Lien Credit Facility.
Amortization of Debt Issuance Costs — Amortization of debt issuance costs for the nine months ended September 30, 2013 decreased by $0.3 million, or 51.5%, as compared to the nine months ended September 30, 2012 due to certain debt issuance costs that became fully amortized subsequent to September 30, 2012.

Other (Income) Expense, Net — Other (income) expense, net for the nine months ended September 30, 2013 primarily relates to foreign currency transaction losses. Other (income) expense, net for the nine months ended September 30, 2012 primarily relates to a $1.5 million gain associated with the fair value adjustment to our interest rate swap that matured as of June 30, 2012.
Income Tax Benefit
Our effective tax rates for the nine months ended September 30, 2013 and 2012 of 24.7% and 36.3%, respectively, differ from the U.S. Federal statutory tax rate primarily due to non tax-deductible stock-based compensation expense for ISOs and our ESPP, foreign income taxes and state and local income taxes, partially offset by research and development tax credits and tax benefits from ISO disqualifications.
The nine month effective tax rate at September 30, 2013 was increased by a prior period adjustment totaling approximately $839, which was recorded as a cumulative decrease to long-term deferred tax assets within the Consolidated Balance Sheet at June 30, 2013, and was reflected as an income tax expense within the Consolidated Statement of Operations for the three and six months ended June 30, 2013. We do not believe that this adjustment is material to the consolidated financial statements for any prior period. We also do not believe this adjustment will be material to our 2013 results.
Cash Flows

	Nine Months Ended September 30,
	2013	2012
Cash and cash equivalents	$44,643	$31,076
Net cash provided by operating activities	$30,133	$21,182
Net cash used in investing activities	(28,931)	(21,084)
Net cash used in financing activities	(92)	(15,480)
Effect of exchange rates on cash and cash equivalents	(265)	(236)
Net increase (decrease) in cash and cash equivalents	$845	$(15,618)
Operating Activities
Net cash provided by operating activities during the nine months ended September 30, 2013 was $30.1 million, as a result of $23.5 million in cash generated from results of operations, after adjusting for non-cash items, and a net increase in our operating assets and liabilities of $6.6 million. The net increase in operating assets and liabilities consisted of: (i) a $6.0 million increase in deferred revenue, and (ii) an increase of $3.6 million in accounts payable due to more effective cash management, partially offset by (a) an increase of $2.4 million of prepaid expenses and other current assets, due primarily to prepaid licensing costs related to software infrastructure, and (b) an increase of $1.2 million in accounts receivable related, in part, to higher billings. Additionally, net cash provided by operating activities during the nine months ended September 30, 2013 primarily consisted of a net loss of $11.4 million plus adjustments for non-cash items including (a) amortization of intangible assets of $17.8 million, (b) depreciation and amortization of $15.1 million, (c) stock-based compensation expense of $6.2 million, (d) amortization of deferred costs of $1.2 million, and (e) provision for bad debts and customer credits of $1.1 million, partially offset by (f) a reduction in net deferred tax liability of $6.3 million.
Net cash provided by operating activities during the nine months ended September 30, 2012 was $21.2 million, as a result of $21.1 million in cash generated from results of operations, after adjusting for non-cash items, and a net increase in our operating assets and liabilities of $0.1 million. The net increase in operating assets and liabilities consisted of an increase of $4.3 million in accrued expenses and other current liabilities primarily driven by timing of payments, partially offset by (i) an increase of $3.4 million in prepaid expenses and other current assets primarily related to the timing of contractual and statutory obligations and (ii) a decrease of $1.6 million in accounts payable due to timing of payments. Additionally, net cash provided by operating activities during the nine months ended September 30, 2012 primarily consisted of a net loss of $15.9 million, plus adjustments for non-cash items including (a) amortization of intangible assets of $19.9 million, (b) depreciation and amortization of $13.5 million, (c) impairment of capitalized software of $8.4 million, (d) stock-based compensation expense of $4.8 million, (e) provision for bad debts and customer credits of $1.4 million, and (f) amortization of deferred costs of $1.3 million, partially offset by (g) a reduction in net deferred tax liability of $11.5 million, and (h) a realized gain on the interest rate swap of $1.5 million.

Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2013 and 2012 was $28.9 million and $21.1 million, respectively. During the nine months ended September 30, 2013 and 2012, purchases of investments of $36.5 million and $31.3 million, respectively, consisted primarily of commercial paper and corporate notes. The maturity of investments during the nine months ended September 30, 2013 and 2012 totaled $32.6 million and $31.8 million, respectively. Cash used in investing activities related to capital expenditures for infrastructure during the nine months ended September 30, 2013 and 2012 was $5.4 million and $6.9 million, respectively.
Investments in capitalized software development costs for the nine months ended September 30, 2013 and 2012 were $16.6 million and $14.7 million, respectively. We anticipate capital expenditures and investments in our software development may increase in future periods, in line with our growth strategy. Capital expenditures, including capital software, are currently restricted to $35.0 million on an annual basis, under the covenants of our First Lien Credit Facility. That amount will be increased or decreased by the under- or over-spend, respectively, compared to the base amount from the prior year. The annual maximum capital expenditure limit may be further increased at our option, by borrowing 25% of our capital expenditure availability from the succeeding year.
We restricted $2.4 million of cash during the nine months ended September 30, 2013 when we replaced the obligations previously covered by our now expired revolving line of credit, which relate to our office leases for various locations, under a separate cash collateralized facility.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2013 of $0.1 million includes $0.6 million of repayments of outstanding finance arrangements and $0.6 million of repayments of outstanding principal on long-term debt, partially offset by proceeds from the exercise of stock options and issuance of common stock of $1.2 million.
Net cash used in financing activities for the nine months ended September 30, 2012 of $15.5 million includes debt repayments of $15.7 million, partially offset by $0.5 million of proceeds from the exercise of stock options and issuance of common stock.
Covenants
The borrowings under the First Lien Credit Facility are subject to certain affirmative and negative covenants, both financial and non-financial. The terms of the First Lien Credit Facility include both an annual capital expenditures limit and an annual EBITDA limit. We were in compliance with all of our financial and non-financial covenants as of September 30, 2013. These agreements also contain customary events of default, including, but not limited to, cross-defaults among these agreements. Although we currently expect to remain in compliance with these existing covenants, any breach of these covenants or a change in control could result in a default, which could cause all of the outstanding indebtedness to become immediately due and payable and terminate all commitments from our lenders to extend further credit.
Liquidity and Capital Resources
We currently use the net cash generated from operations to fund our working capital needs and our capital expenditure requirements. At September 30, 2013, we had approximately $44.6 million in cash and cash equivalents, $34.7 million in short-term investments and $37.9 million in accounts receivable, net of allowance for doubtful accounts and credit reserve. We believe that we have sufficient cash resources to continue operations for at least the next 12 to 24 months.
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
Moody's has rated our First Lien Credit Facility B1 with a stable outlook and Standard & Poor's has rated our First Lien Credit Facility B+ with a stable outlook as of September 30, 2013.
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
Our First Lien Credit Facility provided for term loans in the aggregate principal amount of $135.0 million. Prior to June 30, 2011, each quarterly installment payment was equal to $0.3 million. The terms of our First Lien Credit Facility require any voluntary prepayment of our term loans to be applied on a pro rata basis to each scheduled installment of principal. As of June 30, 2011, the quarterly installment payments decreased to $0.2 million as result of the voluntary prepayment made in April 2011. Each principal payment is due on the last day of each quarter, commencing with the quarter ended September 30, 2007 and continuing for 27 quarterly installments, with the balance due in a final installment on June 15, 2014. Additionally, the First Lien Credit Facility includes a requirement for mandatory prepayments of 50% of our excess free cash flow as measured on an annual basis. Excess free cash flow is generally defined as our adjusted EBITDA less debt service costs, capital expenditures, current income taxes paid and any cash security deposits made in respect of leases for office space, as adjusted for changes in our working capital. In line with the terms of the First Lien Credit Facility, an excess cash flow mandatory prepayment was not required for fiscal years 2011 and 2012 due to our Consolidated Leverage Ratio (as defined in the credit agreement) being less than 3.25 at December 31, 2011 and 2012.
The term loans under the First Lien Credit Facility, as amended, bear interest at the higher of the Eurodollar Rate (as defined in the credit agreement) or 1.50% plus 4.50% per annum, resulting in an interest rate of 6.00% at September 30, 2013. Interest payments on the First Lien Credit Facility are due on the last business day of each month.
The First Lien Credit Facility also provided for a $15.0 million revolving line of credit, which expired on June 15, 2013. The obligations previously covered by our revolving line of credit, which were primarily related to our operating lease agreements for our various office locations, were replaced under a separate cash collateralized facility under which we originally provided the bank with $2.5 million and the bank provided certain of our landlords with separate letters of credit for each location. The cash collateral balance is $2.4 million at September 30, 2013. This facility expires on June 3, 2014 and as such is classified as current restricted cash on our Consolidated Balance Sheet. In May 2013, a requirement for a $0.8 million standby letter of credit related to our corporate charge card utilized by executives and certain other employees was terminated.
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
In conjunction with our variable rate debt, we entered into an interest rate swap agreement to fix the interest rate, which matured on June 30, 2012. Upon maturity, we recognized a gain on the interest rate swap of $1.5 million during the nine months ended September 30, 2012 that is included in "Other (income) expense, net" on our Consolidated Statement of Operations.
The First Lien Credit Facility was originally implemented in 2007 as a $150 million facility, of which $135 million was in the form of term loans and $15 million was in the form of a revolving line of credit. In accordance with its original terms, the First Lien Credit Facility provides that the term loans mature on June 15, 2014, while the revolving line of credit expired on June 15, 2013. This facility provided us liquidity through our initial public offering in 2010 and we have since repaid half of the original balance of these term loans.
Cash paid for interest during the nine months ended September 30, 2013 and 2012 was $3.5 million and $5.2 million, respectively.
Due to the continued positive operating performance of our business, we have not needed to borrow additional amounts under our credit facilities or obtain additional financing to fund our operations and capital expenditures.

Contractual Obligations and Commitments
The following table sets forth, as of September 30, 2013, certain significant cash obligations that will affect our future liquidity.

	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 years
Long-term debt, including current portion	$75,481	$75,328	$153	$—	$—
Interest on long-term debt	3,414	3,414		—	—
Operating leases	24,714	4,690	7,516	5,543	6,965
Third-party hosting commitments	9,392	4,252	5,140	—	—
Other contractual commitments (including interest)	1,301	1,150	151	—	—
Total	$114,302	$88,834	$12,960	$5,543	$6,965
Long-Term Debt and Interest on Long-Term Debt
Interest on long-term debt consists of expected interest payments on the First Lien Credit Facility through its maturity date, June 15, 2014, based on assumptions regarding the amount of debt outstanding and assumed interest rates. The assumed interest rate on the First Lien Credit Facility was 6.00%, representing a 1.50% LIBOR floor plus a 4.50% spread. All of the First Lien Credit Facility is current as of September 30, 2013. We intend to refinance our debt on a long-term basis prior to the expiration of the First Lien Credit Facility.
Other Financing Arrangement
In June 2011, we entered into a financing arrangement in the amount of $1.2 million for third-party software, including financing costs of $0.1 million to be repaid over a term of 49 months. In December 2011, we entered into a second financing arrangement for licensing and support of internal systems in the amount of $0.2 million to be repaid over a term of 25 months.
Operating Leases and Third-party Hosting Commitments
Our principal executive office in New York, New York occupies approximately 66,832 square feet. This space is comprised of 43,304 square feet under a lease agreement that expires in July 2021 and 23,528 square feet under a sublease agreement that expires in December 2013. In addition, our facility in Charlestown, Massachusetts occupies 36,557 square feet under a lease that expires in December 2015.
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
Uncertain Tax Positions
Our tax reserves for uncertain tax positions of $4.0 million (including interest and penalties of $0.2 million) are included within “Other long term liabilities” on our Consolidated Balance Sheet as of September 30, 2013.
Unrecognized tax benefits totaled $3.8 million and $3.3 million at September 30, 2013 and December 31, 2012, respectively. We do not expect that the balance of unrecognized tax benefits will significantly increase or decrease over the next twelve months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities beyond the next twelve months, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity.
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
ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) that are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.
Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. Management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP, and our principal executive officer and principal financial officer have certified that they fairly present in all material respects our financial condition, results of operations and cash flows for each of the periods presented in this report.
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
Securities Class Action. On December 5, 2011, we became aware of a purported class action lawsuit filed in the U.S. District Court for the Southern District of New York, or the SDNY or the Court, against us and certain of our then current and former executive officers. The initial complaint, or the Wallace Complaint, alleges that the defendants made false and misleading statements or omissions in violation of the Securities Exchange Act of 1934, as amended. The plaintiff seeks unspecified compensatory damages for the purported class of purchasers of our Common Stock during the period from February 17, 2011 through November 10, 2011, or the Allegation Period. On December 27, 2011, a second purported class action complaint, which makes substantially the same claims as, and is related to, the Wallace Complaint, was filed in the SDNY against us and certain of our current and former executive officers seeking similar unspecified compensatory damages for the Allegation Period. On April 3, 2012, the Court consolidated the actions and appointed Plumbers and Pipefitters National Pension Fund as lead plaintiff, and also appointed lead counsel in the consolidated action, or the Consolidated Class Action. On June 15, 2012, the lead plaintiff filed an amended complaint, or the Consolidated Class Action Complaint, that in addition to the original allegations made in the Wallace Complaint, alleges that we, certain of our current and former officers and directors, and the underwriters in our April 6, 2011 stock offering issued a registration statement and prospectus in connection with the offering that contained untrue statements of material fact or omitted material information required to be stated therein in violation of the Securities Act of 1933, as amended. The defendants filed their motion to dismiss the action on July 31, 2012, and in response to the lead plaintiff’s opposition to the defendants' motions, which was filed on September 17, 2012, the defendants filed their replies to plaintiff's opposition on October 10, 2012. On May 8, 2013, the Court issued an opinion dismissing claims based on certain allegations in the complaint, but otherwise denied defendants' motions to dismiss.  On June 28, 2013, defendants filed their answers to the Consolidated Class Action Complaint. On October 15, 2013, the Court entered the parties’ pretrial scheduling stipulation, which provided, inter alia, that the parties would fully brief any motions for summary judgment by February 17, 2015. We believe that these claims are without merit and intend to defend these lawsuits vigorously.
Dixon Derivative Action.  On December 28, 2011, a shareholder derivative complaint was filed in the SDNY against us and certain of our current and former directors. The complaint, or the Dixon Action, alleges that the defendants breached their fiduciary duties by causing us to issue materially false and misleading statements about our business prospects, financial condition and performance during the same Allegation Period alleged in the Consolidated Class Action Complaint. On June 6, 2013, the parties filed a stipulation with the SDNY agreeing to stay all proceedings in the Dixon Action, including discovery, until ninety days after the SDNY issues a scheduling order in the Consolidated Class Action. We believe that the claims in the Dixon Action are without merit and intend to defend this lawsuit vigorously.
Horbal Derivative Action.  On April 16, 2012, a second shareholder derivative complaint, or the Horbal Action, was filed in the Supreme Court of the State of New York in New York County, or the New York State Court, against us and certain of our current and former directors and officers. The Horbal Action makes substantially the same claims as, and is related to, the Dixon Action, except that it alleges violations of state law. On April 24, 2012, one of the director defendants removed the Horbal Action to the SDNY, and on May 7, 2012, it was assigned to the same judge as in the Dixon Action. On May 22, 2012, the plaintiff in the Horbal Action moved to remand the case to New York State Court. On June 8, 2012, defendant filed an opposition to remand, and the plaintiff filed a reply on June 15, 2012. On March 11, 2013, the SDNY granted plaintiff's motion to remand, and the case is currently pending in New York State Court. On June 6, 2013, the parties filed a stipulation with the New York State Court agreeing to stay all proceedings in the Horbal Action, including discovery, until ninety days after the SDNY issues a scheduling order in the Consolidated Class Action. We believe the claims in the Horbal Action are without merit and intend to defend this lawsuit vigorously.
Levine Shareholder Demand Letter. We received a shareholder demand letter, dated May 16, 2013, demanding that our board of directors, or the Board, take action to remedy alleged breaches of fiduciary duty by current and former directors and officers. These alleged breaches are based on the same alleged misconduct in the complaints in the Dixon, Horbal, and Consolidated Class Actions. The letter specifically demands that our Board undertake an independent internal investigation into the alleged breaches and commence a civil action against each of the allegedly breaching current and former directors and officers. On June 26, 2013, our Board created a Demand Committee to conduct an investigation into the allegations in the Levine demand letter.
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
10.1 *
Lease Agreement, dated July 15, 2008, as amended by a First Amendment to Lease dated December 21, 2010 and a Letter Agreement dated May 22, 2013, by and between Schrafft Center LLC and Intralinks, Inc.

10.2 *^	Employment Agreement, dated as of April 9, 2012, by and between Intralinks Holdings, Inc. and Rainer Gawlick.
31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Calculation Linkbase Document
101.LAB+	XBRL Taxonomy Label Linkbase Document
101.PRE+	XBRL Taxonomy Presentation Linkbase Document
101.DEF+	XBRL Taxonomy Definitions Linkbase Document

* Filed herewith.
^ Indicates a management contract or compensation plan, contract or arrangement.
+ Attached as Exhibits 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Comprehensive Loss, (iv) the Consolidated Statement of Cash Flows and (v) related notes to these financial statements.
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

INTRALINKS HOLDINGS, INC.
Date: November 8, 2013	By: /s/ Ronald W. Hovsepian Ronald W. Hovsepian President and Chief Executive Officer
Date: November 8, 2013	By: /s/ Derek Irwin Derek Irwin Chief Financial Officer