Form 10-K
period 2013-12-31
IntraLinks Holdings, Inc.
filed 2014-03-13
CIK 1488075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from             to
Commission File Number 001-34832

INTRALINKS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8915510
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

150 East 42nd Street 8th Floor New York, New York	10017
(Address of principal executive offices)	(Zip Code)
(212) 543-7700
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of Each Exchange on Which registered
Common Stock, par value $0.001 per share	New York Stock Exchange
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Based on the closing price of the Registrant's common stock on June 30, 2013, the aggregate market value of its shares (based on a closing price of $7.26 per share) held by non-affiliates was $270.3 million.

The number of shares outstanding of the Registrant's common stock as of March 3, 2014 was 56,187,930. The Registrant does not have any non-voting stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference
Part III

Portions of the registrant’s Proxy Statement relating to the registrant’s 2014 Annual Meeting of Stockholders (the "2014 Proxy Statement") are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K where indicated. We expect to file the 2014 Proxy Statement with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

INTRALINKS HOLDINGS, INC
ANNUAL REPORT ON FORM 10-K
For the year ended December 31, 2013

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
Intralinks®, Intralinks Connect™, Intralinks DealNexus™, Intralinks Dealspace™, Intralinks Debtspace™, Intralinks Fundspace™, Intralinks Studyspace™, Intralinks VIA™ and other trademarks of Intralinks appearing in this Annual Report are the property of Intralinks. Other trademarks or service marks that may appear in this Annual Report are the property of their respective holders. Solely for convenience, the trademarks and trade names in this Annual Report are referred to without the ®, ™ and SM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.
Forward-Looking Statement Safe Harbor
Some of the statements in this Annual Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to our operations and are based on our current expectations, estimates and projections. Words such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “predict,” “potential,” “continue,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “goals,” “in our view” and similar expressions are used to identify these forward-looking statements. The forward-looking statements included in this Annual Report include, but are not limited to, statements about our internal control over financial reporting, our results of operations and financial condition and our plans, strategies and developments. Forward-looking statements are only predictions and, as such, are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events or our future financial performance that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Many of the reasons for these differences include changes that occur in our continually changing business environment and other important factors. These risks, uncertainties and other factors are more fully described in “Item 1A. Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part I of this Form 10-K. You are strongly encouraged to read those sections carefully as the occurrence of the events described therein and elsewhere in this report could materially harm our business. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these statements speak only as of the date they were made and, except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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
At our founding in 1996, we introduced cloud-based collaboration for the debt capital markets industry and, shortly thereafter, extended our solutions to merger and acquisition transactions. Today, we service enterprises, financial institutions and governmental agencies in 69 countries across a variety of industries, including financial services, pharmaceutical, manufacturing, biotechnology, consumer, energy, telecommunications, industrial, legal, agriculture, insurance, real estate and technology, which use our solutions for the secure management and online exchange of information within and among organizations. Across our principal markets, we help transform a wide range of slow, expensive and information-intensive tasks into streamlined, efficient and real-time business processes.
We deliver our solutions through a cloud-based model, making them available on-demand over the Internet using a multi-tenant SaaS architecture in which a single instance of our software serves all of our customers. We sell our solutions directly through a field sales team with industry-specific expertise and an inside sales team, and indirectly through a customer referral network and channel partners. In 2013, we generated $234.5 million in revenue, 41.3% of which was derived from sales across 69 countries outside of the U.S.
The Intralinks Platform
We have built a highly secure and scalable, cloud-based, multi-tenant platform upon which we develop solutions that allow our customers to collaborate, manage and exchange critical information across organizational and geographic boundaries. We integrate content management, collaboration and social networking software into one platform that supports business collaboration and content exchange. The Intralinks Platform scales from the needs of small groups and individuals within one organization to large teams of people across multiple enterprises, financial institutions and governmental agencies. Our platform helps transform a wide range of slow, expensive and information-intensive tasks into streamlined, efficient and real-time business processes. Examples include the following:

•	debt capital markets transactions, including loan syndication, agency and other financing activities;

•	due diligence for merger and acquisition transactions, initial public offerings, or IPOs, and other strategic transactions;

•	secure enterprise collaboration and file sharing by business professionals in a wide variety of industry settings;

•	private equity fundraising, hedge fund marketing and investor reporting;

•	clinical trial management support and safety document distribution;

•	life sciences drug development support and licensing;

•	contract and vendor management;

•	corporate development and board reporting; and

•	corporate banking.
Intralinks Exchanges
Intralinks exchanges facilitate collaboration within and among organizations. They integrate the capabilities of content management, collaboration and social networking software into a cohesive work environment that is accessible from the Internet. Users can also access the system from a wide variety of mobile devices, including iPads, iPhones, BlackBerry and Android-based products.
Inherent in each Intralinks exchange is the ability to manage content. This includes not only standard document management capabilities, such as the ability to monitor document use to maintain version control, but also more sophisticated permissioning capabilities such as document locking and protection, that can watermark content and control a user's ability to view, print, forward and save content stored on an Intralinks exchange. Document locking and protection can be configured for users and groups on a bulk or per document basis.
Disaster recovery services, virus scanning and protection and automated backups are included as an ongoing component of our service offering to protect and secure the Intralinks Exchange environment and its content. We also provide a comprehensive archiving service that includes a complete electronic copy of all Intralinks exchange content (e.g., files and documents), access history, historical permissions and electronic communications sent through an Intralinks Exchange. Detailed and auditable records document disclosure should any legal or other compliance challenges arise. These auditable records frequently satisfy additional company and regulatory record-keeping requirements.
Intralinks has a broad range of application solutions built on the Intralinks Platform that deliver collaboration capabilities for different user communities and use cases:
Intralinks Dealspace
Intralinks Dealspace is a virtual deal room, or VDR, solution designed for the mergers and acquisitions industry. Intralinks Dealspace is a rich application that manages the entire due diligence process, providing a secure, customizable environment for deal makers to exchange sensitive documents and information.
Intralinks Studyspace
Intralinks Studyspace is used by life sciences companies, including clinical research organizations, biotechnology companies, and pharmaceutical and medical device companies, to exchange sensitive information during research programs and drug trials to support bringing new drugs, therapies, medical devices and other medical technologies to market.
Intralinks Fundspace
Intralinks Fundspace is used by the alternative investment community to help raise capital, support investor and fund reporting and manage assets.
Intralinks Debtspace
Intralinks Debtspace is used by syndicated loan professionals to manage the entire syndicated loan process throughout the primary, secondary and agency phases. Intralinks Debtspace’s features include deal management, marketing support, reporting and amendment voting capabilities.
Intralinks VIA
We launched Intralinks VIA, a secure and scalable SaaS solution for enterprise content sharing and collaboration within and beyond the corporate firewall, in February 2013, with the offering generally available in April 2013. Designed for business collaboration in a wide variety of markets and industries, Intralinks VIA enables users to sync, share and revoke access to, or ‘unshare’ files, work efficiently on group projects, and manage content wherever it travels. Intralinks VIA enables all employees in an organization to share content and collaborate beyond the firewall in a way that adheres to management-level control, security, auditability and compliance requirements.
Intralinks VIA allows collaboration through the creation of work streams, enabling business professionals to work together on a document or project. Further, Intralinks VIA, which is accessible through a simple web-based user interface, allows users to access and share files at any time from their desktops to their mobile devices, while security and digital rights management, or DRM, capabilities ensure constant control and monitoring over the content. Intralinks VIA integrates with existing applications and systems, providing an extension of familiar tools and experiences, and the means to coordinate work across people, organizations and devices.
In January 2014, we announced Intralinks VIA Enterprise, a new version of our Intralinks VIA product that incorporates advanced capabilities of the Intralinks platform previously available in our Intralinks Connect product, which we rebranded in 2013. With Intralinks VIA Enterprise, customers can manage the full lifecycle of content, both inside and across the enterprise boundary, from ad hoc creation and editing through structured storage and publication through final archiving and disposal.
In addition to solutions built on the Intralinks Platform, we also offer:
Intralinks DealNexus
In April 2013, we announced the acquisitions of PE-Nexus and MergerID, two online deal sourcing platforms used by the mergers and acquisitions industry. In September 2013, we combined these two platforms to create DealNexus, an online platform for the deal making community that brings together qualified M&A professionals with matching deal criteria and opportunities. The DealNexus platform offers a low-cost and confidential way for deal makers to market deals broadly and then find and engage the best buyers or capital partners.

Intralinks Technology and Integration Services
The Intralinks Platform provides a technology environment for building business applications that integrates with existing enterprise software applications. Through our technology, integrators and third party developers have the ability to create and deploy new business applications customized to specific customer requirements. Additionally, they can connect and integrate Intralinks exchanges with existing content management systems and collaboration services, as well as manage workflow and information exchange between systems. Key elements include:

•
Intralinks Application Programming Interfaces, or APIs: Intralinks APIs include a broad set of functionality and a comprehensive API map to manage and control content, users, sessions and system administration. They are developed on the representational state transfer, or REST, architecture, making them web services ready. Our internal development teams use the Intralinks APIs extensively to create all of the Intralinks applications.

•
Intralinks Adapters: Intralinks Adapters are .NET applications that enable communications between Intralinks and external systems. Intralinks Adapters include pre-packaged functionality such as contact management, file management and basic system configuration.

•
Intralinks Connectors: Intralinks Connectors are designed to connect and integrate Intralinks' software with the APIs of specific external systems, like Microsoft SharePoint, EMC Documentum, and Salesforce.com. Our connectors are "out-of-the-box" offerings for external integration and include packaged services for file transfer, permissioning, reporting and workflow.

Intralinks Customer Service
Our customer-facing teams provide a range of implementation and end-user support services to ensure that our customers remain productive through the duration of their use of our services.
Implementation Services:

•
Requirements consultation and solution configuration: We engage with our customers to understand their unique business processes and analyze and identify their service requirements to assist with the optimal configuration of their Intralinks Exchange environments.

•	Project management: We develop an action and training plan to accelerate the integration and roll-out of the Intralinks solution within the customer's organization.

•	Training: We provide administrator and end-user training, including end-user certifications to meet specific industry requirements in areas such as life sciences.

•	Document scanning and upload: We provide services, as required, to organize and scan customer documents and to automate the data upload process.
Our online solutions are critical to enable time-sensitive transactions and communications. We therefore aim to provide excellent customer service to enable our customers to complete their business processes and objectives in a timely and cost-effective manner. Customer service and support is a regular component of our value proposition. As a result, our customer service team provides live support 24 hours per day, 7 days per week and 365 days per year for all users of our applications and solutions, regardless of whether they are direct customers or end users invited to use our applications and solutions by our direct customers. Our support model is a significant differentiator from alternative application providers, many of whom do not provide support beyond their direct customers' firewalls. Because many of the organizations and business processes supported by our online Intralinks exchanges and Intralinks VIA work streams are global and involve international communication and collaboration, we support customer and end user inquiries in over 140 languages.
Our Technology
We have built a highly secure and scalable, cloud-based, multi-tenant platform upon which we develop solutions that allow our customers to collaborate, manage and exchange critical information across organizational and geographic boundaries. Our third-generation Intralinks Platform is optimized to service all of our customers from a single central software instance. Unlike enterprise software vendors, we do not need to custom-build software to use our technology in different environments or to address industry-specific needs. Consequently, we do not need to manage and support multiple versions of our software, and we do not need to expend effort to customize support for different hardware, operating systems or databases. Our platform combines our proprietary code with integrated components from third-party vendors.
The Intralinks Platform can be accessed universally from a simple web browser, yet has a rich customer interface powered by Adobe Flex that supports familiar desktop tools. These include drag-and-drop capabilities, right-click menus and dynamic easy-to-use reporting features, which allow users to get started quickly and easily. We also utilize Microsoft .NET technologies for desktop integration and MOSS integration toolkits and make extensive use of Web 2.0 technologies, such as AJAX and Flash, for improved usability and performance and to deliver a rich and highly interactive experience. Our technology platform includes an integrated full text search capability that performs real time data categorization and tagging of content, along with dynamic facet generation to help users quickly navigate search results. In addition, we utilize Akamai's Terra Enterprise Solutions services to enable consistently high performance for users around the world. We also employ virtualization and load balancing technologies to enable seamless scalability of our infrastructure across all computing tiers.
We have built a highly sophisticated authentication, authorization and encryption service designed to ensure that the content stored in our system is accessible only by authorized users. We employ a wide range of technical security features, including two factor authentication using RSA Adaptive Authentication and data encryption with encoded session identifiers and passwords. Every file we transmit from an exchange is encrypted to the end user via a Secure Socket Layer, or SSL, v3 128-bit, or Transport Layer Services, or TLS, v1.2 up to 256-bit, depending on the client's browser. We also use encryption technology in our storage systems and backup tapes. We incorporate sophisticated information rights management and permissioning controls that enable our customers to control the role of and access of participants to information. Our platform also provides audit trails for compliance and access history tracking for content throughout its lifecycle.
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
Sales and Marketing
Throughout 2013, we continued to establish our inside sales capabilities to support a high-velocity sales model in order to address opportunities in the enterprise market. We are continuing to develop a sales and marketing capability aimed at accelerating the adoption of our solutions by expanding penetration of existing industries, capitalizing on new opportunities in underpenetrated or emerging markets, and by selectively increasing our geographic coverage.
Sales
We sell our solutions through a mix of field and inside sales, a referral network and a select group of channel partners. As of December 31, 2013, our direct sales, product marketing and sales support staff consisted of 260 full-time employees. Our sales representatives have extensive experience selling technology solutions into a wide variety of industries including financial services, insurance, energy and utilities and life sciences.
In addition to our direct sales force, we have established relationships with channel partners that promote, sell and support our services in specific geographies. Our channel partners include, among others, systems integrators, resellers, financial printers, services partners and consultants that resell our services directly or through referral business. Our key channel partners are located in a variety of countries including India, Japan, Brazil and South Africa.
Marketing
Marketing supports our sales efforts through thought leadership and brand awareness activities, lead generation programs, and the unique positioning of our offerings. We have developed a broad mix of marketing tools tailored for the different markets we serve. We have a deep expertise in our core strategic transactions business, where we have a leading brand and a strong market share position. Across sales and marketing, we have honed our activities to maintain and develop key relationships within the deal making community, where we have relationships that number in the high thousands. In our Enterprise business, where there are millions of potential users across many industries, we are adapting our market approach and developing new capabilities to serve the needs of that market.
Research and Development
Under our SaaS model, we maintain and support only one version of our software. Our use of common, multi-tenant application architecture enables us to provide all of our customers with a solution based on two instances of our application, Global and Japan. In addition, we are able to simultaneously upgrade all of our customers with each new software release. This enables us to focus our research and development expenditures on developing new features and functionality, rather than implementation. Our development process follows our own iterative methodology that includes elements of the Agile software development process with multiple quality control cycles to ensure high quality and on-going update capability.
As of December 31, 2013, our research and development group consisted of 124 employees based in New York, Boston and other locations.
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
Intellectual Property
We rely on a combination of patent, trademark, copyright and trade secret laws in the U.S. and other jurisdictions, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology and our brand. We have registered our "Intralinks" trademark, as well as other trademarks, with the U.S. Patent and Trademark Office and in several jurisdictions outside the U.S.
We hold seven issued U.S. patents (patent numbers 6,898,636; 7,143,175; 6,678,698; 7,233,992; 7,168,094; 7,587,504; and 7,814,537). These patents, which are scheduled to expire on various dates commencing on February 4, 2019, cover, among other things, certain processes and systems for using a computer to upload documents to a server, permission any number of recipients to view or download documents and send an automated alert and link to those recipients. Our patents contemplate broad applications of these processes, including in the context of combination of such processes with single-sign-on technology, use of the process with handheld devices, combination of the process with data encryption and customized user interfaces for private labeling, use of the processes for managing time-sensitive projects and tasks, and automatic updating of exchange contents at regular time intervals. We have filed additional patent applications containing hundreds of inventions with the U.S. Patent and Trademark Office, including one that relates to the unsharing of content. This feature allows for the sender of content that has been shared beyond the protective facilities of an enterprise to maintain control of the access to the content no matter where or to whom the content has been distributed. In this way, sharing and unsharing is easily controlled across corporate boundaries. We will continue to assess appropriate occasions for seeking patent and other intellectual property protections for those aspects of our technology and service that we believe constitute innovations providing significant competitive advantages.
Employees
As of December 31, 2013, we employed 666 full-time employees, including 260 in sales and marketing, 124 in product development, 140 in operations and support, and 142 in general and administrative.
Geographic Information
We generate revenue both within and outside the U.S. We operate globally with $137.6 million, or 58.7%, of total revenue derived from customers located in the U.S. and $96.9 million, or 41.3%, derived from customers located in various international locations, with the largest being the U.K. The amount of our long-lived assets outside of the U.S at December 31, 2013 is immaterial. Information regarding financial data by geographic segment is set forth in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements, Note 14, "Segment and Geographic Information."
Available Information
We maintain an internet website under the name www.intralinks.com. We make available, free of charge, on our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, other information and amendments to those reports, as soon as reasonably practicable after providing such reports to the Securities and Exchange Commission, or the SEC. We also make available on our website (i) the charters for the committees of our Board of Directors, including the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, and (ii) our Code of Business Conduct and Ethics governing our directors, officers and employees.
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
ITEM 1A: RISK FACTORS
The following risks and uncertainties, together with all other information in this Annual Report, including our Consolidated Financial Statements and related notes, should be considered carefully. Any of the risk factors we describe below could adversely affect our business, financial condition or results of operations and could cause the market price of our common stock to fluctuate or decline.
Risks Related to Our Business and Our Industry
Our future profitability is uncertain.
We have historically incurred significant net operating losses. As a result of these operating losses, we accumulated a deficit of $112.7 million from June 15, 2007, the date on which, through a series of transactions we refer to as the Merger, all of the outstanding equity of Intralinks, Inc. was acquired by a newly formed entity, TA Indigo Holding Corporation, which was owned by TA Associates, Inc. (now part of TA Associates Management, L.P.), Rho Capital Partners, Inc., a principal stockholder in Intralinks, Inc. since 2001, and other stockholders, including former and current officers and employees of Intralinks, Inc., through December 31, 2013. Our future profitability depends on, among other things, our ability to generate revenue in excess of our expenses. However, since our initial public offering in August 2010, we have incurred and will continue to incur as a public company significant additional legal, accounting and other expenses to which we were not subject as a private company, including expenses related to our efforts in complying with the requirements of Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank, and other public company disclosure and corporate governance requirements, responding to requests of government regulators and defending the class action and stockholder derivative lawsuits filed against us. At the same time, we have significant and continuing fixed costs relating to the maintenance of our assets and business, including our substantial debt service requirements, which we may not be able to reduce adequately to sustain our profitability if our revenue decreases. Our profitability also may be impacted by non-cash charges such as stock-based compensation charges and potential impairment of goodwill, which will negatively affect our reported financial results. Even if we achieve our profitability on an annual basis, we may not be able to achieve profitability on a quarterly basis. You should not consider prior revenue growth as indicative of our future performance. In fact, in future quarters we may not have any revenue growth and our revenue could decline. We may continue to incur significant losses in the future for a number of reasons, including the other risks described elsewhere in this Form 10-K, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Our failure to achieve and maintain our profitability could negatively impact the market price of our common stock.
We may be unable to sustain positive cash flow.
Our ability to continue to generate positive cash flow depends on our ability to generate collections from sales in excess of our cash expenditures. Our ability to generate and collect on sales can be negatively affected by many factors, including but not limited to:

•	our inability to convince new customers to use our services or existing customers to renew their contracts or use additional services;

•	the lengthening of our sales cycle;

•	changes in our customer mix;

•	a decision by any of our existing customers to cease or reduce using our services;

•	failure of customers to pay our invoices on a timely basis or at all;

•	a failure in the performance of our solutions or our internal controls that adversely affects our reputation or results in loss of business;

•	the loss of market share to existing or new competitors;

•	regional or global economic conditions affecting perceived need for or value of our services; or

•	our inability to develop new products, expand our offerings or drive adoption of our new offerings on a timely basis and thus our potentially not meeting evolving market needs.
We anticipate that we will incur increased sales and marketing and general and administrative expenses as we continue to diversify our business into new industries and geographic markets. Our business will also require significant amounts of working capital to support our growth. In addition, we face significant expenditures in connection with our public company disclosure, Sarbanes-Oxley, and other corporate governance requirements and pending class action and stockholder derivative lawsuits. We may not achieve collections from sales to offset these anticipated expenditures sufficient to maintain positive future cash flow. In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events that cause our costs to exceed our expectations. An inability to generate positive cash flow may decrease our long-term viability.
Our business may not generate sufficient cash flows from operations, or future borrowings under our credit facilities or from other sources may not be available to us, in amounts sufficient to enable us to repay our indebtedness or to fund our other liquidity needs, including capital expenditure requirements.
We cannot guarantee that we will be able to generate or obtain enough capital to service our debt and fund our planned capital expenditures and business plan. We may be more vulnerable to adverse economic conditions than less leveraged competitors and thus less able to withstand competitive pressures. Any of these events could reduce our ability to generate cash available for investment or debt repayment or to make improvements or respond to events that would enhance profitability. If we are unable to service or repay our debt when it becomes due, our lenders could seek to accelerate payment of all unpaid principal and foreclose on our assets, and we may have to take actions such as selling assets, seeking additional equity investments or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. Additionally, we may not be able to take these types of actions, if necessary, on commercially reasonable terms, or at all. The occurrence of any of these events would have a material adverse effect on our business, results of operations and financial condition.
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
Our operating results have varied significantly from quarter to quarter and may vary significantly from quarter to quarter in the future. As a result, we may not be able to accurately forecast our revenues or operating results. Our operating results may fall below market analysts' expectations in some future quarters, which could lead to downturns in the market price of our common stock. Quarterly fluctuations may result from factors such as:

•	changes in the markets that we serve;

•	changes in demand for our services;

•	rate of penetration within our existing customer base;

•	loss of customers or business from one or more customers, including from consolidations and acquisitions of customers;

•	the timing of large contracts or contract terminations;

•	increased competition;

•	changes in the mix of customer types;

•	changes in the mix of our offerings and sales channels through which they are sold;

•	changes in our standard service contracts that may affect when we recognize revenue;

•	the timing of our new product releases;

•	loss of key personnel;

•	interruption in our service resulting in a loss of revenue;

•	changes in our pricing policies or the pricing policies of our competitors;

•	costs of developing new solutions and enhancements;

•	write-offs affecting any of our material assets;

•	changes in our operating expenses;

•	customer credits issued in excess of established reserves;

•	software "bugs" or other service quality problems;

•	concerns relating to the security of our systems;

•	adverse tax consequences; and

•	general domestic and international political, economic and market conditions.
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
Maintaining the security and integrity of our systems, software and solutions is an issue of critical importance for us and for our customers and users who rely on our systems to store and exchange large volumes of proprietary and confidential information. There appears to be an increasing number of individuals, governments, groups and computer "hackers" developing and deploying a variety of destructive software programs (such as viruses, worms and other malicious software) that could attack our computer systems or solutions or attempt to infiltrate our systems. We make significant efforts to maintain the security and integrity of our systems, solutions and source code. Despite significant efforts to create security barriers, it is virtually impossible for us to mitigate this risk entirely because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not recognized until launched against a target. Like all software solutions, our software is vulnerable to these types of attacks. An attack of this type could disrupt the proper functioning of our software solutions, cause errors in the output of our customers' work, allow unauthorized access to sensitive, proprietary or confidential information of ours or our customers and other destructive outcomes. If an actual or perceived breach of our security were to occur, our reputation could suffer, customers could stop buying our solutions, we could face lawsuits and potential liability and our financial performance could be negatively impacted.
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
A number of core processes, such as software development, sales and marketing, customer service and financial transactions, rely on our IT infrastructure and applications. Malicious software, sabotage and other cybersecurity breaches of the types described above could cause an outage of our infrastructure, which could lead to a substantial denial of service and ultimately downtimes, recovery costs and customer claims, any of which could have a significant negative impact on our business, financial position, profit or cash flows.
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
The security and integrity of our systems could also be jeopardized by a breach of our internal controls and policies by our employees, consultants or subcontractors having access to our systems. If our systems fail or are breached as a result of a third-party attack or an error, violation of internal controls or policies or a breach of contract by an employee, consultant or subcontractor that results in the unauthorized use or disclosure of proprietary or confidential information or customer data (including information about the existence and nature of the projects and transactions our customers are engaged in), we could lose business, suffer irreparable damage to our reputation, and incur significant costs and expenses relating to the investigation and possible litigation of claims relating to such event. We could be liable for damages, penalties for violation of applicable laws or regulations and costs for remediation and efforts to prevent future occurrences, any of which liabilities could be significant. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages with respect to any particular claim. We also cannot assure that our existing general liability insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and results of operations. Furthermore, litigation, regardless of its outcome, could result in a substantial cost to us and divert management's attention from our operations. Any significant claim or litigation against us could have a material adverse effect on our business, financial condition and results of operations.

We have implemented a number of measures designed to ensure the security of our information, IT resources and other assets. Nonetheless, unauthorized users could gain access to our systems through cyber-attacks and steal, use without authorization and sabotage our intellectual property and confidential data. Any security breach, misuse of our IT systems or theft of our or our customers' intellectual property or data could lead to loss of production, recovery costs or litigation brought by customers or business partners, cash flows and reputation.
Our ability to provide our services may be adversely impacted by disruptions to our hardware and software systems.
Our services are highly dependent on our computer and telecommunications equipment and software systems. Disruptions in our service and related software systems could be the result of errors or acts by our vendors, customers, users or other third parties, or electronic or physical attacks by persons seeking to disrupt our operations. Any damage to, or failure or capacity limitations of, our systems and our related network could result in interruptions in our service that could cause us to lose revenue, issue credits or refunds or could cause our customers to terminate their subscriptions, in each case adversely affecting our renewal rates. Our business and reputation will be adversely affected if our customers and potential customers believe our service is unreliable.
If we experience interruptions, delays or performance problems with the systems and applications that support our internal operations or difficulties replacing or implementing changes to those systems and applications, our business may be harmed.
We rely on various systems and applications to support our internal operations, including our billing, financial reporting and customer contracting functions. The availability of these systems and applications is essential to us and delays, disruptions or performance problems may adversely impact our ability to accurately bill our customers, report financial information and conduct our business. Additionally, we may choose to replace or implement changes to these systems, including substituting traditional systems with cloud-based solutions, which could be time-consuming and expensive and which could result in delays in the ongoing operational processes these software solutions support. Further, our cloud-based solutions may experience disruptions and outages that are beyond our control as we rely on third party vendors to support these solutions and assure their continued availability.
We may not successfully develop, introduce or integrate new services or enhancements to our Intralinks Platform or our application solutions and this could harm our reputation, revenues and operating income.
Our ability to attract new customers and increase revenue from existing customers will depend in large part on our ability to enhance and improve our existing Intralinks Platform and our application solutions and to introduce new functionality either by acquisition or internal development. Our operating results would suffer if our innovations are not responsive to the needs of our customers, are not appropriately timed with market opportunities or are not brought to market effectively. In addition, it is possible that our assumptions about the features that we believe will drive purchasing decisions for our potential customers could be incorrect. In the past, we have experienced delays in the planned release dates of new features and upgrades and have discovered defects in new services after their introduction. There can be no assurance that new services or upgrades will be released on schedule or that, when released, they will not contain defects. In addition, we could experience challenges, delays or quality issues in our product development efforts due to the demands of the Agile development methodology we have adopted. If any of these situations were to arise, we could suffer adverse publicity, damage to our reputation, loss of revenue, delay in market acceptance or claims by customers brought against us, all of which could have a material adverse effect on our business, results of operations and financial condition. Moreover, upgrades and enhancements to our Intralinks Platform and our application solutions may require substantial investment and there can be no assurance that our investments will prove successful. If customers do not widely adopt our solutions or new innovations to our solutions, we may not be able to justify the investments we have made. If we are unable to develop, license or acquire new solutions or enhancements to existing services on a timely and cost-effective basis, or if our new or enhanced solutions do not achieve market acceptance, our business, results of operations and financial condition will be materially adversely affected.
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

We enter into subscription agreements with certain of our customers that are generally one year in length. As a result, maintaining the renewal rate of our subscription agreements is critical to our future success. Some of our contracts with annual commitment terms contain an automatic renewal clause. However, our customer agreements typically include a provision permitting the customer to provide notification of non-renewal within 30 to 90 days prior to the end of the contract term. Repeat customers who do not have automatic renewal terms typically negotiate renewal terms at or prior to each annual termination date. Our customers have no obligation to renew their subscriptions for our services after the expiration of the initial term of their agreements and some of our customers have elected not to do so. We cannot assure you that any of our customer agreements will be renewed. The loss of any customers that individually or collectively account for a significant amount of our revenues would have a material adverse effect on our results of operations or financial condition.
Our renewal rates may decline due to a variety of factors, including:

•	the price, performance and functionality of our solutions;

•	the availability, price, performance and functionality of competing products and services;

•	our customers ceasing to use or anticipating a declining need for our services in their operations;

•	our ability to demonstrate to our customers the value of our solutions within the terms of their agreements with us;

•	the relative ease and low cost of moving to a competing product or service;

•	consolidation in our customer base;

•	the effects of economic downturns and global economic conditions; or

•	reductions in our customers' spending levels.
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
Many of our contracts with customers are entered into in connection with discrete one-time financial and strategic business transactions and projects such as mergers and acquisitions, or M&A, transactions. During the fiscal years ended December 31, 2011, 2012 and 2013, revenue generated from transactional contracts constituted a substantial portion of our total revenue. These transactional agreements typically have initial terms of six to twelve months depending on the purpose of the Intralinks exchange. Accordingly, our business depends on our ability to replace these transactional agreements as they expire. Our inability to enter into new contracts with existing customers or find new customers to replace these contracts could have a material adverse effect on our business, results of operations and financial condition.
A significant part of our business is derived from the use of our application solutions in connection with financial and strategic business transactions. Economic trends that affect the volume of these transactions may negatively impact the demand for our services.
A significant portion of our revenue depends on the purchase of our services by parties involved in financial and strategic business transactions such as M&A transactions, loan syndications and other debt capital markets, or DCM, transactions. During the fiscal years ended December 31, 2011, 2012 and 2013, revenue generated from the M&A and DCM principal markets constituted 55.4%, 56.3% and 59.4%, respectively, of our total revenue. The volume of these types of transactions drives demand for our services. Downturns in the global economy or in the economies of the geographies in which we do business, rising unemployment and reduced equity valuations all create risks that could harm our business. We are not able to predict the impact any potential worsening of macroeconomic conditions could also have on our results of operations. The level of activity in the financial services industry, including the financial transactions our services are used to support, is sensitive to many factors beyond our control, including interest rates, regulatory policies, general economic conditions, our customers' competitive environments, business trends, terrorism and political change. Unfavorable conditions or changes in any of these factors could adversely affect our business, operating results and financial condition.
We typically provide service availability commitments under our customer agreements. If we fail to meet these contractual commitments, we could be obligated to provide credits or refunds or face contract terminations, which could adversely affect our revenue and reputation.
In our customer agreements, we typically provide service level commitments. For some of our larger enterprise and government agency customers, we may provide custom service level commitments. If we are unable to meet our stated service level commitments or if we were to suffer extended periods of unavailability of our solutions, we might be contractually obligated to provide affected customers with service credits or refunds, or we could face contract terminations or non-renewals. Our revenue could be significantly affected if we suffer unscheduled downtime that exceeds the allowed downtimes under our customer agreements. Any extended service outages could adversely affect our reputation, revenue and operating results.
The quality of our support and services offerings is important to our customers and, if we fail to offer high quality support and services, customers may not buy our solutions and our revenue may decline.
Our customers generally depend on our service organization to resolve issues relating to the use of our solutions. A high level of support is critical for the successful marketing and sale of our solutions. If we are unable to provide the necessary level of support and service to our customers, we could experience:

•	loss of customers and market share;

•	a failure to attract new customers, including in new geographic regions; and

•	increased service and support costs and a diversion of resources.
Any of the above results would likely have a material adverse impact on our business, revenue, results of operations, financial condition and reputation.
The sales cycle for enterprise customers can be long and unpredictable and requires considerable time and expense, which may cause our operating results to fluctuate.
The timing of our revenue from sales to enterprise customers is difficult to predict. Our enterprise sales efforts require us to educate our customers about the use and benefit of our services, including the technical capabilities and potential cost savings to an organization. Enterprise customers typically undertake a significant evaluation process that has, in the past, resulted in a lengthy sales cycle, typically several months. We spend substantial time, effort and money on our enterprise sales efforts without any assurance that our efforts will produce any sales. In addition, where we make sales to enterprise customers on a subscription basis, there is a delay between when we make the sale and when we start to recognize revenue from that customer. If sales expected from a specific customer for a particular period are not realized in that period or at all, our results could fall short of public expectations and our business, operating results and financial condition could be adversely affected.
Indemnity provisions in various agreements to which we are a party, including our customer agreements, potentially expose us to substantial liability for losses arising out of intellectual property infringement and other causes.
Certain of our agreements with customers and partners include indemnification provisions under which we have agreed to indemnify the counter-party for losses suffered or incurred as a result of claims of intellectual property infringement related to our Intralinks Platform or application solutions and, in some cases, for damages caused by us to property or persons. If we were required to make large indemnity payments, our business, operating results and financial condition could be materially and adversely affected.
Assertions that we have infringed the proprietary rights of others, whether successful or not, may significantly increase our costs or adversely affect our results of operations and stock price.
A third-party may assert that our technology or services violates its intellectual property rights. In particular, as the number of products and services offered in our markets, as well as the number of related patents issued in the U.S. and elsewhere increase and the functionality of these products and services further overlap, we believe that infringement claims may arise. Any claims, regardless of their merit, could:

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
We have been, are currently and may in the future be the subject of various lawsuits, proceedings and investigations. In August 2011, we received a subpoena from the SEC requesting certain documents related to our business from January 1, 2011 through August 4, 2011. On July 10, 2013, we announced that we had received written notification from the SEC that its investigation had been terminated and that no enforcement action had been recommended against us. In addition, we and certain of our current and former officers and directors have been named as defendants in class action and stockholder derivative lawsuits. See Part I, Item 3 - "Legal Proceedings" for more information. Though one of these lawsuits has been dismissed by the parties, given the stage of the remaining lawsuits, we are unable to assess or quantify with any certainty their outcome, timing or potential costs. In defending and ultimately resolving these matters, we may be required to pay substantial amounts, divert management's attention from the operation of our business or change our business practices, any of which could materially adversely affect our business, financial condition, results of operations, liquidity and, consequently, the trading price of our common stock.
The outcome and amount of resources needed to respond to, defend or resolve lawsuits or regulatory actions or requests is unpredictable and may remain unknown for long periods of time. Our exposure under these matters may also include our indemnification obligations, to the extent we have any, to current and former officers and directors and, in some cases former underwriters, against losses incurred in connection these matters, including reimbursement of legal fees. Although we maintain insurance for claims of this nature, our insurance coverage does not apply in all circumstances and may be denied or insufficient to cover the costs related to the class action and stockholder derivative lawsuits. In addition, these matters or future lawsuits or investigations involving us may increase our insurance premiums, deductibles or co-insurance requirements or otherwise make it more difficult for us to maintain or obtain adequate insurance coverage on acceptable terms, if at all. Moreover, adverse publicity associated with regulatory actions and investigations and negative developments in pending legal proceedings could decrease customer demand for our services. As a result, the pending lawsuits and any future lawsuits or investigations involving us or our officers or directors could have a material adverse effect on our business, reputation, financial condition, results of operations, liquidity and the trading price of our common stock.
Evolutions in technology and related privacy concerns could result in regulatory changes and impose additional costs and liabilities on us, adversely affecting our business.
Our application solutions provide our customers with central locations where they can post information and make it accessible to any parties they authorize. In connection with offering our solutions to our customers and their invited guests, we collect user information related to the individuals who access our software solutions. If we were required to change our business activities or revise or eliminate the services we offer, or if we were required to implement burdensome compliance measures, our business and results of operations could be harmed. Privacy concerns, whether valid or not, may also inhibit market adoption of our solutions in some industries and foreign countries, harming our growth. In addition, we may be subject to fines, penalties, and potential litigation if we fail to comply with applicable privacy regulations. The costs of compliance with privacy-related laws and regulations that apply to our customers’ businesses may limit the adoption and use of our solutions and reduce overall demand for them. The European Union and many countries in Europe have stringent privacy laws and regulations, which may impact our ability to profitably operate in certain European countries. Further, the ongoing debate in the European Union around implementing a data privacy regulation causes uncertainty to our business, as we may have to implement new measures to comply with changing laws if and when they are adopted. Additional regulatory burdens of this sort could have an adverse effect on our business, financial condition and results of operations.
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
If we are unable to increase our penetration in our existing principal markets, develop, market and sell new solutions or expand into additional markets, we will be unable to grow our business and increase our revenue.
We currently market our solutions for a wide range of business processes. These include:

•	clinical trial management;

•	safety information exchange and drug development and licensing for the life sciences industry;

•	private equity fundraising, hedge fund marketing and investor reporting;

•	energy exploration and production ventures for the oil and gas industry;

•	loan syndication and other debt capital markets transactions;

•	due diligence for M&A transactions;

•	public offerings and other strategic transactions;

•	contract and vendor management;

•	board reporting;

•	partner document collaboration;

•	distribution of regulated content;

•	secure mobile access to content; and

•	external content repositories.
We intend to continue to focus our sales and marketing efforts in these markets to grow our business. In addition, we believe our future growth depends not only on increasing our penetration into the principal markets in which our services are currently used, but also on identifying and expanding the number of industries, communities and markets that use or could use our services and expanding the solutions we offer to customers in those markets. Efforts to expand our service offerings beyond the markets that we currently serve or to develop, market and sell new product offerings, however, may divert management resources from existing operations, expose us to increased competition from new and existing competitors and require us to commit significant financial resources to an unproven business, any of which could significantly impair our operating results. Moreover, efforts to expand beyond our existing markets and solutions may never result in new services that achieve market acceptance, create additional revenue or become profitable. Our inability to further penetrate our existing markets, successfully launch new solutions or identify additional markets and achieve acceptance of our services in these additional markets could adversely affect our business, results of operations and financial condition.
If we are unable to maintain or expand our direct sales capabilities, we may not be able to generate anticipated revenues. In addition, if we are unable to maintain or expand our product development capabilities, we may not be able to meet our product development goals.
Our success depends in large part on our ability to attract, motivate, and retain highly qualified personnel. We rely primarily on our direct sales force to sell our services. Our services and solutions require a sophisticated sales effort targeted at the senior management of our prospective customers. We must expand our sales efforts to generate increased revenue from new customers. Failure to hire or retain qualified sales personnel will preclude us from expanding our business and generating anticipated revenue. Competition for talented sales personnel is intense, and there can be no assurance that we will be able to retain our existing sales personnel or attract, assimilate or retain enough highly qualified sales personnel. Many of the companies with which we compete for experienced personnel have greater resources than we have. If any of our sales representatives or sales management personnel were to leave us and join one of our competitors, we may be unable to prevent those sales representatives from helping our competitors solicit business from our existing customers, which could adversely affect our revenue.

In our industry, there is substantial and continuous competition for individuals with high levels of technical experience and expertise in designing and developing innovative solutions. We may not be successful in attracting and retaining qualified personnel. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate technical qualifications. If we fail to attract new technical personnel or fail to retain and motivate our current technical personnel, we may not be able to meet our product development goals and our business could be severely harmed.
In addition, we believe that, in making employment decisions, particularly in the software industry, job candidates often consider the value of the stock options they are to receive in connection with their employment. We have experienced and may in the future experience a substantial decline in the trading price of our stock. Accordingly, if the price of our stock is subject to a lengthy period of continued decline or significant volatility, our ability to attract or retain key employees could be materially impaired. In the past, our sales force has experienced high turnover rates. New hires require training and take time to achieve full productivity. If we experience high turnover in our sales force or our product development group in the future, we cannot be certain that new hires will become as productive as necessary to maintain or increase our revenue.
Our performance and growth depend on our ability to generate customer referrals and to develop referenceable customer relationships that will enhance our sales and marketing efforts.
We depend on end-users of our solutions to generate customer referrals for our services. We depend in part on the financial institutions, legal providers and other third parties who use our services to recommend them to a larger customer base than we can reach through our direct sales and internal marketing efforts. For instance, a significant portion of our revenue from our M&A business is derived from referrals by investment banks, financial advisors and law firms that have relied on our services in connection with prior transactions. These referrals are an important source of new customers for our services and generally are made without expectation of compensation. We intend to continue to focus our marketing efforts on these referral partners in order to expand our reach and improve the efficiency of our sales efforts.
We also recognize that having respected, well known, market-leading customers who have committed to deploy our solutions within their organizations will support our marketing and sales efforts, as these customers can act as references for us and our product offerings. Having these types of “referenceable” or “anchor” customers is an important part of our growth strategy. Our ability to establish and maintain these customer relationships is important to our future profitability. The willingness of these types of customers to provide referrals or serve as anchor or reference customers depends on a number of factors, including the performance, ease of use, reliability, reputation and cost-effectiveness of our services as compared to those offered by our competitors, as well as the internal policies of these customers. We may not be able to cultivate or maintain the strong relationships with customers that are necessary to develop those customer relationships into referenceable accounts.
The loss of any of our significant referral sources, including our anchor customers, or a decline in the number of referrals we receive or anchor customers that we generate could require us to devote substantially more resources to the sales and marketing of our services, which would increase our costs, potentially lead to a decline in our revenue, slow our growth and generally have a material adverse effect on our business, results of operations and financial condition. In addition, the revenue we generate from our referral and anchor relationships may vary from period to period.
We rely in part on strategic relationships with third parties to sell and deliver our solutions. If we are unable to successfully develop and maintain these relationships, our business may be harmed.
In addition to generating customer referrals through third-party users of our solutions, we intend to pursue relationships with other third parties such as technology and content providers and implementation and distribution partners. Our future growth will depend, at least in part, on our ability to enter into and maintain successful strategic relationships with these third parties. Identifying partners and negotiating and documenting relationships with them requires significant time and resources, as does integrating third-party content and technology. Some of the third parties with whom we have strategic relationships have entered and may continue to enter into strategic relationships with our competitors. Further, these third parties may have multiple strategic relationships and may not regard us as significant for their businesses. As a result, they may choose to offer their services on terms that are unfavorable to us, terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire services or solutions that compete with ours. Our relationships with strategic partners could also interfere with our ability to enter into desirable strategic relationships with other potential partners in the future. If we are unsuccessful in establishing or maintaining relationships with strategic partners on favorable economic terms, our ability to compete in the marketplace or to grow our revenue could be impaired, and our business, results of operations and financial condition would suffer. Even if we are successful, we cannot assure you that these relationships will result in increased revenue or customer usage of our solutions or that the economic terms of these relationships will not adversely affect our margins.

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
The markets for online collaborative content workspaces and solutions for managing, distributing and protecting enterprise content are intensely competitive and rapidly changing, with relatively low barriers to entry. We expect competition to increase from existing competitors as well as new and emerging market entrants. In addition, as we expand our service offerings, we may face competition from new and existing competitors. We compete primarily on product functionality, service levels, security and compliance characteristics, price and reputation. Our competitors include companies that provide online products that serve as document repositories or virtual data rooms together with other products or services that may result in those companies effectively selling these services at lower prices and creating downward pricing pressure for us. Some of our competitors may have significantly greater financial resources than we do and they may be able to devote greater resources to the development and improvement of their services than we can. As a result, our competitors may be quicker at implementing technological changes and responding to customers' changing needs. In addition, if our competitors consolidate or our smaller competitors are acquired by other, larger competitors, they may be able to provide services comparable to ours at a lower price due to their size. Our competitors may also develop services or products that are superior to ours and their products or services may gain greater market acceptance than our services. Furthermore, our customers or their advisors, including investment banks and law firms, may acquire or develop their own technologies, such as client extranets, that could decrease the need for our services. The arrival of new market entrants or the use of these internal technologies could reduce the demand for our services or cause us to reduce our pricing, resulting in a loss of revenue and adversely affecting our business, results of operations and financial condition.
The average sales price of our solutions may decrease, which may reduce our profitability.
The average sales price for our solutions may decline for a variety of reasons, including competitive pricing pressures, discounts we offer, new pricing models, a change in the mix of our solutions, anticipation of the introduction of new solutions or promotional programs. Competition continues to increase in the market for online collaborative content workspaces and we expect competition to further increase in the future, thereby leading to increased pricing pressures. We cannot assure you that we will be successful maintaining our prices at levels that will allow us to maintain profitability. Failure to maintain our prices could have an adverse effect on our business, results of operations and financial condition.
If we do not maintain the compatibility of our services with third-party applications that our customers use in their business processes, demand for our services could decline.
Our solutions can be used alongside a wide range of other systems such as email and enterprise software systems used by our customers in their businesses. If we do not support the continued integration of our services with third-party applications, including through the provision of application programming interfaces that enable data to be transferred readily between our services and third-party applications, demand for our services could decline and we could lose sales. We will also be required to make our services compatible with new or additional third-party applications that are introduced to the markets that we serve and, if we are not successful, we could experience reduced demand for our services. In addition, prospective customers, especially large enterprise customers, may require heavily customized features and functions unique to their business processes. If prospective customers require customized features or functions that we do not offer and that would be difficult for them to develop and integrate within our services, then the market for our services will be adversely affected.
If we fail to adapt our services to changes in technology or the marketplace, we could lose existing customers and fail to attract new business.
Our customers and users regularly adopt new technologies and industry standards continue to evolve. The introduction of products or services and the emergence of new industry standards can render our existing services obsolete and unmarketable in short periods of time. We expect others to continue to develop, introduce new and enhance existing products and services, which will compete with our services. Our future success will depend, in part, on our ability to enhance our current services and to develop and introduce new services that keep pace with technological developments, emerging industry standards and the needs of our customers. We cannot assure you that we will be successful in cost-effectively developing, marketing and selling new services or service enhancements that meet these changing demands, that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these services, or that our new service and service enhancements will adequately meet the demands of the marketplace and achieve market acceptance. We also cannot assure you that the features that we believe will drive purchasing decisions will in fact be the features that our potential customers consider most significant.
Our customers may adopt technologies that decrease the demand for our services, which could reduce our revenue and adversely affect our business.
We target large institutions such as commercial banks, investment banks and life sciences companies for many of our services and we depend on their continued need for our services. However, over time, our customers or their advisors, such as law firms and investment banking firms, may acquire, adopt or develop their own technologies, such as client extranets, that decrease the need for our solutions. The use of these internal technologies could reduce the demand for our services, result in pricing pressures or cause a reduction in our revenue. If we fail to manage these challenges adequately, our business, results of operations and financial condition could be adversely affected.
Interruptions or delays in our service due to problems with our third-party web hosting facilities or other third-party service providers could adversely affect our business.
We rely on SunGard Availability Services LP, or SunGard, for the maintenance of the equipment running our solutions and software at geographically dispersed hosting facilities. Our agreement with SunGard expires on December 31, 2015. If we are unable to renew, extend or replace this contract, we may be unable to arrange for replacement services at a similar cost and in a timely manner, which could cause an interruption in our service. We do not control the operation of these SunGard facilities, each of which may be subject to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures or similar events. These facilities may also be subject to break-ins, sabotage, intentional acts of vandalism or similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster, cessation of operations by our third-party web hosting provider or SunGard's decision to close a facility without adequate notice or other unanticipated problems at any facility could result in lengthy interruptions in our service. In addition, the failure by these facilities to provide our required data communications capacity could result in interruptions in our service.
We have a substantial amount of debt that exposes us to risks that could adversely affect our business, operating results and financial condition.
We had total indebtedness of $74.9 million outstanding as of December 31, 2013 pursuant to our First Lien Credit Agreement, entered into on June 15, 2007, as amended, or the Prior Credit Facility. On February 24, 2014, we refinanced all the outstanding indebtedness under our Prior Credit Facility with the proceeds of our new Term Loan Credit Facility and our Revolving Credit Facility, or collectively, the Credit Facilities. Each of our Credit Facilities is secured by liens on substantially all of our assets. Our Revolving Credit Facility is secured by a first lien on our cash, accounts receivable and certain other liquid collateral and a second lien on our other assets. Our Term Loan Credit Facility is secured by a second lien on our cash, accounts receivable and certain other liquid collateral and a first lien on our other assets. The level and nature of our indebtedness could, among other things:

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
In addition, we may incur significantly more debt in the future, which will increase each of the risks described above related to our indebtedness. The Prior Credit Facility also provided for a $15.0 million revolving line of credit, which expired on June 15, 2013. The obligations previously covered by the Company's revolving line of credit, which were primarily related to the Company's operating lease agreements for its various office locations, were replaced under a separate cash collateralized facility under which we originally provided the bank with $2.5 million and the bank provided certain of our landlords with separate letters of credit for each location. The cash collateral balance is $2.4 million at December 31, 2013. This facility expires on June 3, 2014 and, as such, is classified as current restricted cash on the Company's Consolidated Balance Sheet. In addition, we have the ability to issue letters of credit under our Revolving Credit Facility. In May 2013, a requirement for a $0.8 million standby letter of credit related to the Company's corporate charge card utilized by executives and certain other employees was terminated. If we increase our indebtedness by borrowing under our Revolving Credit Facility, cash collateralized facility or incur other new indebtedness, each of the risks described above would increase.
Our loan agreements contain operating and financial covenants that may restrict our business and financing activities.
As of December 31, 2013, we had $74.9 million of debt outstanding under our Prior Credit Facility. On February 24, 2014, we refinanced all of the outstanding indebtedness under our Prior Credit Facility with the proceeds of our new Term Loan Credit Facility and our new Revolving Credit Facility. The borrowings under our Credit Facilities are secured by substantially all of our assets, including our intellectual property. Our loan agreements restrict, among other things, our ability to:

•	incur additional indebtedness other than in the normal course of business;

•	create liens;

•	make investments and acquisitions;

•	sell assets;

•	pay dividends or make distributions on and repurchase our stock; or

•	consolidate or merge with other entities.
In addition, our loan agreements have a change in control provision that provides that, upon the occurrence of a change in control, all credit facility commitments shall terminate and all loans shall become due and payable. Furthermore, our loan agreements require us to meet specified minimum financial measurements. The operating and financial restrictions and covenants in our loan agreements, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control and we may not be able to meet those covenants. A breach of any of the covenants under either of these loan agreements could result in a default under both our loan agreements, which could cause all of the outstanding indebtedness under our loan agreements to become immediately due and payable and terminate all commitments to extend further credit.
We might require additional capital to support the growth of our business and this capital might not be available on reasonable terms or at all.
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
Further downgrades in our credit ratings may increase our future borrowing costs, limit our ability to raise capital, cause our stock price to decline or reduce analyst coverage, any of which could have a material adverse impact on our business.
In the past, we have experienced a downgrade in one of our corporate credit ratings. Since investors, analysts and financial institutions often rely on credit ratings to assess a company's creditworthiness and risk profile, make investment decisions and establish threshold requirements for investment guidelines, our ability to raise capital, stock price and analyst coverage could be negatively impacted by a further downgrade to our credit rating.
We may choose to pursue business combinations and acquisitions that may be difficult to integrate, disrupt our business, dilute stockholder value or divert management's attention.
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
Our business, financial condition and operating results could be significantly affected by general economic conditions. The U.S. and global economies have experienced a significant prolonged downturn and prospects for sustained economic recovery remain uncertain. In particular, the European Union continues to face significant economic challenges, which could impede the recovery of the worldwide economy. Additionally, in October 2013, the U.S. federal government shutdown caused uncertainty in the federal government's ability to meet its debt payments. While the debt ceiling has been increased through March 2015, a future U.S. government shutdown may occur and any resulting failure of the U.S. to meet its debt obligations, or the perceived risk of such a failure, could have a material adverse effect on the financial markets and economic conditions in the U.S. and throughout the world. To the extent that economic conditions remain uncertain or deteriorate further, our business and operating results could be significantly and adversely affected.
Expansion of our business internationally will subject us to additional economic and operational risks that could increase our costs and make it difficult for us to operate profitably.
One of our key growth strategies is to pursue international expansion. International revenue accounted for 40.0%, 39.0%, and 41.3%, of our revenue in 2011, 2012 and 2013, respectively. In addition, a further portion of our revenue is associated with employees of U.S. customers using our services outside of the U.S. The continued expansion of our international operations may require significant expenditure of financial and management resources and may result in increased administrative and compliance costs. In addition, international expansion will increasingly subject us to the risks inherent in conducting business internationally, including:

•
anti-corruption laws, such as the Foreign Corrupt Practices Act, the U.K. Bribery Act and other local laws prohibiting corrupt payments to governmental officials and private actors, and antitrust and competition regulations, among others;

•	localization of our services, including translation into foreign languages and adaptation for local practices and regulatory requirements;

•	difficulty in enforcing contractual provisions in local jurisdictions;

•	longer accounts receivable payment cycles and increased difficulty in collecting accounts receivable;

•	the effect of applicable foreign tax structures, including tax rates that may be higher than tax rates in the U.S. or taxes that may be duplicative of those imposed in the U.S.;

•	tariffs and trade barriers;

•	difficulties in managing and staffing international operations;

•	general economic and political conditions in each country;

•	inadequate intellectual property protection in foreign countries;

•	increased insurance and employee costs associated with operating in foreign jurisdictions;

•	dependence on certain third parties, including channel partners with whom we may not have extensive experience;

•	the potential for political unrest, terrorism, hostilities or war; and

•
the difficulties in and increased expenses resulting from complying with a variety of foreign laws, regulations and trade standards, including employment, labor, tax, data protection and privacy laws that may or may not be in conflict with U.S. law.

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
Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported financial results.
A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and will occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way in which we conduct our business.
If we are unable to maintain effective disclosure controls and procedures and internal control over financial reporting in the future, our ability to produce accurate and timely financial statements could be materially impaired, which could harm our operating results, investors' views of us and, as a result, the value of our common stock.
Upon registration of our shares of common stock with the SEC, we became subject to rules and regulations that require us to maintain the effectiveness of both disclosure controls and procedures and internal control over financial reporting. Effective disclosure controls and procedures and internal control over financial reporting are necessary for us to provide reliable financial reports, effectively prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. In addition, beginning with the Annual Report on Form 10-K for the year ended December 31, 2011, we became subject to the requirement to perform an annual management assessment of the effectiveness of our internal controls over financial reporting and obtain a report from our independent registered public accounting firm addressing the effectiveness of our internal controls over financial reporting. We reported a material weakness in 2011 and could report a material weakness in the future.
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
We rely on third-party software and hardware to support our system and services and our business and reputation could suffer if these third-party services fail to perform properly or are no longer available to us.
We rely on hardware purchased or leased and software licensed from third parties to offer our service. This hardware and software may not continue to be available on commercially reasonable terms or at all. Any loss of the right to use any of this hardware or software could result in delays in the provisioning of our services, which could negatively affect our business until equivalent technology is either developed by us or, if available, is identified, obtained and integrated. In addition, it is possible that our hardware vendors or the licensors of third party software could increase the prices they charge, which could have a material adverse impact on our results of operations. Further, changing hardware vendors or software licensors could detract from management's ability to focus on the ongoing operations of our business or could cause delays in the operations of our business.
Additionally, third-party software underlying our services can contain undetected errors or bugs. We may be forced to delay commercial release of our services until any discovered problems are corrected and, in some cases, may need to implement enhancements or modifications to correct errors that we do not detect until after deployment of our services. In addition, problems with the third party software underlying our services could result in:

•	damage to our reputation;

•	loss of or delayed revenue;

•	loss of customers;

•	warranty claims or litigation;

•	loss of or delayed market acceptance of our services; and

•	unexpected expenses and diversion of resources to remedy errors.
Our use of "open source" software could negatively affect our ability to sell our services and subject us to possible litigation.
A portion of the technologies licensed by us incorporates "open source" software, and we may incorporate open source software in the future. Open source software is generally licensed by its authors or other third parties under open source licenses. If we fail to comply with these licenses, we may be subject to certain conditions, including requirements that we offer any of our services that incorporate the open source software at no cost. Additionally, we may be required to make publicly available any source code for modifications or derivative works we create based upon, incorporating or using the open source software and/or license those modifications or alterations on terms that are unfavorable to us. If an author or other third party that distributes open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from selling those of our services that contained the open source software and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our services.
If we are unable to protect our proprietary technology and other rights, the value of our business and our competitive position may be impaired.
If we are unable to protect our intellectual property, our competitors could use our intellectual property to market products and services similar to ours, which could decrease demand for our services. We rely on a combination of copyright, patent, trademark and trade secret laws, as well as third-party nondisclosure agreements and other contractual provisions and technical measures, to protect our intellectual property rights. These protections may not be adequate to prevent our competitors from copying or reverse-engineering our technology and services to create similar offerings. Additionally, any of our pending or future patent applications may not be issued with the scope of protection we seek, if at all. The scope of patent protection, if any, we may obtain from our patent applications is difficult to predict and our patents may be found invalid, unenforceable or of insufficient scope to prevent competitors from offering similar services. Our competitors may independently develop technologies that are substantially equivalent or superior to our technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors, subcontractors and collaborators to enter into confidentiality agreements and maintain policies and procedures to limit access to our trade secrets and proprietary information. These agreements and the other actions we take may not provide meaningful protection for our trade secrets, know-how or other proprietary information from unauthorized use, misappropriation or disclosure. Further, existing copyright and patent laws may not provide adequate or meaningful protection in the event competitors independently develop technology, products or services similar to ours. Even if the laws governing intellectual property rights provide protection, we may have insufficient resources to take the legal actions necessary to protect our interests. In addition, our intellectual property rights and interests may not be afforded the same protection under the laws of foreign countries as they are under the laws of the U.S.
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
We rely on the expertise and experience of our senior management, especially our President and Chief Executive Officer, Ronald W. Hovsepian, as well as the other executive officers and key employees referenced in Item 10 of this Form 10-K. Although we have employment agreements with certain of our executive officers, none of them or any of our other management personnel is obligated to remain employed by us. We have no key-man insurance on any members of our management team. The loss of services of any key management personnel could make it more difficult to pursue our business goals successfully. Furthermore, recruiting and retaining qualified management personnel are critical to our growth plans. We may be unable to attract and retain key personnel on acceptable terms given the competition among technology companies for experienced management personnel.
Our employee retention and hiring may be adversely impacted by immigration restrictions and related factors.
Competition for skilled personnel is intense in our industry and any failure on our part to hire and retain appropriately skilled employees could harm our business. Our ability to hire and retain skilled employees is impacted, at least in part, by the fact that a portion of our professional workforce in the U.S. is comprised of foreign nationals who are not U.S. citizens. In order to be legally allowed to work for us, these individuals generally hold immigrant visas (which may or may not be tied to their employment with us) or who hold green cards, the latter of which makes them permanent residents in the U.S.
The ability of these foreign nationals to remain and work in the U.S. is impacted by a variety of laws and regulations, as well as the processing procedures of various government agencies. Changes in applicable laws, regulations or procedures could adversely affect our ability to hire or retain these skilled employees and could affect our costs of doing business and our ability to deliver services to our customers. In addition, if the laws, rules or procedures governing the ability of foreign nationals to work in the U.S. were to change or if the number of visas available for foreign nationals permitted to work in the U.S. were to be reduced, our business could be adversely affected, if, for example, we were unable to hire or no longer able to retain a skilled worker who is a foreign national.
Employing foreign nationals may require significant time and expense and our foreign national employees may choose to leave after we have made this investment. While a foreign national who is working under an immigrant visa tied to his or her employment by us may be less likely to choose to leave our company than a similarly situated employee who is a U.S. national or a green card holder (as leaving our employ could mean also having to leave the U.S.), this may not always be the case. Additionally, many of our foreign national employees hold green cards, which means that they have greater flexibility to leave our company without facing the risk of also having to leave the U.S.
Our ability to use our net operating loss carryforwards and other tax attributes may be limited or disallowed by the Internal Revenue Service.
As of December 31, 2013, we had net operating loss carryforwards of $48.3 million, including $11.3 million of windfall tax benefits attributable to equity compensation, to offset future taxable income, which expire in various years beginning in 2020 through 2030, if not utilized. If we were not to generate sufficient future taxable income, this would adversely affect our ability to utilize these net operating loss carryforwards. In addition, under the Internal Revenue Code, substantial changes in our ownership could limit the amount of net operating loss carryforwards that can be utilized annually in the future to offset taxable income. Sections 382 and 383 of the Internal Revenue Code impose limitations on a company's ability to use net operating loss carryforwards and other tax attributes if a company experiences a more-than-50-percent ownership change over a three-year period. We believe that, as a result of our initial and follow-on public offerings, or as a result of prior or future issuances of our capital stock, it is possible that such a change in our ownership could occur in the future. If such a change in our ownership occurs, our ability to use our net operating loss carryforwards in any future periods may be limited on an annual basis.
In addition, due to an administrative omission from certain prior year tax filings, losses generated by Intralinks Ltd., our U.K. subsidiary, were disallowed by the Internal Revenue Service. We proactively sought “reasonable cause” relief from the possible disallowance or restriction of these net operating loss carryforwards from the Internal Revenue Service. We concluded an audit by the U.S. Internal Revenue Service, or the IRS, in the second quarter of 2013 of our U.S. Federal income tax returns for the years ended December 31, 2006 through 2009. As of the filing of this Annual Report on Form 10-K, we have received Notices of Proposed Adjustments from the IRS disallowing $58.3 million of foreign branch losses on the basis that they constitute dual consolidated losses in the U.S.; the IRS is asserting that we are not entitled to reasonable cause relief for late election filings. We disagree with the IRS' proposed adjustments and have filed an appeal. In the event relief is not ultimately granted, we would no longer have the ability to use certain net operating loss carryforwards. If this were to happen, in the current year and in future years in which we have taxable income, we would have to pay more taxes than if we were able to fully utilize our net operating loss carryforwards. This could adversely affect the market price of our common stock.
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
If we are required to collect sales and use taxes on the services we sell in additional jurisdictions, we may be subject to liability for past sales and our future sales could decrease.
We currently collect sales or use tax on our services in fourteen states. Historically, we have not charged or collected value added tax on our services anywhere in the world. We may lose sales or incur significant expenses should tax authorities in other jurisdictions where we do business be successful in imposing sales and use taxes, value added taxes or similar taxes on the services we provide. A successful assertion by one or more tax authorities that we should collect sales or other taxes on the sale of our services could result in substantial tax liabilities for past sales, including interest and penalty charges, and could discourage customers from purchasing our services and otherwise harm our business. Further, we may conclude based on our own review that our services may be subject to sales and use taxes in other areas where we do business. Under these circumstances, we may voluntarily disclose our estimated liability to the respective tax authorities and initiate activities to collect taxes going forward.
It is not clear that our services are subject to sales and use tax in certain jurisdictions. States and certain municipalities in the U.S., as well as countries outside the U.S., have different rules and regulations governing sales and use taxes. These rules and regulations are subject to varying interpretations that may change over time and, in the future, our services may be subject to such taxes. Although our customer contracts typically provide that our customers are responsible for the payment of all taxes associated with the provision and use of our services, customers may decline to pay back taxes and may refuse responsibility for interest or penalties associated with those taxes. In certain cases, we may elect not to request customers to pay back taxes. If we are required to collect and pay back taxes and associated interest and penalties, and if our customers fail or refuse to reimburse us for all or a portion of these amounts, or if we elect not to seek payment of these amounts, we will incur unplanned expenses that may be substantial. Moreover, imposition of such taxes on our services going forward will effectively increase the cost of our services to our customers, and may adversely affect our ability to retain existing customers or gain new customers in jurisdictions in which such taxes are imposed. Any of the foregoing could have a material adverse effect on our business, results of operation or financial condition.
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
The stock market, particularly in recent years, has experienced significant volatility, particularly with respect to technology stocks. The volatility of technology stocks often does not relate to the operating performance of the companies themselves. Factors that could cause volatility in the market price of our common stock include:

•	market conditions affecting our customers' businesses, including the level of activity in the M&A and syndicated loan markets;

•	the loss of any major customers or the acquisition of new customers for our services;

•	announcements of new services or functions by us or our competitors;

•	developments concerning intellectual property rights;

•	comments by securities analysts, including the publication of their estimates of our operating results;

•	actual and anticipated fluctuations in our quarterly operating results;

•	rumors relating to us or our competitors;

•	developments relating to lawsuits and investigations involving us;

•	actions of stockholders, including sales of shares by our directors and executive officers;

•	additions or departures of key personnel; and

•	developments concerning current or future strategic alliances or acquisitions.
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
As of March 3, 2014, our two largest stockholders beneficially owned, in the aggregate, shares representing 29.2% of our outstanding capital stock. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would likely be able to influence our management and affairs. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.
Future sales of shares by existing stockholders could cause our stock price to decline.
If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. As of December 31, 2013, we had 56,054,484 shares of common stock outstanding. A relatively small number of our shareholders own large blocks of shares. We cannot predict the effect, if any, that public sales of these shares will have on the market price of our common stock.
In addition, shares subject to outstanding options under our equity incentive plans and shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, as of March 3, 2014, entities affiliated with TA Associates, L.P. and Rho Capital Partners, Inc. hold 16,396,233 shares of our common stock and have the right to require us to register these shares under the Securities Act of 1933, as amended, pursuant to a registration rights agreement. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that these types of sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between these types of sales and the performance of our business.
Provisions of Delaware law, our charter documents and our loan agreements could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders, and could make it more difficult for stockholders to change management.
Provisions of Delaware law, our amended and restated certificate of incorporation and amended and restated by-laws and our loan agreements may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions may also prevent or delay attempts by stockholders to replace or remove our current management or members of our board of directors. These provisions include:

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal executive office located at 150 East 42nd Street, New York, New York occupies 43,304 square feet which is subject to a lease agreement that expires in July 2021. In addition, we have a facility in Charlestown, Massachusetts that occupies 36,557 square feet under a lease that expires in December 2015.
We also maintain space in Amsterdam, London, Paris, Chicago, São Paulo, Frankfurt, Singapore, Tokyo, Hong Kong, Sydney, Miami and San Francisco for our sales and services activities. We believe that our facilities are adequate for our current needs. However, we may obtain additional office space to house additional services personnel in the near future, and we may require other additional office space as our business grows.

ITEM 3. LEGAL PROCEEDINGS
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
Securities Class Action. On December 5, 2011, we became aware of a purported class action lawsuit filed in the U.S. District Court for the Southern District of New York, or the SDNY or the Court, against us and certain of our current and former executive officers. The complaint, or the Wallace Complaint, alleges that the defendants made false and misleading statements or omissions about our business prospects, financial condition and performance in violation of the Securities Exchange Act of 1934, as amended. The plaintiff seeks unspecified compensatory damages for the purported class of purchasers of our common stock during the period from February 17, 2011 through November 10, 2011, or the Allegation Period. On December 27, 2011, a second purported class action complaint, which makes substantially the same claims as, and is related to, the Wallace Complaint, was filed in the SDNY against us and certain of our current and former executive officers seeking similar unspecified compensatory damages for the Allegation Period. On April 3, 2012, the Court consolidated the actions and appointed Plumbers and Pipefitters National Pension Fund as lead plaintiff, and also appointed lead counsel in the consolidated action, or the Consolidated Class Action. On June 15, 2012, the lead plaintiff filed an amended complaint that, in addition to the original allegations made in the Wallace Complaint, alleges that we, certain of our current and former officers and directors, and the underwriters in our April 6, 2011 stock offering issued a registration statement and prospectus in connection with the offering that contained untrue statements of material fact or omitted material information required to be stated therein in violation of the Securities Act of 1933, as amended. The defendants filed motions to dismiss the action on July 31, 2012. On May 8, 2013, the Court issued an opinion dismissing claims based on certain allegations in the complaint, but otherwise denied defendants’ motions to dismiss. On June 28, 2013, defendants filed their answers to the Consolidated Class Action Complaint. On October 15, 2013, the Court entered the parties’ pretrial scheduling stipulation, which provided, inter alia, that the parties would fully brief any motions for summary judgment by February 17, 2015. In December 2013, the parties served each other with document requests and discovery is ongoing. On February 18, 2014, lead plaintiff filed its motion for class certification.  Pursuant to the October 15, 2013 scheduling order, the defendants’ opposition to class certification is due by May 2, 2014, and lead plaintiff’s reply is due by June 2, 2014. We believe that these claims are without merit and intend to defend these lawsuits vigorously.
Dixon Derivative Action. On December 28, 2011, a shareholder derivative complaint was filed in the SDNY against us and certain of our current and former directors. The complaint, or the Dixon Action, alleged that the defendants breached their fiduciary duties by causing us to issue materially false and misleading statements about our business prospects, financial condition and performance during the same Allegation Period alleged in the Consolidated Class Action Complaint. Plaintiff has voluntarily dismissed the Dixon Action without receipt of any compensation. On January 28, 2014, the Court approved the stipulation of dismissal.
Horbal Derivative Action. On April 16, 2012, a second shareholder derivative complaint, or the Horbal Action, was filed in the Supreme Court of the State of New York in New York County, or the New York State Court, against us and certain of our current and former directors and officers. The Horbal Action makes substantially the same claims as, and is related to, the Dixon Action. On April 24, 2012, one of the director defendants removed the Horbal Action to the SDNY, and on May 7, 2012, it was assigned to the same judge as in the Dixon Action. On May 22, 2012, the plaintiff in the Horbal Action moved to remand the case to New York State Court. On March 11, 2013, the SDNY granted plaintiff's motion to remand, and the case is currently pending in New York State Court. On June 6, 2013, the parties filed a stipulation with the New York State Court agreeing to stay all proceedings in the Horbal Action, including discovery, until ninety days after the SDNY issues a scheduling order in the Consolidated Class Action. On January 13, 2014, the parties filed a stipulation with the New York State Court agreeing to work together on a schedule for defendants’ time to answer, move against or otherwise respond to the complaint or an amended complaint. We believe the claims in the Horbal Action are without merit and intend to defend this lawsuit vigorously.
Levine Shareholder Demand Letter/Complaint. We received a shareholder demand letter, dated May 16, 2013, demanding that our board of directors, or the Board, take action to remedy alleged breaches of fiduciary duty by current and former directors and officers. These alleged breaches are based on the same alleged misconduct in the complaints in the Dixon, Horbal, and Consolidated Class Actions. The letter specifically demands that our Board undertake an independent internal investigation into the alleged breaches and commence a civil action against each of the allegedly breaching current and former directors and officers. On June 26, 2013, our Board created a Demand Committee to conduct an investigation into the allegations in the Levine demand letter. On December 13, 2013, the shareholder filed a derivative complaint, or the Levine Action, in New York State Court against us and certain of our current and former directors and officers. The Levine Action alleges that since our Board has not responded substantively to the shareholder’s demand letter in over six months, this has resulted in an improper “functional refusal” of the demand. The Levine Action makes substantially the same claims as, and is related to, the Dixon, Horbal, and Consolidated Class Actions. It alleges, among other things, that the defendants breached their fiduciary duties by making materially false and misleading statements related to the strength of our business and customer satisfaction. We believe the claims in the Levine Action are without merit and intend to defend this lawsuit vigorously.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades under the symbol "IL" on the New York Stock Exchange. The following table sets forth for the indicated periods the high and low closing sales prices of our common stock as reported by the New York Stock Exchange for the fiscal years ended December 31, 2013 and 2012.

	High	Low
Fiscal year ended December 31, 2013:
First quarter	$6.72	$5.73
Second quarter	$7.26	$5.72
Third quarter	$9.93	$7.33
Fourth quarter	$12.39	$8.37

Fiscal year ended December 31, 2012:
First quarter	$7.40	$5.02
Second quarter	$5.37	$3.75
Third quarter	$6.93	$3.95
Fourth quarter	$6.88	$5.37

On March 3, 2014, the last reported sales price of our common stock on the New York Stock Exchange was $11.33 and there were approximately 20 holders of record of our common stock. Because the substantial majority of the outstanding shares of our common stock are held by brokers and other institutions on behalf of shareholders, we are not able to estimate the total number of beneficial shareholders represented by these record holders.
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
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite index and the NASDAQ Computer and Data Processing index for the period beginning August 6, 2010 (the date our common stock commenced trading on the New York Stock Exchange) through December 31, 2013, assuming an initial investment of $100.

The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Equity Compensation Plan Information
For information concerning securities authorized for issuance under our equity compensation plans, see Part III, Item 12 - "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Annual Report on Form 10-K.
Unregistered Sales of Equity Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

ITEM 6. SELECTED FINANCIAL DATA
You should read the selected consolidated financial data presented below in conjunction with Part II, Item 7 of this Form 10-K, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Consolidated Financial Statements and the related notes included elsewhere in this Form 10-K. The selected consolidated financial data presented below at December 31, 2013 and 2012 and for each of the three years in the period ended December 31, 2013 have been derived from the Company's audited Consolidated Financial Statements included elsewhere in this Form 10-K. The selected consolidated financial data presented below at December 31, 2011, 2010 and 2009 and for the years ended December 31, 2010 and 2009 have been derived from the Company's audited Consolidated Financial Statements not included in this Form 10-K. Our historical results are not necessarily indicative of the results of operations to be expected for future periods.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In Thousands, Except Share Data)
Consolidated Statements of Operations:
Revenue	$234,496	$216,667	$213,504	$184,332	$140,699
Cost of revenue (1)	64,885	62,354	56,385	47,496	48,721
Gross profit	169,611	154,313	157,119	136,836	91,978
Operating expenses:
Sales and marketing (1)	108,428	96,198	88,872	79,251	59,058
General and administrative (1)	57,063	50,608	40,808	28,435	20,556
Product development (1)	20,014	21,092	18,579	17,953	14,222
Impairment of capitalized software	—	8,715	—	—	—
Restructuring costs	—	—	—	—	1,494
Total operating expenses	185,505	176,613	148,259	125,639	95,330
(Loss) income from operations	(15,894)	(22,300)	8,860	11,197	(3,352)
Interest expense	4,136	6,435	10,645	24,724	28,935
Amortization of debt issuance costs	358	740	1,369	3,084	1,872
Loss on extinguishment of debt	—	—	—	4,974	—
Other expense (income), net	239	(1,870)	(3,123)	(2,722)	9,027
Net loss before income tax	(20,627)	(27,605)	(31)	(18,863)	(43,186)
Income tax (benefit) expense	(5,349)	(10,225)	1,212	(6,427)	(18,415)
Net loss	$(15,278)	$(17,380)	$(1,243)	$(12,436)	$(24,771)
Net loss per common share
Basic	$(0.28)	$(0.32)	$(0.02)	$(0.58)	$(15.38)
Diluted	$(0.28)	$(0.32)	$(0.02)	$(0.58)	$(15.38)
Weighted average number of shares
Basic	55,135,657	54,352,536	53,381,655	21,310,284	1,611,090
Diluted	55,135,657	54,352,536	53,381,655	21,310,284	1,611,090
(1) Includes stock-based compensation expense.

	Years Ended December 31,
	2013	2012	2011	2010	2009
Stock-Based Compensation Expense:	(In Thousands)
Cost of revenue	$692	$445	$310	$105	$63
Sales and marketing	1,320	1,080	2,353	1,638	529
General and administrative	4,998	3,596	4,716	1,717	863
Product development	1,276	1,440	1,329	755	483
Total	$8,286	$6,561	$8,708	$4,215	$1,938
	December 31,
	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data:	(In Thousands)
Cash and cash equivalents	$50,540	$43,798	$46,694	$50,467	$30,481
Short-term investments	34,886	31,549	36,120	—	3,414
Working capital	66,371	62,955	78,136	49,563	15,591
Total assets	495,962	489,754	530,341	526,355	509,341
Long-term debt, net of current portion	75,004	75,238	91,164	125,886	290,513
Series A preferred stock	—	—	—	—	176,478
Accumulated deficit	(112,714)	(97,436)	(80,056)	(78,813)	(66,377)
Total stockholders' equity (deficit)	$316,101	$322,052	$331,830	$287,444	$(62,032)
ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related notes to Consolidated Financial Statements included elsewhere in this Form 10-K.
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
At our founding in 1996, we introduced cloud-based collaboration for the debt capital markets industry and, shortly thereafter, extended our solutions to merger and acquisition transactions. Today, we service enterprise and governmental agencies in 69 countries across a variety of industries, including financial services, pharmaceutical, manufacturing, biotechnology, consumer, energy, telecommunications, industrial, legal, agriculture, insurance, real estate and technology, which use our solutions for the secure management and online exchange of information within and among organizations. Across all of our principal markets, we help transform a wide range of slow, expensive and information-intensive tasks into streamlined, efficient and real-time business processes.
We deliver our solutions through a multi-tenant SaaS architecture in which a single instance of our software serves all of our customers. We sell our solutions directly through a field team with industry-specific expertise and an inside sales team, and indirectly through a customer referral network and channel partners. In 2013, we generated $234.5 million in revenue, 41.3% of which was derived from sales across 69 countries outside of the U.S.
2013 Key Accomplishments
Launch of Intralinks VIA

We launched Intralinks VIA, a secure and scalable SaaS solution for enterprise content sharing and collaboration within and beyond the corporate firewall, in February 2013, with the offering generally available in April 2013. Designed for business collaboration in a wide variety of markets and industries, Intralinks VIA enables users to sync, share and revoke access or ‘unshare’ files, work efficiently on group projects, and manage content wherever it travels.
In January 2014, we announced Intralinks VIA Enterprise, a new version of our Intralinks VIA product that incorporates advanced capabilities of the Intralinks platform previously available in our Connect product. With Intralinks VIA Enterprise, customers can manage the full lifecycle of content, both inside and across the enterprise boundary, from ad hoc creation and editing through structured storage and publication through final archiving and disposal.
Intralinks DealNexus
In April 2013, we announced the acquisitions of PE-Nexus and MergerID, two online deal sourcing platforms used by the mergers and acquisitions industry. In September 2013, we combined these two platforms to create DealNexus, an online platform for the deal making community that brings together qualified M&A professionals with matching deal criteria and opportunities. The DealNexus platform offers a low-cost and confidential way for deal makers to market deals broadly and then find and engage the best buyers or capital partners.
Implementation of Operational Changes
During 2013, we continued making enhancements and improvements in our infrastructure based on the operational assessments we conducted during 2012.
In addition, during 2013, we continued a redesign of our sales model, focusing on improving marketing and demand generation, implementing our high-velocity inside sales model and sales specialization in our enterprise sales force. We believe this sales model will better address opportunities in the market and better match sales with the way customers buy SaaS offerings.
In product development, we continue to embrace the Agile development methodology. We also continue our focus on our program of intellectual property protection and have generated and identified a significant number of innovations.
Key Metrics
We evaluate our operating and financial performance using various performance indicators, as well as against the macroeconomic trends affecting the demand for our solutions in our principal markets. We also monitor relevant industry performance, including the mergers and acquisitions, or M&A, market globally and transactional activity in the debt capital markets, or DCM, to provide insight into the success of our sales activities as compared to our peers and to estimate our market share in each of our principal markets.
Our management relies on the key performance indicators set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. We discuss revenue under “Results of Operations” and net cash provided by operating activities under “Liquidity and Capital Resources.” Other measures of our performance, including Non-GAAP adjusted gross profit, Non-GAAP adjusted gross margin, Non-GAAP adjusted operating income, Non-GAAP adjusted net income, Non-GAAP adjusted EBITDA, Non-GAAP adjusted EBITDA margin, and free cash flow are defined and discussed under “Non-GAAP Financial Measures” below.

	Year Ended December 31,
	2013	2012	2011
Consolidated Statement of Operations Data:	(In Thousands)
Revenue	$234,496	$216,667	$213,504
Non-GAAP adjusted gross profit	$178,439	$165,127	$170,666
Non-GAAP adjusted gross margin	76.1%	76.2%	79.9%
Non-GAAP adjusted operating income	$16,036	$18,750	$46,255
Non-GAAP adjusted net income	$7,008	$8,365	$23,539
Non-GAAP adjusted EBITDA	$36,900	$37,317	$66,254
Non-GAAP adjusted EBITDA margin	15.7%	17.2%	31.0%
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$42,009	$35,186	$54,726
Free cash flow	$14,538	$9,159	$30,893

Non-GAAP Financial Measures
This Form 10-K includes information about certain financial measures that are not prepared in accordance with generally accepted accounting principles in the United States, or GAAP or U.S. GAAP, including non-GAAP adjusted gross profit and non-GAAP adjusted gross margin, non-GAAP adjusted operating income, non-GAAP adjusted net income, non-GAAP adjusted EBITDA and non-GAAP adjusted EBITDA margin and free cash flow. These non-GAAP financial measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies.
Management defines its non-GAAP financial measures as follows:

•	Non-GAAP gross profit represents the corresponding GAAP measure adjusted to exclude, if applicable: (1) amortization of intangible assets and (2) stock-based compensation expense.

•
Non-GAAP adjusted operating income represents the corresponding GAAP measure adjusted to exclude, if applicable: (1) amortization of intangible assets, (2) stock-based compensation expense, (3) impairment charges or asset write-offs and (4) costs related to public stock offerings.

•
Non-GAAP adjusted net income represents the corresponding GAAP measure adjusted to exclude, if applicable: (1) amortization of intangible assets, (2) stock-based compensation expense, (3) impairment charges or asset write-offs, (4) costs related to debt repayments and (5) costs related to public stock offerings. The income tax expense included in non-GAAP adjusted net income is calculated using an estimated long-term effective tax rate.

•
Non-GAAP adjusted EBITDA represents net loss adjusted to exclude, if applicable: (1) amortization of intangible assets, (2) depreciation and amortization, (3) stock-based compensation expense, (4) impairment charges or asset write-offs, (5) interest expense, (6) amortization of debt issuance costs, (7) other expense (income), net, (8) costs related to public stock offerings and (9) income tax (benefit) expense.

•	Free cash flow represents net cash provided by operating activities less capitalized software development costs and capital expenditures.
Management believes that these non-GAAP financial measures, when viewed with our results under U.S. GAAP and the accompanying reconciliations, provide useful information about our period-over-period growth and provide additional information that is useful for evaluating our operating performance. In addition, free cash flow provides management with useful information for managing the cash needs of our business. Management also believes that these non-GAAP financial measures provide a more meaningful comparison of our operating results against those of other companies in our industry, as well as on a period-over-period basis, because these measures exclude items that are not representative of our operating performance, such as amortization of intangible assets, interest expense and fair value adjustments to the interest rate swap that matured on June 30, 2012. Management believes that including these costs in our results of operations results in a lack of comparability between our operating results and those of our peers in the industry, the majority of which are not highly leveraged and do not have comparable amortization expense related to intangible assets. However, non-GAAP adjusted gross profit, non-GAAP adjusted operating income, non-GAAP adjusted net income, non-GAAP adjusted EBITDA and free cash flow are not measures of financial performance under U.S. GAAP and, accordingly, should not be considered as substitutes for or superior to gross profit, loss from operations, net loss and net cash provided by operating activities as indicators of operating performance.
The table below provides reconciliations of U.S. GAAP financial measures to the non-GAAP financial measures discussed above:

	Years Ended December 31,
	2013	2012	2011
	(In Thousands)
Gross profit	$169,611	$154,313	$157,119
Gross margin	72.3%	71.2%	73.6%
Cost of revenue – amortization of intangible assets	8,136	10,369	13,237
Cost of revenue – stock-based compensation expense	692	445	310
Non-GAAP adjusted gross profit	$178,439	$165,127	$170,666
Non-GAAP adjusted gross margin	76.1%	76.2%	79.9%
(Loss) income from operations	$(15,894)	$(22,300)	$8,860
Amortization of intangible assets	23,644	25,774	28,630
Stock-based compensation expense	8,286	6,561	8,708
Impairment of capitalized software	—	8,715	—
Costs related to public stock offerings	—	—	57
Non-GAAP adjusted operating income	$16,036	$18,750	$46,255
Net loss before income tax	$(20,627)	$(27,605)	$(31)
Amortization of intangible assets	23,644	25,774	28,630
Stock-based compensation expense	8,286	6,561	8,708
Impairment of capitalized software	—	8,715	—
Costs related to debt repayments	—	47	—
Costs related to public stock offerings	—	—	57
Non-GAAP adjusted net income before tax	11,303	13,492	37,364
Non-GAAP income tax expense	4,295	5,127	13,825
Non-GAAP adjusted net income	$7,008	$8,365	$23,539
Net loss	$(15,278)	$(17,380)	$(1,243)
Amortization of intangible assets	23,644	25,774	28,630
Depreciation and amortization	20,864	18,567	19,999
Stock-based compensation expense	8,286	6,561	8,708
Impairment of capitalized software	—	8,715	—
Interest expense	4,136	6,435	10,645
Amortization of debt issuance costs	358	740	1,369
Other expense (income), net(1)	239	(1,870)	(3,123)
Costs related to public stock offerings	—	—	57
Income tax (benefit) expense	(5,349)	(10,225)	1,212
Non-GAAP adjusted EBITDA	$36,900	$37,317	$66,254
Non-GAAP adjusted EBITDA margin	15.7%	17.2%	31.0%
Net cash provided by operating activities	$42,009	$35,186	$54,726
Capitalized software development costs	(20,495)	(18,013)	(18,718)
Capital expenditures	(6,976)	(8,014)	(5,115)
Free cash flow	$14,538	$9,159	$30,893
(1) Other expense (income), net primarily includes fair value adjustments to our interest rate swap which matured on June 30, 2012 and foreign currency transaction gains and losses.

Components of Operating Results
Sources of Revenue
We derive revenue principally through fixed commitment contracts under which we provide customers with various services, including access to our cloud-based Intralinks Platform, access to one or more of our Intralinks exchanges, the related customer support and other services. Our management operates the business in one reportable segment, assessing performance and making operating decisions based on one single operating unit. However, to date we have monitored certain revenue metrics and trends by principal markets, as defined below. We also monitor the mix of "subscription" and "transaction" customers (as defined in "Critical Accounting Policies and Estimates") within these markets, as well as revenue growth in international locations.
The following represent our principal markets:

•
Mergers & Acquisitions (M&A) comprises customers spanning a variety of industries, including financial services, pharmaceutical, biotechnology, consumer, energy, industrial, legal, insurance, real estate and technology, who use Intralinks exchanges for project-based transactions, such as mergers, acquisitions and dispositions. These customers are typically referred to us by financial or legal advisors involved in the respective transactions. This principal market is generally characterized by the use of the Intralinks Platform under transaction arrangements.

•
Enterprise comprises customers, across the same variety of industries described above, who use the Intralinks Platform for a wide range of corporate purposes, primarily under subscription arrangements.

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
We expect that sales and marketing expenses will increase in absolute dollars as we continue to invest in additional direct sales personnel in order to add new customers in our existing markets and geographical locations, as well as in emerging global markets. Additionally, we intend to focus on expanding our partnering efforts and allocating more resources to marketing activities, including building greater brand awareness and sponsoring additional marketing events.
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
We expect that product development expenses will increase in absolute dollars as we extend our service offerings and develop new technologies to ensure our service integrates and performs well with existing and future leading databases, applications, operating systems and other platforms, and keeps pace with technological change in our industry. Depending on the nature and levels of work undertaken, the amount of product development costs that are capitalized may fluctuate from period to period, which may affect our operating expenses, both in terms of absolute dollars and as a percentage of revenue.
Non-Operating Expenses
Non-operating expenses consist of: (i) interest expense related to our long-term debt, (ii) amortization of debt issuance costs, which are being amortized over the remaining life of the related loan, (iii) foreign currency transactions gains and losses, primarily driven by fluctuations between the U.S. Dollar, Pound Sterling and Euro, (iv) fair value adjustments to our interest rate swap which matured on June 30, 2012 and (v) interest income generated from our short-term investments.
Income Tax Expense (Benefit)
We are subject to income tax in the U.S. as well as other countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may also be subject to current U.S. income tax based on our corporate structure and operations. Our effective tax rate differs from the U.S. statutory rate primarily as a result of stock-based compensation, other non-deductible expenses, research and development credits, state taxes, and taxation of our foreign operations.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us, on an ongoing basis, to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The following accounting estimates are viewed by management to be critical because they require significant judgment on the part of management. Management has discussed and reviewed the development, selection, and disclosure of critical accounting estimates with our Audit Committee.
Among the estimates we review are those related to the determination of the fair value of stock options and estimated forfeitures of equity-based awards, the fair value of our single reporting unit, valuation of intangible assets (and their related useful lives), fair value of financial instruments, certain components of the income tax provisions, including valuation allowances on deferred tax assets, accruals for certain compensation expenses, allowances for doubtful accounts and reserves for customer credits. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from those estimates under different assumptions or conditions. Our financial results could be materially different if other methodologies were used or if management modified its assumptions.
During the year ended December 31, 2013, there were no material changes to our significant accounting policies from those included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
Revenue Recognition
We derive revenue principally through fixed commitment contracts under which we provide customers various services, including access to our cloud-based Intralinks Platform, which includes our Intralinks exchanges, as well as the related customer support and other services.
We currently sell our services under service contracts that we categorize as either "subscription" or "transaction" arrangements,

as follows:

•
Subscription arrangements include those customer contracts with an initial term of 12 months or more that automatically renew for successive terms of at least 12 months. Because some long-term customers will not accept automatic renewal terms, we also consider among our subscription customers those whose contracts have been extended upon mutual agreement for at least one renewal term of at least 12 months. We believe subscription arrangements appeal mainly to customers that have integrated our service offerings into their business processes and plan to use our service offerings for a series of expected projects or on an ongoing basis. Subscription arrangements afford customers of our exchange products several benefits, including the ability to manage the creation, opening and closing of any number of exchanges at their convenience during the commitment period, and potentially lower pricing than they would generally be charged under a single-event contract.

•
Transaction arrangements include those customer contracts with an initial term of less than 12 months. We also consider transaction customers to be those first-time customers whose contracts do not have an automatic renewal clause and who have not yet renewed their contracts by mutual agreement. We believe these types of arrangements appeal mainly to customers who have a single discrete project. Unlike subscription contracts, which generally renew for at least one year at a time, transaction contracts continue in effect after their initial term on a month-to-month basis until the customer terminates, often by closing the relevant exchange.

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
Under most subscription arrangements for our exchange offering, an annual fixed commitment fee is determined based on the aggregate value of the expected number of exchanges required over the term, the type of exchanges expected to be opened, the number of users that are expected to access each exchange and the volume of data expected to be managed in the exchanges. We bill customers with annual commitment fees in advance, generally in four equal quarterly installments. Similarly, a transaction contract for a single project will have a fee covering services for the expected duration of the project, for which we generally bill customers in full, in advance, upon the commencement of the contract. Subscription and transaction fees billed in advance are recorded initially in accounts receivable and deferred revenue, until such time that the relevant revenue recognition criteria have been met, at which time the related amounts are included in revenue.
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
Our customers do not have a contractual right, or the ability, to take possession of the Intralinks software at any time during the hosting period, or to contract with an unrelated third party to host the Intralinks software. Therefore, revenue recognition for our services is not accounted for under the specific guidance of the Financial Accounting Standards Board, or the FASB, on software revenue recognition. We recognize revenue for our services ratably over the related service period, as described above.
We offer our services to customers through single-element and multiple-element arrangements, some of which contain offerings for optional services, including document scanning, data archiving and other professional services. In accordance with the FASB's guidance on multiple-deliverable arrangements, we have evaluated the deliverables in our arrangements to determine whether they represent separate units of accounting and, specifically whether the deliverables have value to our customers on a standalone basis. We have determined that the services delivered to customers under our existing arrangements generally represent a single unit of accounting. Revenue for optional services is recognized as delivered, or as completed, provided that the general revenue recognition criteria described above are met. We will continue to evaluate the nature of the services offered to customers under our fixed commitment contracts, as well as our pricing practices, to determine if a change in policy regarding multiple-element arrangements and related disclosures is warranted in future periods.
Additionally, certain of our contracts contain provisions for set-up, implementation and other professional services relating to the customer's use of our platform. We believe that these set-up, implementation and other professional services provide value to the customer over the entire period that the exchange is active, including renewal periods, and therefore the revenue related to these services is recognized over the longer of the contract term or the estimated relationship life. We continue to evaluate the length of the amortization period of the revenue related to set-up, implementation and other professional service fees, as we gain more experience with customer contract renewals.
From time to time we agree to sales concessions with our customers; a reserve for which is estimated based on historical patterns of actual credits issued. Expenses associated with maintaining this reserve are recorded as a reduction to revenue.
Deferred revenue represents the billed but unearned portion of existing contracts for services to be provided. Deferred revenue does not include the unbilled portion of existing contractual commitments of our customers. Accordingly, our deferred revenue balance does not represent the total contract value of outstanding arrangements. Amounts that have been invoiced but not yet collected are recorded as revenue or deferred revenue, as appropriate, and are included in our accounts receivable balances. Deferred revenue that will be recognized during the subsequent 12-month period is classified as "Deferred revenue," with the remaining portion as non-current deferred revenue as a component of "Other long-term liabilities" on the Consolidated Balance Sheets.
Stock-Based Compensation - We use the Black-Scholes option pricing model to determine the fair value of options granted under our 2007 Stock Option and Grant Plan and 2010 Equity Incentive Plan, as well as the rights awarded under our 2010 Employee Stock Purchase Plan, or ESPP. Using this model, fair value is calculated based on assumptions with respect to (i) the expected volatility of our common stock price, (ii) the expected life of the award, which for options is the period of time over which equity recipients are expected to hold their options prior to exercise and for ESPP rights is the period of time between the offering date and the exercise date (as defined in Note 12 to our Consolidated Financial Statements), (iii) expected dividend yield on our common stock, and (iv) a risk-free interest rate, which is based on quoted U.S. Treasury rates for securities with maturities approximating the expected term. The use of different assumptions in the Black-Scholes pricing model would result in different amounts of stock-based compensation expense. Furthermore, if we were to use different assumptions in future periods, stock-based compensation expense could be materially impacted in the future.
The fair value of restricted shares of common stock, or RSAs, and restricted stock units, or RSUs, is generally determined using the intrinsic value of our common stock at the time of grant, with the exception of the 0.5 million performance based RSAs issued to our Chief Executive Officer on February 1, 2012. The fair value of the performance based RSAs was determined using a Monte-Carlo simulation.
We do not have a significant history of market prices, and as such, we estimate volatility in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 14 D.1, using historical volatilities of similar public companies. We based our analysis of expected volatility on reported data for a peer group of companies within our industry, using an average of the historical volatility measures of this peer group of companies. We intend to continue to consistently apply this process using the same or similar entities until a sufficient amount of historical information regarding the volatility of our own stock price becomes available, or unless circumstances change such that the identified entities are no longer similar to us, in which case, we would select and use in the calculation publicly available share price information for more suitable entities. Once a sufficient amount of historical information regarding the volatility of our share price becomes available, we will utilize the closing prices of our publicly-traded common stock to determine our volatility. The expected life of options has been determined using the "simplified" method, which uses the midpoint between the vesting date and the end of the contractual term. We utilize the simplified method of determining the expected life of options due to the limited period of time our common stock has been publicly traded, thus resulting in a lack of sufficient historical exercise data in a publicly traded environment to provide a reasonable basis upon which to estimate expected term. We intend to continue to consistently apply the simplified method until a sufficient amount of historical information regarding exercise data in a publicly traded environment becomes available. The risk-free interest rate is based on quoted U.S. Treasury rates for securities with maturities approximating the award's expected term. The expected dividend yield is zero as we never paid dividends and do not currently anticipate paying any in the foreseeable future.
Stocked-based compensation expense for stock options is recorded over the requisite service period, less estimated forfeitures. For grants of RSAs and RSUs, we record stock-based compensation expense based on the fair value of the shares on the grant date over the requisite service period, less estimated forfeitures. Stock-based compensation expense for ESPP rights is recorded in line with each respective offering period.
We utilize an estimated forfeiture rate when calculating expense for the period. We consider several factors when estimating future forfeitures, including types of awards, employee level and historical experience. If this estimated rate changes in future periods due to different actual forfeitures, our stock-based compensation expense may increase or decrease significantly. If there are any modifications or cancellations of the underlying unvested securities or the terms of the awards, we may be required to accelerate, increase or cancel any remaining unamortized stock-based compensation.
Income Taxes - We account for income taxes on the asset and liability method pursuant to ASC 740, Income Taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences of net operating losses and tax credit carryforwards, and temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income taxes are measured using enacted tax rates applicable to taxable income in the years in which the temporary differences are expected to reverse. The effect on deferred income taxes of a change in tax rates is recognized in our results of operations in the period that includes the enactment date.

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
Investments - Our investment portfolio may at any time contain investments in U.S. Treasury obligations, securities guaranteed by the U.S. government, certificates of deposit, corporate notes and bonds, medium-term notes, commercial paper, and money market mutual funds, each with original maturities less than one year. Our investments with original maturity dates of less than three months from the purchase date are included in "Cash and cash equivalents" on the Consolidated Balance Sheets included elsewhere in this Form 10-K. Our investments with original maturity dates in excess of three months, but less than one year, from the purchase date are classified as short-term investments on the Consolidated Balance Sheets included elsewhere in this Form 10-K. Short-term investments classified as held-to-maturity are recorded at amortized cost. Interest earned on short-term investments is included in "Other expense (income), net" on the Consolidated Statements of Operations, included elsewhere in this Form 10-K.
Fair Value of Financial Instruments - The carrying amounts of our cash and cash equivalents, short-term investments classified as held-to-maturity, accounts receivable, accounts payable and other accrued expenses approximate fair value due to the short-term nature of these instruments. See "Derivative Instruments and Hedging Activities" below for a discussion of our accounting policy for our interest rate swap, which matured during 2012.
Allowance for Doubtful Accounts - We evaluate the adequacy of the allowance for doubtful accounts on a quarterly basis. This evaluation includes historical loss experience, length of time receivables are past due, adverse situations that may affect a customer's ability to pay its obligation to us and prevailing market conditions. This evaluation is inherently subjective and estimates may be revised as more information becomes available.
Software Development Costs - We account for the cost of computer software developed or obtained for internal use by capitalizing qualifying costs that are incurred during the application development stage and amortizing them over the expected period of benefit, which we have determined to be three years for most internally developed software. Amortization begins when the software is ready for its intended use. Costs incurred in the preliminary and post-implementation stages of our products are expensed as incurred. The amounts capitalized include external direct costs of services used in developing internal-use software, payroll and payroll-related costs of employees directly associated with the development activities and interest. Software development costs are evaluated for recoverability whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. During 2012, the Company recorded an impairment loss on certain internal-use capitalized software of $8.7 million.
Goodwill - At December 31, 2013, we have $215.9 million of goodwill. Goodwill is assessed for impairment annually as of October 1 or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The goodwill impairment test is based on our single operating segment and reporting unit structure. No goodwill impairment was identified in any of the years presented.
In 2011, the FASB issued authoritative guidance which gives entities the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the entity elects to perform a qualitative assessment and concludes it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no further assessment of that reporting unit's goodwill is necessary; otherwise goodwill must be tested for impairment using a two-step process. The first step involves a comparison of the estimated fair value of an entity's reporting unit to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying value of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with its carrying value to measure the amount of impairment, if any. If the carrying value of a reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess.
The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. When performing the quantitative analysis, we utilize valuation techniques consistent with the market approach and income approach to measure fair value for purposes of impairment testing. An estimate of fair value can be affected by many assumptions, requiring that management make significant judgments in arriving at these estimates, including the expected operational performance of our business in the future, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use to estimate future cash flows - including sales growth, pricing of our services, market penetration, competition, technological obsolescence, fair value of net operating loss carryforwards and discount rates - are consistent with our internal planning. Significant changes in these estimates and the related assumptions, changes in market capitalization, or changes in qualitative factors affecting us in the future, could result in an impairment charge related to our goodwill.
While there were no qualitative factors that suggested the fair value of Intralinks was less than the carrying value, we elected to perform a quantitative impairment assessment as of October 1, 2013. Step 1 of the goodwill impairment test was performed using a combination of a market approach and an income approach using a discounted cash flow, or DCF, analysis. The market approach considered our market capitalization as of October 1, 2013, adjusted for an estimated equity control premium of 20%. The estimated cash flows utilized in the DCF analysis were based on our most recent budget and business plans and, for years beyond the budget, our best estimate of future results, based, in part, on forecasted growth rates. Assumptions used in the DCF analysis include a 13% discount rate. Based on the results of the quantitative assessment, the estimated fair value of the Company's single reporting unit exceeds its carrying value and the second step of the impairment test is not necessary.
Other Intangible and Long-Lived Assets - Our definite-lived intangible assets include developed technology, customer relationships, trade names and non-compete agreements. Developed technology is amortized over its estimated useful life at a rate consistent with the expected future cash flows to be generated by the asset. All other definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.
Other long-lived assets primarily consist of computer equipment, capitalized software, furniture, fixtures, office equipment and leasehold improvements, which are subject to depreciation over the useful life of the asset. The useful lives of our definite-lived intangible and other long-lived assets are determined based on our estimate of the period over which the asset will be utilized; such periods are periodically reviewed for reasonableness. We may be required to change these estimates based on changes in our industry or other changing circumstances. If these estimates change in the future, we may be required to recognize increased or decreased depreciation expense for these assets.
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
Derivative Instruments and Hedging Activities - Until its maturity in June 2012, we maintained an interest rate swap agreement that economically hedged our exposure to changes in the amounts of future cash flows, driven by the variable rates associated with our long-term debt. Our interest rate swap was recorded on the balance sheet at fair value. The fair value of the interest rate swap was measured each reporting period and included a credit valuation adjustment that reflected consideration of our own credit risk, since the interest rate swap was in a liability position. We do not hold derivatives and do not use financial instruments for any trading or other speculative purposes.
Warranties and Indemnification - Our revenue generating contracts generally provide for indemnification of customers against liabilities arising from third party claims that are attributable to the breach of warranties or infringement of third party intellectual property rights, subject to contractual limitations of liability. To date, we have not incurred any material costs as a result of these indemnification obligations and have not accrued any liabilities related to these obligations in the Consolidated Financial Statements included elsewhere in this Form 10-K as we currently have no infringement or warranty related disputes with customers or third parties.
We have entered into contracts that include service level agreements with some of our customers in which we have warranted that we will provide certain levels of uptime. A subset of those customers have the explicit right, under the terms of their contracts, to receive credits or terminate their agreement in the event that we fail to meet those stated service levels. To date, we have not provided credits nor had any agreement canceled based on these service level agreements.
We warrant that our service is provided in a manner reasonably designed for the secure transmission of customer data. We do not monitor our exposure to customer contracts in terms of maximum payout. In the event of an infringement claim giving rise to indemnification liability, we have the right to satisfy our obligations to our customers by providing them with a workaround or by suspending or terminating their service to mitigate any liability. We rely on a risk framework to define risk tolerances and establish limits to ensure that certain risk-related losses occur within acceptable, predefined limits. Factors that we consider in determining exposure include the fact that we disclaim liability for consequential and indirect damages, including for loss of data, resulting from any breach of contract and that we, to date, have not had to do any make-good rework or been impacted by any payout in connection with any of these guarantees. Thus, the potential for us to be required to make payments under these arrangements is remote and, accordingly, no contingent liability is carried on the Consolidated Balance Sheet included elsewhere in this Form 10-K for these transactions.
Recent Accounting Pronouncements
In February 2013, the FASB issued new accounting guidelines that require disclosure of amounts reclassified from accumulated other comprehensive income to net income. The adoption of this accounting guidance, which became effective and was adopted by the Company as of January 1, 2013, had no material impact on the Company's Consolidated Financial Statements.
In June 2013, the FASB ratified accounting guidance proposed by the Emerging Issues Task Force that requires entities to present an unrecognized tax benefit net with certain deferred tax assets when specific requirements are met. The amendments in this updated guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The effect of this guidance has no impact on our Consolidated Balance Sheet.
Results of Operations
The following table sets forth Consolidated Statements of Operations data as a percentage of total revenues.

	Years Ended December 31,
	2013	2012	2011
Revenue	100.0%	100.0%	99.7%
Other revenue	—%	—%	0.3%
Total revenue	100.0%	100.0%	100.0%
Cost of revenue	27.7%	28.8%	26.4%
Gross profit	72.3%	71.2%	73.6%
Operating expenses:
Sales and marketing	46.2%	44.4%	41.6%
General and administrative	24.3%	23.4%	19.1%
Product development	8.5%	9.7%	8.7%
Impairment of capitalized software	—%	4.0%	—%
Total operating expenses	79.1%	81.5%	69.4%
(Loss) income from operations	(6.8)%	(10.3)%	4.1%
Interest expense	1.8%	3.0%	5.0%
Amortization of debt issuance costs	0.2%	0.3%	0.6%
Other expense (income), net	0.1%	(0.9)%	(1.5)%
Net loss before income tax	(8.8)%	(12.7)%	0.0%
Income tax (benefit) expense	(2.3)%	(4.7)%	0.6%
Net loss	(6.5)%	(8.0)%	(0.6)%

Comparison of the Years ended December 31, 2013 and 2012
Revenue
Total revenue was $234.5 million for the year ended December 31, 2013, up $17.8 million or 8.2% from $216.7 million for the year ended December 31, 2012, primarily due to a 20.6% increase in M&A revenue.

					% Revenue
	Years Ended December 31,		Increase (Decrease)	% Increase (Decrease)	Years Ended December 31,
	2013	2012			2013	2012
	(In Thousands)
M&A	$110,456	$91,606	$18,850	20.6%	47.1%	42.3%
Enterprise	95,246	94,616	630	0.7%	40.6%	43.7%
DCM	28,794	30,445	(1,651)	(5.4)%	12.3%	14.0%
Total revenue	$234,496	$216,667	$17,829	8.2%	100%	100%
M&A — The results for the year ended December 31, 2013 reflect an increase in M&A revenue of $18.9 million, or 20.6%, as compared to the year ended December 31, 2012. The increase in M&A revenue reflects a higher volume of strategic business transactions, larger deal sizes, a price increase and market share gains in each of the geographic regions in which we operate.
Enterprise — The results for the year ended December 31, 2013 reflect a nominal increase in Enterprise revenue of $0.6 million, or 0.7%, as compared to the year ended December 31, 2012, due primarily to new subscriptions sales.
DCM — The results for the year ended December 31, 2013 reflect a decrease in DCM revenue of $1.7 million, or 5.4%, as compared to the year ended December 31, 2012. The decrease in DCM revenue primarily reflects the net cumulative impact of 2012 contract cancellations, partially offset by the impact of a higher volume of loan syndication market transactions.
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
Cost of Revenue and Gross Profit

	Years Ended December 31,		Increase	% Increase
	2013	2012
	(In Thousands)
Cost of revenue	$64,885	$62,354	$2,531	4.1%
Gross profit	$169,611	$154,313	15,298	9.9%
Gross margin	72.3%	71.2%	1.1%
Cost of revenue for the year ended December 31, 2013 increased $2.5 million, or 4.1%, as compared to the year ended December 31, 2012, due to a $3.1 million increase in depreciation and amortization primarily related to the enhancement of our service offerings and an increase of $1.7 million in salaries and related expense, which was primarily related to incentive compensation and severance, partially offset by a decrease of $2.2 million in amortization of intangible assets in accordance with the amortization schedule associated with these intangible assets. Gross margin increased 1.1% due to the $17.8 million increase in revenue, primarily related to the growth in M&A revenue, partially offset by an increase of $2.5 million in cost of revenue.
Operating Expenses
Total operating expenses for the year ended December 31, 2013 increased by $8.9 million, or 5.0%, as compared to the year ended December 31, 2012. Excluding an impairment charge taken in 2012, operating expenses increased by 17.6 million, or10.5%.

	Years Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2013	2012
	(In Thousands)
Sales and marketing	$108,428	$96,198	$12,230	12.7%
General and administrative	57,063	50,608	6,455	12.8%
Product development	20,014	21,092	(1,078)	(5.1)%
Impairment of capitalized software	—	8,715	(8,715)	NM
Total operating expenses	$185,505	$176,613	$8,892	5.0%
Sales and Marketing — The results for the year ended December 31, 2013 reflect an increase in sales and marketing expense of $12.2 million, or 12.7%, as compared to the year ended December 31, 2012, driven by increases in (i) salaries, commission and related expense of $6.1 million mostly from increased headcount and incentive compensation, (ii) marketing expense of $2.4 million related to the launch of Intralinks VIA and our new corporate branding, (iii) commissions of $2.0 million paid to partners primarily related to an initiative to drive an increase in renewal rates, (iv) travel and entertainment expenses of $1.5 million primarily due to the execution of our redesigned sales model, along with increased headcount and (v) professional fees of $1.2 million related to our strategic initiatives.
General and Administrative — The results for the year ended December 31, 2013 reflect an increase in general and administrative expense of $6.5 million, or 12.8%, as compared to the year ended December 31, 2012, driven by an increase of $6.5 million in salaries and related expense primarily due to increases in headcount, incentive compensation and stock-based compensation expense, as well as the 2013 transfer of certain employees, who now support our internal business systems, from our product development group to our general and administrative group.
Product Development — The results for the year ended December 31, 2013 reflect a decrease in product development expense of $1.1 million, or 5.1%, as compared to the year ended December 31, 2012, driven by (i) a decrease of $2.1 million in salaries and related expense that resulted from (a) a greater percentage of product development costs being capitalized, including work on Intralinks VIA, our new Enterprise-focused content sharing and collaboration solution, as well as development of enhanced functionality in our DCM and M&A products, and (b) the 2013 transfer of certain employees, who now support our internal business systems, from our product development group to our general and administrative group, and (ii) a decrease of $0.3 million in depreciation and amortization. These decreases were partially offset by an increase of $1.8 million in consulting expense, primarily related to product architectural work and pre-production support.
Total product development costs are comprised of both capitalized software and product development expense.

	Years Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2013	2012
	(In Thousands)
Capitalized software	$21,761	$18,013	$3,748	20.8%
Product development expense	20,014	21,092	(1,078)	(5.1)%
Total product development costs	$41,775	$39,105	$2,670	6.8%
The increase in total product development costs of $2.7 million, or 6.8%, reflects a higher level of spending to support our new Enterprise-focused content sharing and collaboration solution, as well as development of enhanced functionality in our DCM and M&A products.
Impairment of Capitalized Software — The results for the year ended December 31, 2012 include an impairment loss of $8.7 million related to certain internal-use capitalized software that was recorded in conjunction with our strategic review, as management decided at that time to replace certain server-based systems with SaaS-based solutions.

Non-Operating Expenses

	Years Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2013	2012
	(In Thousands)
Interest expense	$4,136	$6,435	$(2,299)	(35.7)%
Amortization of debt issuance costs	$358	$740	$(382)	(51.6)%
Other expense (income), net	$239	$(1,870)	$(2,109)	112.8%
Interest Expense — Interest expense for the year ended December 31, 2013 decreased by $2.3 million, or 35.7% as compared to the year ended December 31, 2012. Including interest capitalized in 2013 of $0.5 million, interest expense decreased $1.8 million or 27.7%, which was primarily driven by the expiration of the interest rate swap as of June 30, 2012 and a lower outstanding debt balance due to principal repayments, partially offset by a higher interest rate on our Prior Credit Facility.
Amortization of Debt Issuance Costs — Amortization of debt issuance costs for the year ended December 31, 2013 decreased by $0.4 million, or 51.6%, as compared to the year ended December 31, 2012, due to certain debt issuance costs that became fully amortized subsequent to December 31, 2012.
Other Expense (Income), Net — Other expense (income), net for the year ended December 31, 2013 primarily relates to foreign currency transaction losses. Other expense (income), net for the year ended December 31, 2012 primarily relates to a $1.5 million gain associated with the fair value adjustment to our interest rate swap that matured on June 30, 2012.
Income Tax Benefit
For the year ended December 31, 2013, our income tax benefit totaled $5.3 million representing an effective tax rate of 25.9%. For the year ended December 31, 2012, our income tax benefit totaled $10.2 million, representing an effective tax rate of 37.0%. The differences between our effective tax rates and the U.S. Federal statutory income tax rate of 35% resulted primarily from non tax-deductible stock-based compensation expense, other non tax-deductible expenses, state income taxes, foreign income taxes, and research and development tax credits.

During the financial statement close process for the three months ended June 30, 2013, the Company identified a prior period error totaling $0.8 million, which was corrected and recorded as a cumulative adjustment to long-term deferred tax assets within the Consolidated Balance Sheet at June 30, 2013, and was reflected as an income tax expense within the Consolidated Statement of Operations for the three and six months ended June 30, 2013. The Company does not believe that this adjustment is material to the Consolidated Financial Statements for any prior period or to the 2013 results.
During the financial statement close process for the three months ended March 31, 2012, the Company identified a prior period error totaling $0.8 million, which was corrected and recorded as a cumulative adjustment to long-term deferred tax assets within the Consolidated Balance Sheet at March 31, 2012, and was reflected as an income tax benefit within the Consolidated Statement of Operations for the three months ended March 31, 2012. The Company does not believe that this adjustment is material to the Consolidated Financial Statements for any prior period or to the 2012 results.
Comparison of the Years Ended December 31, 2012 and 2011
Revenue
Total revenue increased to $216.7 million for year ended December 31, 2012, from $213.5 million for the year ended December 31, 2011.

					% Revenue
	Years Ended December 31,		Increase (Decrease)	% Increase (Decrease)	Years Ended December 31,
	2012	2011			2012	2011
	(In Thousands)
Enterprise	$94,616	$94,588	$28	0.0%	43.7%	44.3%
M&A	91,606	83,763	7,843	9.4%	42.3%	39.2%
DCM	30,445	34,539	(4,094)	(11.9)%	14.0%	16.2%
Other revenue	—	614	(614)	(100.0)%	0.0%	0.3%
Total revenue	$216,667	$213,504	$3,163	1.5%	100%	100%
Enterprise — Enterprise revenue for the year ended December 31, 2012 was essentially flat as compared to the year ended

December 31, 2011.
M&A — The results for the year ended December 31, 2012 reflect an increase in M&A principal market revenue of $7.8 million, or 9.4%, as compared to the year ended December 31, 2011. The increase in M&A revenue in 2012, as compared to the prior year, reflects a higher volume of strategic business transactions and market share gains.
DCM — The results for the year ended December 31, 2012 reflect an increase in DCM principal market revenue of $4.1 million, or 11.9%, as compared to the year ended December 31, 2011. The results for 2012 reflect the net cumulative impact of 2012 cancellations.
Other Revenue — The results for the year ended December 31, 2011 included $0.6 million of business interruption insurance proceeds received during the period as a result of a claim filed for lost revenue from an interruption to our operations caused by water damage to one of our primary facilities from a fire on a floor above.
Cost of Revenue and Gross Margin

	Years Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2012	2011
	(In Thousands)
Cost of revenue	$62,354	$56,385	$5,969	10.6%
Gross profit	$154,313	$157,119	(2,806)	(1.8)%
Gross margin	71.2%	73.6%	(2.4)%
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
Operating Expenses
Total operating expenses for year ended December 31, 2012 increased by $28.4 million, or 19.1%, as compared to the year ended December 31, 2011.

	Years Ended December 31,		Increase	% Increase
	2012	2011
	(In Thousands)
Sales and marketing	$96,198	$88,872	$7,326	8.2%
General and administrative	50,608	40,808	9,800	24.0%
Product development	21,092	18,579	2,513	13.5%
Impairment of capitalized software	8,715	—	8,715	NM
Total operating expenses	$176,613	$148,259	$28,354	19.1%
Sales and Marketing — The results for the year ended December 31, 2012 reflect an increase in sales and marketing expense of $7.3 million, or 8.2%, as compared to the year ended December 31, 2011. The increase in sales and marketing expense in 2012, as compared to the prior year period, was primarily driven by (i) an increase of $4.9 million in personnel related expenses, primarily salaries, bonus, benefits and severance, (ii) an increase of $3.8 million related to marketing programs and initiatives and (iii) $1.1 million in increased occupancy costs. The increases were partially offset by reductions of (i) $1.3 million in non-cash compensation, (ii) $0.7 million in recruiting expenses and (iii) $0.4 million in travel and entertainment spending.
General and Administrative — The results for the year ended December 31, 2012 reflect an increase in general and administrative expense of $9.8 million, or 24.0%, as compared to the year ended December 31, 2011. The increase in general and administrative expense in 2012, as compared to the prior year period, was primarily driven by (i) an increase of $5.9 million of professional services related to a strategic review we undertook, improvements in infrastructure, as well as legal, tax and audit services, (ii) an increase of $3.8 million in headcount-related expenses, comprised primarily of salaries, bonus and benefits, and (iii) an increase of $1.7 million in system support and maintenance costs driven by system improvements and additional licenses to accommodate increased headcount. The increases were partially offset by reductions of $1.1 million in non-cash compensation and $0.3 million in office expense.
Product Development — The results for the year ended December 31, 2012 reflect an increase in product development expense of $2.5 million, or 13.5%, as compared to the year ended December 31, 2011, due primarily to an increase in headcount-related expense and the initiation of new development activities related to our platform and software enhancements, partially offset by the completion of fully deployed projects.
Total product development costs are comprised of both capitalized software and product development expense.

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2012	2011
	(In Thousands)
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
Impairment of Capitalized Software — In conjunction with the strategy review conducted during the second quarter of 2012, we initiated a company-wide evaluation of our internal systems. As a result of this initiative, management decided to replace certain server-based systems with SaaS-based solutions, resulting in an impairment of certain internal-use capitalized software. Accordingly, we recorded an impairment loss on capitalized software of $8.7 million (including incremental costs of $0.3 million representing amounts paid to the vendor to terminate the contractual relationship) for the year ended December 31, 2012.
Non-Operating Expenses

	Years Ended December 31,		Increase(Decrease)	% Increase (Decrease)
	2012	2011
	(In Thousands)
Interest expense	$6,435	$10,645	$(4,210)	(39.5)%
Amortization of debt issuance costs	$740	$1,369	$(629)	(45.9)%
Other income, net	$(1,870)	$(3,123)	$(1,253)	(40.1)%
Interest Expense — Interest expense for the year ended December 31, 2012 decreased by $4.2 million, or 39.5%, compared to the year ended December 31, 2011 due primarily to the expiration of the interest rate swap as of June 30, 2012 and a lower outstanding debt balance due to repayments of $49.6 million of our outstanding debt on our Prior Credit Facility.
Amortization of Debt Issuance Costs — Amortization of debt issuance costs for the year ended December 31, 2012 decreased by $0.6 million, or 45.9% as compared to the year ended December 31, 2011 due to the amortization of certain debt issuance costs related to the proportionate amounts of debt that were repaid.
Other Income, Net — Other income, net for the year ended December 31, 2012 primarily relates to a $1.5 million gain associated with the fair value adjustment to our interest rate swap liability and $0.3 million in foreign currency transaction gains. Other income, net for the year ended December 31, 2011 primarily relates to a $4.2 million gain associated with the fair value adjustment to our interest rate swap liability, partially offset by $0.9 million in foreign currency transaction losses.
Income Tax (Benefit) Expense
For the year ended December 31, 2012, our income tax benefit totaled $10.2 million, representing an effective tax rate of 37.0%. For the year ended December 31, 2011, our income tax expense totaled $1.2 million, representing an effective tax rate of (3,970.2)%. The differences between our effective tax rates and the U.S. statutory income tax rate of 35% resulted primarily from non tax-deductible stock-based compensation expense, other non tax-deductible expenses, state income taxes, foreign income taxes and research and development tax credits. Our 2011 effective tax rate resulted from our pre-tax loss of $0.03 million relative to substantially higher non tax-deductible expenses for tax purposes, primarily stock-based compensation expense.

During the financial statement close process for the three months ended March 31, 2012, the Company identified a prior period error totaling $0.8 million, which was corrected and recorded as a cumulative adjustment to long-term deferred tax assets within the Consolidated Balance Sheet at March 31, 2012, and was reflected as an income tax benefit within the Consolidated Statement of Operations for the three months ended March 31, 2012. The Company does not believe that this adjustment is material to the Consolidated Financial Statements for any prior period or to the 2012 results.
Quarterly Results of Operations
The following tables set forth selected unaudited quarterly statements of operations for the eight quarters ended December 31, 2013. The information for each of these quarters has been prepared on the same basis as the audited Consolidated Financial Statements included elsewhere in this Form 10-K and, in the opinion of management, includes all adjustments necessary for the fair presentation of the results of operations for these periods. This data should be read in conjunction with our audited Consolidated Financial Statements and related notes included elsewhere in this Form 10-K. These quarterly operating results are not necessarily indicative of our operating results for any future period.

Consolidated Statement of Operations:	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(In Thousands)
Enterprise	$23,937	$23,576	$23,246	$24,487
M&A	24,306	26,321	28,670	31,159
DCM	6,778	7,845	7,200	6,971
Other revenue	—	—	—	—
Total revenue	55,021	57,742	59,116	62,617
Cost of revenue	15,567	16,223	15,919	17,176
Gross profit	39,454	41,519	43,197	45,441
Gross profit margin	71.7%	71.9%	73.1%	72.6%
Operating expenses:
Sales and marketing	24,914	27,274	27,122	29,118
General and administrative	14,138	13,719	13,844	15,362
Product development	4,678	4,680	4,878	5,778
Total operating expenses	43,730	45,673	45,844	50,258
Loss from operations	(4,276)	(4,154)	(2,647)	(4,817)
Interest expense	1,122	1,152	1,242	620
Amortization of debt issuance costs	112	104	71	71
Other expense (income), net	779	189	(662)	(67)
Net loss before income tax	(6,289)	(5,599)	(3,298)	(5,441)
Income tax benefit	(1,733)	(1,242)	(782)	(1,592)
Net loss	$(4,556)	$(4,357)	$(2,516)	$(3,849)
Adjusted EBITDA (1)	$8,515	$8,845	$10,707	$8,832
Adjusted EBITDA margin	15.5%	15.3%	18.1%	14.1%

Consolidated Statement of Operations:	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(In Thousands)
Enterprise	$23,261	$23,364	$23,822	$24,170
M&A	19,977	21,483	23,905	26,240
DCM	7,547	8,918	7,026	6,954
Other revenue	—	—	—	—
Total revenue	50,785	53,765	54,753	57,364
Cost of revenue	15,505	16,222	15,209	15,419
Gross profit	35,280	37,543	39,544	41,945
Gross profit margin	69.5%	69.8%	72.2%	73.1%
Operating expenses:
Sales and marketing	24,392	22,742	23,526	25,539
General and administrative	12,165	14,194	12,453	11,796
Product development	4,440	5,274	5,359	6,019
Impairment of capitalized software	—	8,377	—	338
Total operating expenses	40,997	50,587	41,338	43,692
Loss from operations	(5,717)	(13,044)	(1,794)	(1,747)
Interest expense	2,136	1,938	1,171	1,190
Amortization of debt issuance costs	191	223	177	149
Other (income) expense, net	(1,238)	447	(689)	(392)
Net loss before income tax	(6,806)	(15,652)	(2,453)	(2,694)
Income tax benefit	(1,222)	(6,623)	(1,194)	(1,185)
Net loss	$(5,584)	$(9,029)	$(1,259)	$(1,509)
Adjusted EBITDA (1)	$7,064	$8,452	$10,567	$11,231
Adjusted EBITDA margin	13.9%	15.7%	19.3%	19.6%
(1) The tables below provide reconciliation of the U.S. GAAP financial measure of net loss to the non-U.S. GAAP financial measure of Adjusted EBITDA included above. For additional details regarding non-GAAP disclosures, refer to "Non-GAAP Financial Measures" included elsewhere within this Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(In Thousands)
Net loss	$(4,556)	$(4,357)	$(2,516)	$(3,849)
Amortization of intangible assets	5,844	5,967	5,967	5,866
Depreciation and amortization	4,831	5,021	5,290	5,722
Stock-based compensation expense	2,116	2,012	2,097	2,061
Impairment of capitalized software	—	—	—	—
Interest expense	1,122	1,152	1,242	620
Amortization of debt issuance costs	112	104	71	71
Other expense (income), net	779	189	(662)	(67)
Income tax benefit	(1,733)	(1,242)	(782)	(1,592)
Non-GAAP adjusted EBITDA	$8,515	$8,846	$10,707	$8,832

	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(In Thousands)
Net loss	$(5,584)	$(9,029)	$(1,259)	$(1,509)
Amortization of intangible assets	7,157	6,937	5,834	5,846
Depreciation and amortization	4,279	4,491	4,732	5,065
Stock-based compensation expense	1,345	1,691	1,795	1,729
Impairment of capitalized software	—	8,377	—	338
Interest expense	2,136	1,938	1,171	1,190
Amortization of debt issuance costs	191	223	177	149
Other (income) expense, net	(1,238)	447	(689)	(392)
Income tax benefit	(1,222)	(6,623)	(1,194)	(1,185)
Non-GAAP adjusted EBITDA	$7,064	$8,452	$10,567	$11,231
Seasonality
Renewal dates for our subscription contracts are typically spread over the course of the year, though we generally experience a greater concentration of renewals in the second and fourth fiscal quarters. However, since our revenues are primarily recognized ratably over the related service period and contracts are generally invoiced in advance either annually or on a quarterly basis over the contract period, the impact on our revenue is not material.
Liquidity and Capital Resources
We currently use the net cash generated from operations to fund our working capital needs and our capital expenditure requirements. At December 31, 2013, we had $50.5 million in cash and cash equivalents, $34.9 million in short-term investments, and $38.3 million in accounts receivable, net of allowance for doubtful accounts and credit reserve. We believe that we have sufficient cash resources to continue operations for at least the next 12 to 24 months.
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
Our corporate credit ratings and rating agency outlooks as of December 31, 2013 are summarized in the table below.

Rating Agency	Rating	Outlook
Moody's	B2	Stable
Standard & Poor's	B+	Stable
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

Cash Flows

	December 31,
	2013	2012	2011
	(In Thousands)
Cash and cash equivalents	$50,540	$43,798	46,694

	Years ended December 31,
	2013	2012	2011
	(In Thousands)
Net cash provided by operating activities	$42,009	$35,186	$54,726
Net cash used in investing activities	(34,792)	(22,552)	(59,953)
Net cash (used in) provided by financing activities	(168)	(15,226)	1,455
Effect of foreign exchange rate changes on cash and cash equivalents	(307)	(304)	(1)
Net increase (decrease) in cash and cash equivalents	$6,742	$(2,896)	$(3,773)
Operating Activities
Net cash provided by operating activities during the year ended December 31, 2013 was $42.0 million, as a result of $32.3 million in cash generated from results of operations, after adjusting for non-cash items, and a net increase in our operating assets and liabilities of $9.7 million. The net increase in operating assets and liabilities consisted primarily of: (i) an increase of $5.1 million in accounts payable due to more effective cash management, (ii) an increase of $4.1 million in accrued expenses and other liabilities primarily related to incentive compensation, and (iii) a $4.0 million increase in deferred revenue, partially offset by (iv) an increase of $2.4 million in accounts receivable related, in part, to higher billings and (v) an increase of $1.2 million in prepaid expenses and other assets, due primarily to prepaid licensing costs related to software infrastructure. Additionally, net cash provided by operating activities during the year ended December 31, 2013 primarily consisted of a net loss of $15.3 million plus adjustments for non-cash items including (a) amortization of intangible assets of $23.6 million, (b) depreciation and amortization of $20.9 million, (c) stock-based compensation expense of $8.3 million, (d) provision for bad debts and customer credits of $1.6 million, and (e) amortization of deferred costs of $1.5 million, partially offset by (f) a reduction in net deferred tax liability of $8.3 million.
Net cash provided by operating activities during the year ended December 31, 2012 was $35.2 million, primarily as a result of $31.7 million in cash generated by operations, after adjusting for non-cash items, and a net increase in our operating assets and liabilities of $3.5 million. The net increase in operating assets and liabilities primarily consisted of an increase of $4.8 million of accrued expenses and other liabilities primarily driven by bonus, commissions and severance, partially offset by (i) a decrease of $0.5 million of accounts payable due to the timing of payments, and (ii) $0.9 million increase in prepaid expenses and other assets, primarily related to contractual obligations and securing more favorable vendor pricing. Additionally, net cash provided by operating activities during the year ended December 31, 2012 consisted of a net loss of $17.4 million plus adjustments for non-cash items including (a) amortization of intangible assets of $25.8 million, (b) depreciation and amortization of $18.6 million, (c) impairment of capitalized software of $8.7 million, and (d) stock-based compensation of $6.6 million, partially offset by (e) a gain on the interest rate swap of $1.5 million.
Net cash provided by operating activities during the year ended December 31, 2011 was $54.7 million, primarily as a result of $53.0 million in cash generated by operations, after adjusting for non-cash items, and a net increase in our operating assets and liabilities of $1.7 million. The net increase in operating assets and liabilities primarily consisted of (i) a $2.4 million increase in deferred revenue, primarily driven by an increase in business activity for the period resulting in higher invoicing, and (ii) an increase of $1.9 million in accrued expenses and other liabilities, primarily driven by timing of payments, partially offset by a $2.7 million increase in accounts receivable. Additionally, net cash provided by operating activities during the year ended December 31, 2011 consisted of a net loss of $1.2 million plus adjustments for non-cash items including (a) amortization of intangible assets of $28.6 million, (b) depreciation and amortization of $20.0 million, (c) stock-based compensation of $8.7 million and (d) an unrealized gain on the interest rate swap of $4.2 million.
Investing Activities
Net cash used in investing activities for the years ended December 31, 2013, 2012 and 2011 was $34.8 million, $22.6 million and $60.0 million, respectively. During the years ended December 31, 2013, 2012 and 2011, purchases of investments of $47.6 million, $37.4 million and $40.1 million, respectively, consisted primarily of commercial paper and corporate notes and maturities of investments of $43.3 million, $41.2 million and $4.0 million, respectively. Cash used in investing activities related to capital expenditures for infrastructure during the years ended December 31, 2013, 2012 and 2011 was $7.0 million, $8.0 million and $5.1 million, respectively.
Investments in capitalized software development costs for the years ended December 31, 2013, 2012 and 2011 were $20.5 million, $18.0 million and $18.7 million, respectively. We anticipate capital expenditures and investments in our software development may increase in future periods, in line with our growth strategy. The covenants of our Prior Credit Facility restricted our capital expenditures, including capitalized software, to $35.0 million on an annual basis, subject to increase or decrease by the under- or over-spend, respectively, compared to the base amount from the prior year. The annual maximum capital expenditure limit could have been further increased at our option, by borrowing 25% of our capital expenditure availability from the succeeding year.
We restricted $2.4 million of cash during the year ended December 31, 2013 when we replaced the obligations previously covered by our now expired revolving line of credit, which relate to office leases for our various locations, under a separate cash collateralized facility.
Financing Activities
Net cash used in financing activities for the year ended December 31, 2013 of $0.2 million includes $0.8 million of repayments of outstanding principal on long-term debt, $0.7 million of repayments of outstanding financing arrangements and $0.3 million of financing costs, partially offset by proceeds from the exercise of stock options and issuance of common stock, net of withholding taxes of $1.6 million.
Net cash used in financing activities for the year ended December 31, 2012 of $15.2 million reflects $15.9 million of debt repayments, including our mandatory quarterly debt repayments and a voluntary prepayment on our Prior Credit Facility made in April 2012.
Net cash used in financing activities for the year ended December 31, 2011 of $1.5 million includes $2.6 million in proceeds from the issuance of common stock upon exercises of stock options and pursuant to our ESPP, as well as $35.0 million received in connection with our successful follow-on public stock offering that closed in April 2011. The cash received was partially offset by $35.7 million of debt repayments made during the year ended December 31, 2011, including our mandatory quarterly debt repayments and the voluntary prepayment on our Prior Credit Facility using the net proceeds from our April 2011 follow-on public stock offering. Additionally, during the year ended December 31, 2011, we incurred $0.5 million of costs associated with our public offerings.
The Prior Credit Facility provided for term loans in the aggregate principal amount of $135.0 million. Prior to June 30, 2011, each quarterly installment payment was equal to $0.3 million. The terms of our Prior Credit Facility required any voluntary prepayment of our term loans to be applied on a pro rata basis to each scheduled installment of principal. As of June 30, 2011, the quarterly installment payments decreased to $0.2 million as result of the voluntary prepayment made in April 2011. Each principal payment was due on the last day of each quarter, commencing with the quarter ended September 30, 2007 and continuing for 27 quarterly installments, with the balance due in a final installment to be due on June 15, 2014. Additionally, the Prior Credit Facility included a requirement for mandatory prepayments of 50% of our excess free cash flow as measured on an annual basis. Excess free cash flow was generally defined as our adjusted EBITDA less debt service costs, capital expenditures, current income taxes paid and any cash security deposits made in respect of leases for office space, as adjusted for changes in our working capital. As a result of our fiscal 2009 excess free cash flow, we made a mandatory prepayment on April 1, 2010 of $1.2 million. In line with the terms of the Prior Credit Facility, an excess cash flow mandatory prepayment was not required for fiscal years 2011, 2012 and 2013 due to our Consolidated Leverage Ratio (as defined in the credit agreement) being less than 3.25 at December 31, 2011, 2012 and 2013.
The term loans under the Prior Credit Facility bore interest at the higher of the Eurodollar Rate (as defined in the credit agreement) or 1.50% plus 4.50% per annum, resulting in an interest rate of 6.00% at December 31, 2013. Interest payments on the Prior Credit Facility were due on the last business day of each month. The Prior Credit Facility also provided for a $15.0 million revolving line of credit, of which $12.9 million was unused as of December 31, 2012. As of December 31, 2012, $1.3 million of the revolving line of credit was reserved for standby letters of credit for several of our operating lease agreements related to our various office locations. Additionally, $0.8 million of the revolving line of credit was reserved for a standby letter of credit related to our corporate charge card utilized by executives and certain other employees.
The Prior Credit Facility was secured by security interests and liens against all of our assets, including a pledge of 100% of the equity interests in our domestic subsidiaries and an obligation to pledge 65% of the equity interests in our direct foreign subsidiaries.
All obligations under the Prior Credit Facility were unconditionally guaranteed by our direct and indirect domestic subsidiaries. These guarantees are secured by substantially all the present and future property of the guarantors.

On February 24, 2014, we refinanced all the outstanding indebtedness under our Prior Credit Facility with the proceeds of our new Term Loan Credit Facility and we entered into our new Revolving Credit Facility. Our Term Loan Credit Facility provides for term loans in the aggregate principal amount of $80.0 million. The term loans bear interest, at our option, at either the Eurodollar rate plus a margin of 5.25% or the prime rate plus a margin of 4.25%. The Eurodollar rate is subject to a 2.00% floor and the prime rate is subject to a 3.00% floor. We must repay the term loan in installments of $0.2 million per quarter due on the last day of each quarter beginning with the quarter ending June 30, 2014, with the balance due in a final installment on February 24, 2019. Additionally, the Term Loan Credit Facility includes an annual mandatory prepayment of the term loans from 50% of our excess cash flow as measured on an annual basis, with step-downs to 25% and to 0% of our excess cash flow if our Consolidated Net Leverage Ratio (as defined in the Term Loan Credit Facility), tested as of the last day of our fiscal year, is less than 2.00 to 1.00 and 1.00 to 1.00, respectively. Excess cash flow is generally defined as our adjusted EBITDA (as defined in the Term Loan Credit Facility) less debt service costs, unfinanced capital expenditures, unfinanced acquisition expenditures, and current income taxes paid, as adjusted for changes in our working capital. Additionally, the Term Loan Credit Facility requires mandatory prepayment of the term loans from the net proceeds of certain asset sales outside the ordinary course of business and from proceeds of property insurance and condemnation events, in each case subject to our right to reinvest such proceeds in assets used on our business.
Our Revolving Credit Facility provides for commitments of up to $10.0 million for general corporate purposes, working capital and letters of credit. Revolving loan drawings are subject to a further cap based on our borrowing base, as calculated from time to time. Our borrowing base is equal to 85% of our eligible accounts receivable, minus customary reserves established by JPMorgan Chase Bank, N.A., our lender. Our revolving loans bear interest at the Eurodollar rate plus 2.50%. In addition, we pay a commitment fee on the first business day of each fiscal quarter of 0.50% on the average daily unused balance under the Revolving Credit Facility. The Revolving Credit Facility matures and the commitments thereunder terminate on the earlier of February 24, 2019 and the date that is six months prior to the maturity date of our Term Loan Credit Facility.
Each of our Credit Facilities is secured by liens on substantially all our assets, including a pledge of 100% of the equity interests in our domestic subsidiaries and an obligation to pledge 65% of the equity interests in our direct foreign subsidiaries. Our Revolving Credit Facility is secured by a first lien on our cash, accounts receivable and certain other liquid collateral and a second lien on our other assets. Our Term Loan Credit Facility is secured by a second lien on our cash, accounts receivable and certain other liquid collateral and a first lien on our other assets.
All obligations under each of our Credit Facilities are unconditionally guaranteed by our direct and indirect domestic subsidiaries. These guarantees are secured by substantially all the present and future property of the guarantors.
Additionally, in July 2007, we entered into an interest rate swap agreement to fix the interest rate on our variable rate debt at 5.43% on a beginning notional amount of $170.0 million that amortized over the period ended June 30, 2012. In March 2009, in conjunction with the elections made on the Prior Credit Facility and our prior second lien credit facility variable rate bases (from three-month LIBOR to one-month LIBOR, and quarterly interest payments to monthly), we amended the interest rate swap agreement to mirror the terms of the Prior Credit Facility and our prior second lien credit facility. The fixed rate payable on the interest rate swap was also revised from 5.43% to 5.25%, which was the rate in effect at June 30, 2012 and 2011. The variable rate receivable was based on one-month LIBOR. Our interest rate swap agreement matured on June 30, 2012. We recognized a gain on the interest rate swap of $1.5 million in 2012 that is included in “Other expense (income), net” on the Consolidated Statement of Operations included elsewhere in this Form 10-K.
Cash paid for interest during the years ended December 31, 2013, 2012 and 2011 was $4.1 million, $6.4 million and $10.7 million, respectively.
Due to the continued positive operating performance of our business, we have not needed to borrow additional amounts under our credit facilities or obtain additional financing to fund our operations and capital expenditures.
Covenants
The borrowings under the Credit Facilities are subject to certain affirmative and negative covenants, both financial and non-financial. These covenants include the timely submission of unqualified audited financial statements to the lender, as well as customary restrictions on certain activities, including the following, which are subject to lender approval, with certain exceptions:

•	incurring additional indebtedness other than in the normal course of business;

•	creating liens or other encumbrances on our assets;

•	engaging in merger or acquisition transactions;

•	making investments; and

•	entering into asset sale agreements or paying dividends or making distributions on and repurchasing our stock.

The Term Loan Credit Facility requires us to comply with a Consolidated Net Leverage Ratio (as defined under the Term Loan Credit Facility). The Consolidated Net Leverage Ratio must be less than or equal to 3.25 to 1.00 as of the last day of each fiscal quarter through March 31, 2015 and less than or equal to 3.00 to 1.00 as of the last day of each fiscal quarter ending thereafter through the maturity date. For purposes of testing our Consolidated Net Leverage Ratio, we are permitted to net from our outstanding total indebtedness up to $20.0 million of our cash and cash equivalents.
The Revolving Credit Facility includes a springing Fixed Charge Coverage Ratio (as defined in the Revolving Credit Facility), which we must comply with any time our cash and cash equivalents held in deposit or securities accounts subject to a lien in favor of our revolving loan lenders falls below $10.0 million or if an Event of Default (as defined in the Revolving Credit Facility) occurs (in either case, a “Fixed Charge Coverage Trigger Event”). The Fixed Charge Coverage Ratio is tested as of the last day of the fiscal quarter preceding the Fixed Charge Coverage Trigger Event and as of the last day of each subsequent fiscal quarter during the Fixed Charge Coverage Compliance Period (as defined in the Revolving Credit Facility). The Fixed Charge Coverage Ratio must be greater than or equal to 1.05 to 1.00 as of the last day of each fiscal quarter through March 31, 2015 and greater than or equal to 1.10 to 1.00 as of the last day of each fiscal quarter ending thereafter through the maturity date.
Additionally, in order to borrow against the revolving line of credit under the Prior Credit Facility, our senior secured debt to Consolidated EBITDA ratio (as defined under the Prior Credit Facility) for the trailing four quarters was required to have been less than 6.5 to 1.0 as of the last day of each fiscal quarter through the maturity date. Our senior secured debt to Consolidated EBITDA ratio at December 31, 2013 was 2.04.
We were in compliance with all of our financial and non-financial covenants as of December 31, 2013. These agreements also contain customary events of default, including, but not limited to, cross-defaults among these agreements. Although we currently expect to remain in compliance with these existing covenants, any breach of these covenants or a change in control could result in a default, and subsequent cross-defaults, under our credit agreements, which could cause all of the outstanding indebtedness to become immediately due and payable and terminate all commitments from our lenders to extend further credit.
Contractual Obligations and Commitments
The following table sets forth, as of December 31, 2013, certain significant cash obligations that will affect our future liquidity:

	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 years
	(In Thousands)
Long-term debt, including current portion	$75,213	$75,107	$106	$—	$—
Interest on long-term debt	2,260	2,260	—	—	—
Operating leases	22,425	4,247	6,556	5,256	6,366
Third-party hosting commitments	7,965	3,951	4,014	—	—
Other contractual commitments (including interest)	264	150	114	—	—
Total	$108,127	$85,715	$10,790	$5,256	$6,366
On February 24, 2014, the Company refinanced all its outstanding indebtedness under the Prior Credit Facility with the proceeds of its new Term Loan Credit Facility and entered into a new Revolving Credit Facility. The Term Loan Credit Facility bears interest at LIBOR, with a 2.00% floor plus 5.25% per annum, for an effective interest rate of 7.25%. There is a 0.25% principal payment due on the last day of each quarter, commencing on June 30, 2014, with a balance due in a final installment on February 24, 2019.
On March 11, 2014, the Company entered into a lease dated as of March 3, 2014 (the "Lease") with 404 Wyman LLC to lease 51,325 square feet of office space in the building located at 404 Wyman Street, Waltham, Massachusetts. The term of the Lease is ten years and three months, which the Company expects will commence on or around July 15, 2014. The fixed base rent for the premises during years one through five of the Lease term is $1.7 million per annum, payable monthly and the fixed base rent for the premises during years six through the end of the Lease term is $1.8 million per annum, paid monthly.
Long-Term Debt and Interest on Long-Term Debt
Interest on long-term debt consists of monthly interest payments on the Prior Credit Facility through its maturity date, June 15, 2014, based on the amount of debt outstanding and the December 31, 2013 interest rate of 6.00%, representing 1.50% floor, plus 4.50% spread.
Other Financing Arrangements
In June 2011, we entered into a financing arrangement in the amount of $1.2 million for third-party software, including financing costs of $0.1 million to be repaid over a 50 month period ending in July 2015. In December 2011, we entered into a second financing arrangement for licensing and support of internal systems in the amount of $0.2 million to be repaid over a 25 month period that ended in January 2014.

Operating Leases and Third-party Hosting Commitments
Our principal executive office in New York, New York occupies 43,304 square feet that is subject to a lease agreement that expires in July 2021. In addition, we have a facility in Charlestown, Massachusetts that occupies 36,557 square feet under a lease that expires in December 2015.
We also maintain space in Amsterdam, London, Paris, Chicago, São Paulo, Frankfurt, Singapore, Tokyo, Hong Kong, Sydney, Miami and San Francisco for our sales and services activities. We believe that our facilities are adequate for our current needs. However, we may obtain additional office space to house additional services personnel in the near future, and we may require other additional office space as our business grows.
Our commitments to our third-party hosting provider expire in December 2015. Our hosting obligations are largely impacted by service expansion requirements in line with the growth of our business.
Uncertain Tax Positions
Tax reserves for uncertain tax positions, excluding interest and penalties, totaled $3.9 million and $3.3 million at December 31, 2013 and December 31, 2012, respectively. These tax reserves are included in "Other long-term liabilities" and as a reduction in long-term deferred tax assets on the Consolidated Balance Sheet. We do not expect the balance of unrecognized tax benefits to significantly increase or decrease over the next twelve months. We are not able to reasonably estimate when we would make cash payments required to settle these liabilities beyond the next twelve months; however, we do not believe that the ultimate settlement of our obligations will materially affect our liquidity.
Off-Balance Sheet Arrangements
We do not currently have, and did not have during the periods presented, any off-balance sheet arrangements (as defined under the rules promulgated by the SEC) such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, that are established for the purpose of facilitating financing transactions that are not required to be reflected on our Consolidated Balance Sheets.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following discussion should be read together with our Consolidated Financial Statements and related notes to Consolidated Financial Statements included elsewhere in this Form 10-K.
Interest Rate Sensitivity
Term loans under our now terminated First Lien Credit Agreement, as amended, bore interest at the higher of the Eurodollar Rate or 1.5%, plus 4.25% per annum. Although the interest on our Prior Credit Facility was defined as variable, the existence of the Eurodollar Rate floor of 1.5% caused us, in recent years, to not be subject to market risks related to fluctuations in interest rates because the Eurodollar Rate has been considerably lower than 1.5%. If the Eurodollar Rate were to have risen above 1.5%, our results of operations, specifically interest expense on the Prior Credit Facility, would have been subject to market risk.
Changes in our credit rating could adversely impact the interest rates on our Prior Credit Facility. However, for so long as our corporate credit rating is at least B1 (stable) from Moody’s and at least B+ (stable) from Standard & Poor’s, our Eurodollar rate margin will be 4.25%. If our current rating were to further decline, our Eurodollar rate margin would increase to 4.50%. Due to our current credit rating of B2 from Moody's, our Eurodollar rate margin is 4.50%. An increase in the effective interest rate of one percentage point would increase interest expense by $0.8 million.
On June 30, 2012, our interest rate swap matured. However, the fair value of the interest rate swap was measured each reporting period and included a credit valuation adjustment that reflected consideration of our credit risk, since the interest rate swap was in a liability position. The fair value measurement of the swap fluctuated considerably from period-to-period due to volatility in underlying interest rates, which were driven by market conditions and the duration of the swap. In both of the years ended December 31, 2012 and 2011, a 10% increase or decrease in interest rates would have resulted in an increase or decrease of $0.2 million to "Other expense (income), net", within our Consolidated Statement of Operations.
The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash and cash equivalents and short-term investments in a variety of securities, including money market funds, certificates of deposit, U.S. treasuries, commercial paper and corporate debt securities. A 10% decrease in interest rates in the years ended December 31, 2013 and 2012 would not have had a material impact (on a total dollar basis) on our interest income during those periods, respectively, due to the immateriality of the interest income generated by our investments during those periods.
Foreign Currency Exchange Risk
During the year ended December 31, 2013, 41.3% of our revenues were generated from sales across 69 countries outside of the

U.S. Our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates, particularly between the U.S. Dollar, Pound Sterling and Euro. During the year ended December 31, 2013, we realized a foreign currency transaction loss of $0.3 million and during the year ended December 31, 2012, we realized a foreign currency transaction gain of $0.3 million.
We generate a significant portion of our revenue in Europe. Our European operations are subject to risk if the Euro were to be devalued. For example, a 10% devaluation in the Euro applied to our revenue generating activities in Europe would have resulted in an additional $0.4 million recorded as a loss to our "Other expense (income), net" within our Consolidated Statement of Operations for the year ended December 31, 2013. Comparatively, an appreciation in the Euro of 10% applied to our revenue generating activities in Europe would have resulted in an additional $0.4 million recorded as a gain to our "Other expense (income), net" within our Consolidated Statement of Operations for the year ended December 31, 2013.
In addition, we generate a significant portion of our revenue in the U.K. As a result, a 10% devaluation in the Pound Sterling applied to our revenue generating activities in the U.K. would have resulted in an additional $0.8 million recorded as a loss to our "Other expense (income), net" within our Consolidated Statement of Operations for the year ended December 31, 2013. Comparatively, an appreciation in the Pound Sterling of 10% applied to our revenue generating activities in the U.K. would have resulted in an additional $0.8 million recorded as a gain to our "Other expense (income), net" within our Consolidated Statement of Operations for the year ended December 31, 2013.
Inflation Risk
Our monetary assets, consisting primarily of cash, cash equivalents and investments, are not affected significantly by inflation because they are short-term. We believe the impact of inflation on replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. The rate of inflation, however, affects our cost of revenue and expenses, such as those for employee compensation, which may not be readily recoverable in the price of the services we offer.

ITEM 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Financial Statements of Intralinks Holdings, Inc.

Page
Report of Independent Registered Public Accounting Firm	60
Consolidated Balance Sheets as of December 31, 2013 and 2012	61
Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011	62
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2013, 2012 and 2011	64
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2013, 2012 and 2011	63
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011	65
Notes to Consolidated Audited Financial Statements	67
Financial Statement Schedule:
Schedule II - Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Intralinks Holdings, Inc.

In our opinion, the Consolidated Financial Statements listed in the accompanying index present fairly, in all material respects, the financial position of Intralinks Holdings, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related Consolidated Financial Statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
March 13, 2014

INTRALINKS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$50,540	$43,798
Accounts receivable, net of allowances of $3,152 and $2,927, respectively	38,322	37,667
Investments	34,886	31,549
Deferred taxes	12,148	7,469
Prepaid expenses	6,036	5,474
Restricted cash	2,442	—
Other current assets	4,576	3,518
Total current assets	148,950	129,475
Fixed assets, net	14,100	10,645
Capitalized software, net	32,341	26,295
Goodwill	215,869	215,478
Other intangibles, net	83,648	106,750
Other assets	1,054	1,111
Total assets	$495,962	$489,754
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,052	$4,451
Short-term debt	209	1,030
Deferred revenue	44,651	40,719
Accrued expenses and other current liabilities	26,667	20,320
Total current liabilities	82,579	66,520
Long-term debt	75,004	75,238
Deferred taxes	16,989	21,135
Other long-term liabilities	5,289	4,809
Total liabilities	179,861	167,702
Commitments and contingencies (Note 16)
Stockholders' equity:
Undesignated Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common Stock, $0.001 par value; 300,000,000 shares authorized; 56,054,484 and 55,486,651 shares issued and outstanding, respectively	56	55
Additional paid-in capital	429,549	419,618
Accumulated deficit	(112,714)	(97,436)
Accumulated other comprehensive loss	(790)	(185)
Total stockholders' equity	316,101	322,052
Total liabilities and stockholders' equity	$495,962	$489,754

 The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share Data)

	Years Ended December 31,
	2013	2012	2011
Revenue	$234,496	$216,667	$212,890
Other revenue	—	—	614
Total revenue	234,496	216,667	213,504
Cost of revenue	64,885	62,354	56,385
Gross profit	169,611	154,313	157,119
Operating expenses:
Sales and marketing	108,428	96,198	88,872
General and administrative	57,063	50,608	40,808
Product development	20,014	21,092	18,579
Impairment of capitalized software	—	8,715	—
Total operating expenses	185,505	176,613	148,259
(Loss) income from operations	(15,894)	(22,300)	8,860
Interest expense	4,136	6,435	10,645
Amortization of debt issuance costs	358	740	1,369
Other expense (income), net	239	(1,870)	(3,123)
Net loss before income tax	(20,627)	(27,605)	(31)
Income tax (benefit) expense	(5,349)	(10,225)	1,212
Net loss	$(15,278)	$(17,380)	$(1,243)
Net loss per common share
Basic	$(0.28)	$(0.32)	$(0.02)
Diluted	$(0.28)	$(0.32)	$(0.02)
Weighted average number of shares
Basic	55,135,657	54,352,536	53,381,655
Diluted	55,135,657	54,352,536	53,381,655

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)

	Years Ended December 31,
	2013	2012	2011
Net (loss)	$(15,278)	$(17,380)	$(1,243)
Foreign currency translation adjustments, net of tax	(605)	(236)	(192)
Total other comprehensive loss, net of tax	(605)	(236)	(192)
Comprehensive (loss)	$(15,883)	$(17,616)	$(1,435)

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands, Except Share Data)

	Shares	Amount
	Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2011	52,387,374	$52	$365,962	$(78,813)	$243	$287,444
Foreign currency translation adjustment, net of tax	—	—	—	—	(192)	(192)
Net loss	—	—	—	(1,243)	—	(1,243)
Proceeds from initial public and follow-on offerings, including underwriters' overallotment shares, net of offering costs	1,437,500	2	34,486	—	—	34,488
Forfeiture of restricted unvested common stock	(187,679)	—	1,374	—	—	1,374
Exercise of stock options for common stock	412,050	—	1,251	—	—	1,251
Issuance of common stock in connection with employee stock purchase plan	127,876	—	—	—	—	—
Stock-based compensation expense	71,057	—	8,708	—	—	8,708
Balance at December 31, 2011	54,248,178	$54	$411,781	$(80,056)	$51	$331,830
Foreign currency translation adjustment, net of tax	—	—	—	—	(236)	(236)
Net loss	—	—	—	(17,380)	—	(17,380)
Exercise of stock options for common stock	341,764	—	481	—	—	481
Issuance of common stock in connection with employee stock purchase plan	187,417	—	795	—	—	795
Issuance of restricted common stock	709,292	1	—	—	—	1
Stock-based compensation expense	—	—	6,561	—	—	6,561
Balance at December 31, 2012	55,486,651	$55	$419,618	$(97,436)	$(185)	$322,052
Foreign currency translation adjustment, net of tax	—	—	—	—	(605)	(605)
Net loss	—	—	—	(15,278)	—	(15,278)
Exercise of stock options for common stock	405,328	1	1,105	—	—	1,106
Issuance of common stock in connection with employee stock purchase plan	86,338	—	540	—	—	540
Issuance of restricted common stock	76,167	—	—	—	—	—
Stock-based compensation expense	—	—	8,286	—	—	8,286
Balance at December 31, 2013	56,054,484	$56	$429,549	$(112,714)	$(790)	$316,101

	The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended December 31,
	2013	2012	2011
Net loss	$(15,278)	$(17,380)	$(1,243)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangible assets	23,644	25,774	28,630
Depreciation and amortization	20,864	18,567	19,999
Stock-based compensation expense	8,286	6,561	8,708
Impairment of capitalized software	—	8,715	—
Amortization of deferred costs	1,517	1,808	1,472
Provision for bad debt and customer credits	1,594	1,713	931
Deferred income tax benefit	(8,338)	(13,007)	(1,166)
Gain on interest rate swap	—	(1,455)	(4,193)
Loss on disposal of fixed assets	—	15	228
Currency remeasurement (gain) loss	(18)	388	(318)
Changes in operating assets and liabilities:
Accounts receivable	(2,363)	(690)	(2,692)
Prepaid expenses and other assets	(1,181)	(873)	(712)
Accounts payable	5,142	(490)	765
Accrued expenses and other liabilities	4,132	4,793	1,928
Deferred revenue	4,008	747	2,389
Net cash provided by operating activities	42,009	35,186	54,726
Cash flows from investing activities:
Capitalized software development costs	(20,495)	(18,013)	(18,718)
Capital expenditures	(6,976)	(8,014)	(5,115)
Restricted cash	(2,443)	—	—
Purchases of investments	(47,604)	(37,445)	(40,120)
Maturities of investments	43,326	41,220	4,000
Acquisitions	(600)	(300)	—
Net cash used in investing activities	(34,792)	(22,552)	(59,953)
Cash flows from financing activities:
Proceeds from exercise of stock options and issuance of common stock, net of withholding taxes	1,645	1,276	2,625
Repayments of outstanding principal on long-term debt	(821)	(15,861)	(35,657)
Repayments of outstanding financing arrangements	(708)	(641)	—
Payment of financing costs	(284)	—	—
Proceeds from IPO and follow-on offerings, net of underwriting discounts and commissions	—	—	35,003
Offering costs paid in connection with initial public offering and follow-on offerings	—	—	(516)
Net cash (used in) provided by financing activities	(168)	(15,226)	1,455
Effect of foreign exchange rate changes on cash and cash equivalents	(307)	(304)	(1)
Net increase (decrease) in cash and cash equivalents	6,742	(2,896)	(3,773)
Cash and cash equivalents at beginning of period	43,798	46,694	50,467
Cash and cash equivalents at end of period	$50,540	$43,798	$46,694

	Year Ended December 31,
	2013	2012	2011
Supplemental Schedule of Cash Flow Information:
Cash paid during the period for:
Interest, net of amount capitalized	4,136	6,378	10,666
Income tax	2,416	2,005	3,181
Non-cash transactions during the period for:
Assets acquired through financing transactions	—	591	1,325

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business
Intralinks Holdings, Inc. ("Intralinks Holdings") and its subsidiaries (collectively, the "Company") is a leading global provider of Software-as-a-Service ("SaaS") solutions for secure content management and collaboration within and among organizations. The Company's cloud-based solutions enable organizations to control, track, search and exchange time-sensitive information, inside and outside of the firewall, all within a secure and easy-to-use environment. The Company's customers rely on its cost-effective solutions to manage large amounts of electronic information, accelerate information-intensive business processes, reduce time to market, optimize critical information workflows, meet regulatory and risk management requirements and collaborate with business counterparties in a secure, auditable and compliant manner. The Company helps its customers eliminate the inherent risks and inefficiencies of using email, fax, courier services and other existing solutions to collaborate and exchange information.
The Company was incorporated in Delaware as "Intralinks, Inc." in June 1996. In June 2007, the Company completed a merger (the "Merger") pursuant to which Intralinks, Inc. became a wholly-owned subsidiary of TA Indigo Holding Corporation, a Delaware corporation formed by an investor group led by TA Associates, Inc., which is now part of TA Associates Management, L.P., a prominent growth private equity firm, and Rho Capital Partners, Inc., an investment and venture capital management company and one of the principal investors in Intralinks, Inc. since 2001. In 2010, the Company changed the name of TA Indigo Holding Corporation to "Intralinks Holdings, Inc." and on August 5, 2010, the Securities and Exchange Commission declared effective the Company's registration statement on Form S-1, in connection with its initial public offering of 11.0 million shares of common stock.
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
Out-of-period Adjustments - During the financial statement close process for the three months ended June 30, 2013, the Company identified a prior period error totaling $0.8 million, which was corrected and recorded as a cumulative adjustment to long-term deferred tax assets within the Consolidated Balance Sheet at June 30, 2013, and was reflected as an income tax expense within the Consolidated Statement of Operations for the three and six months ended June 30, 2013. The Company does not believe that this adjustment is material to the Consolidated Financial Statements for any prior period or to the 2013 results.
During the financial statement close process for the three months ended March 31, 2012, the Company identified a prior period error totaling $0.8 million, which was corrected and recorded as a cumulative adjustment to long-term deferred tax assets within the Consolidated Balance Sheet at March 31, 2012, and was reflected as an income tax benefit within the Consolidated Statement of Operations for the three months ended March 31, 2012. The Company does not believe that this adjustment is material to the Consolidated Financial Statements for any prior period or to the 2012 results.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition - The Company derives revenue principally through fixed commitment contracts under which the Company provides customers various services, including access to the cloud-based Intralinks Platform, including Intralinks exchanges and Intralinks VIA, as well as the related customer support and other services. The Company's customers do not have a contractual right, or the ability, to take possession of the Intralinks software at any time during the hosting period, or contract with an unrelated third party to host the Intralinks software. Therefore, revenue recognition for the Company's services is not accounted for under specific guidance of the Financial Accounting Standards Board ("FASB") on software revenue recognition. The Company recognizes revenue for its services ratably over the contracted service period, provided that there is persuasive evidence of an arrangement; the service has been provided to the customer; collection is reasonably assured; the amount of fees to be paid by the customer is fixed or determinable; and the Company has no significant remaining obligation at the completion of the contracted term. In circumstances where the Company has a significant remaining obligation after completion of the initial contract term, revenue is recognized ratably over the extended service period. The Company's contracts do not contain general rights of return.
From time to time, the Company agrees to sales concessions with its customers a reserve for which is estimated based on historical patterns of actual credits issued. Expenses associated with maintaining this reserve are recorded as a reduction to revenue, which the Company believes represents an accurate reflection of the underlying business activity for each reporting period and is in line with the requirement that all revenue recognized during the period is earned and realizable.
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
Additionally, certain of the Company's customer contracts contain provisions for set-up and implementation services relating to the customer's use of the Intralinks Platform. The Company believes that these set-up and implementation services provide value to the customer over the entire period that the exchange is active, including renewal periods, and therefore the revenue related to these set-up types of services are recognized over the longer of the contract term or the estimated relationship life which, as of December 31, 2013, generally ranged from two to four years. The Company will continue to evaluate the length of the amortization period of the revenue related to set up and implementation fees to determine if a change in estimate is warranted in future periods.
Other Revenues - On November 25, 2008, one of the Company's primary facilities sustained water damage from a fire on a floor above, resulting in an interruption to the Company's operations. The Company filed a claim under its business interruption insurance policy for lost revenue caused by the down-time experienced subsequent to the loss event. The Company received insurance proceeds totaling $0.6 million during the year ended December 31, 2011, in response to its business interruption claim. Business interruption insurance proceeds are classified as "Other revenue" in the Consolidated Statement of Operations for the year ended December 31, 2011.
Deferred Revenue - Deferred revenue represents the billed but unearned portion of existing contracts for services to be provided. Deferred revenue does not include the unbilled portion of existing contractual commitments of the Company's customers. Accordingly, the deferred revenue balance does not represent the total contract value of outstanding arrangements. However, amounts that have been invoiced are recorded as revenue or deferred revenue, as appropriate, and are included in the Company's accounts receivable balances. Deferred revenue that will be recognized during the subsequent 12-month period is classified as "Deferred revenue" with the remaining portion as non-current deferred revenue as a component of "Other long-term liabilities" on the Consolidated Balance Sheets.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation - The Company uses the Black-Scholes option pricing model to determine the fair value of options granted under its 2007 Stock Option and Grant Plan and the 2010 Equity Incentive Plan, as well as the rights awarded under its 2010 Employee Stock Purchase Plan, or ESPP. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company's common stock price, (ii) the expected life of the award, which for options is the period of time over which equity recipients are expected to hold their options prior to exercise and for ESPP rights is the period of time between the offering date and the exercise date (as defined in Note 12), (iii) expected dividend yield on the Company's common stock, and (iv) a risk-free interest rate, which is based on quoted U.S. Treasury rates for securities with maturities approximating the expected term. The use of different assumptions in the Black-Scholes pricing model would result in different amounts of stock-based compensation expense. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.
The fair value of restricted shares of common stock, or RSAs, and restricted stock units, or RSUs, is generally determined using the intrinsic value of the Company's common stock at the time of grant, with the exception of the 0.5 million performance based RSAs issued to the Company's Chief Executive Officer on February 1, 2012. The fair value of the performance based RSAs was determined using a Monte-Carlo simulation.
The Company does not have a significant history of market prices, and as such, the Company estimates volatility in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 14 D.1, using historical volatilities of similar public companies. The Company based its analysis of expected volatility on reported data for a peer group of companies within the Company's industry, using an average of the historical volatility measures of this peer group of companies. The Company intends to continue to consistently apply this process using the same or similar entities until a sufficient amount of historical information regarding the volatility of its own stock price becomes available, or unless circumstances change such that the identified entities are no longer similar to the Company, in which case, the Company would select and use in the calculation publicly available share price information for more suitable entities. Once a sufficient amount of historical information regarding the volatility of the Company's share price becomes available, the Company will utilize the closing prices of its publicly-traded common stock to determine its volatility. The expected life of options has been determined using the "simplified" method, which uses the midpoint between the vesting date and the end of the contractual term. The Company utilizes the simplified method of determining the expected life of options due to the limited period of time its common stock has been publicly traded, thus resulting in a lack of sufficient historical exercise data in a publicly traded environment to provide a reasonable basis upon which to estimate expected term. The Company intends to continue to consistently apply the simplified method until a sufficient amount of historical information regarding exercise data in a publicly traded environment becomes available. The risk-free interest rate is based on quoted U.S. Treasury rates for securities with maturities approximating the awards' expected term. The expected dividend yield is zero as the Company never paid dividends and does not currently anticipate paying any in the foreseeable future.
Stocked-based compensation expense for stock options is recorded over the requisite service period, less estimated forfeitures. For grants of RSAs and RSUs, the Company records stock-based compensation expense based on the fair value of the shares on the grant date over the requisite service period, less estimated forfeitures. Stock-based compensation expense for ESPP rights is recorded in line with each respective offering period.
The Company utilizes an estimated forfeiture rate when calculating expense for the period. The Company considers several factors when estimating future forfeitures, including types of awards, employee level and historical experience. If this estimated rate changes in future periods due to different actual forfeitures, the Company's stock-based compensation expense may increase or decrease significantly. If there are any modifications or cancellations of the underlying unvested securities or the terms of the awards, the Company may be required to accelerate, increase or cancel any remaining unamortized stock-based compensation.
Sales Commissions - Commissions payable to the Company's sales staff are expensed in the period the related sales efforts are performed. Sales commission expense was $17.0 million, $13.4 million and $13.2 million, respectively, for the years ended December 31, 2013, 2012 and 2011 and are included within "Sales and marketing" in the Consolidated Statements of Operations.
Advertising - The Company expenses the cost for producing and communicating advertising and promoting its services when incurred.
Income Taxes - The Company accounts for income taxes on the asset and liability method pursuant to ASC 740, Income Taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and tax credit carryforwards. Deferred income taxes are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

taxes of a change in tax rates is recognized in results of operations in the period that includes the enactment date.
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
Net Loss Per Share - Basic loss per share is computed using net loss and the weighted average number of common shares outstanding. Diluted loss per share reflects the weighted average number of shares of common stock outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options and unvested shares of restricted common stock (using the treasury stock method) and conversion of preferred shares (using the as converted method). Common equivalent shares are excluded from the diluted computation if their effect is anti-dilutive.
Foreign Currency Translation and Transactions - The functional currencies of the Company's foreign operations are the local currencies in each of the foreign subsidiary locations. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses denominated in a foreign currency are translated into U.S. dollars on a monthly basis at the average exchange rate during the period. Adjustments resulting from translating foreign currency financial statements into U.S. dollars are recorded in "Accumulated other comprehensive loss" as a separate component of shareholders' equity within the Consolidated Balance Sheets. Foreign currency transaction gains and losses resulting from assets and liabilities denominated in a currency other than the subsidiary's local currency are reported in the Consolidated Statements of Operations as a component of "Other expense (income), net." For the years ended December 31, 2013, 2012 and 2011, foreign currency transaction losses (gains) were $0.3 million, $(0.3) million and $0.9 million, respectively.
Comprehensive Loss - Comprehensive loss consists of net loss and other comprehensive loss. Other comprehensive loss includes certain changes in stockholders' equity that are excluded from net loss, specifically cumulative foreign currency translation adjustments. Comprehensive loss has previously been reflected in the Consolidated Statements of Changes in Stockholders' Equity and is now reflected in the Consolidated Statements of Comprehensive Loss.
Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market funds and certain investments in commercial paper.
Investments - The Company's investment portfolio may at any time contain investments in U.S Treasury obligations, securities guaranteed by the U.S. government, certificates of deposit, corporate notes and bonds, medium-term notes, commercial paper, and money market mutual funds, with original maturities less than one year. The Company's investments with original maturity dates of less than three months from the purchase date are included in "Cash and cash equivalents" on the Consolidated Balance Sheets. The Company's investments with original maturity dates in excess of three months, but less than one year, from the purchase date are classified as short-term investments on the Consolidated Balance Sheets. Short-term investments classified as held-to-maturity are recorded at amortized cost. Interest earned on short-term investments is included in "Other expense (income), net" on the Consolidated Statements of Operations.
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

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluates the adequacy of its allowance for doubtful accounts on a quarterly basis. This evaluation includes historical loss experience, length of time receivables are past due, adverse situations that may affect a customer's ability to repay and prevailing market conditions. This evaluation is inherently subjective and the Company may revise its estimates as more information becomes available.
Property and Equipment, Net - Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of those assets, as follows:

Computer equipment and capitalized software	3 years
Office equipment	5 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of estimated useful life or remaining lease term
Repairs and maintenance costs are expensed as incurred.
Allowance for Doubtful Accounts - The Company evaluates the adequacy of the allowance for doubtful accounts on a quarterly basis. This evaluation includes historical loss experience, length of time receivables are past due, adverse situations that may affect a customer's ability to pay its obligation to the Company and prevailing market conditions. This evaluation is inherently subjective and the Company may revise its estimates as more information becomes available.
Software Development Costs - The Company accounts for the cost of computer software developed or obtained for internal use of its application service by capitalizing qualifying costs, which are incurred during the application development stage and amortizing them over the software's estimated useful life. Costs incurred in the preliminary and post-implementation stages of the Company's products are expensed as incurred. The amounts capitalized include external direct costs of services used in developing internal-use software, payroll and payroll-related costs of employees directly associated with the development activities and interest. The Company amortizes capitalized software over the expected period of benefit, which is three years, beginning when the software is ready for its intended use. Software development costs are evaluated for recoverability whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. During 2012, the Company recorded an impairment loss on certain internal-use capitalized software of $8.7 million.
Goodwill and Other Intangible and Long-Lived Assets - The Company assesses goodwill for impairment annually as of October 1 or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The goodwill impairment test is based on the Company's single operating segment and reporting unit structure. In 2011, the FASB issued authoritative guidance which gives entities the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company elects to perform a qualitative assessment and concludes it is not more likely than not that the fair value of its reporting unit is less than its carrying value, no further assessment is necessary; otherwise, the fair value of its reporting unit has to be determined and if the carrying value of its goodwill exceeds its implied fair value, an impairment loss equal to the excess is recorded. The Company adopted this newly issued authoritative guidance effective October 1, 2011.
The Company's long-lived assets primarily consist of computer equipment, capitalized software, furniture, fixtures, office equipment and leasehold improvements, which are subject to depreciation over the useful life of the asset. Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that the carrying value of an asset may be impaired. In evaluating an asset for recoverability, the Company estimates the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. No impairments were recorded on long-lived assets for the periods presented in these Consolidated Financial Statements.
Other Intangibles, net - represents definite-lived intangible assets, which are being amortized over their estimated useful lives as follows:

Developed technology	10 years
Customer relationships	10 years
Trade name	12 years
Non-compete agreement	3 years

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Developed technology is amortized over its estimated useful life at a rate consistent with the expected future cash flows to be generated by the asset. All other definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.
Deferred Financing Costs - Deferred financing costs being amortized using the effective interest method over the expected remaining term of the loan. Amortized costs are presented separately as non-operating costs within the Company's Consolidated Statement of Operations.
Derivative Instruments and Hedging Activities - During 2012 and 2011, the Company maintained an interest rate swap agreement to economically hedge its exposure to changes in the amounts of future cash flows, driven by the variable rates associated with the Company's long-term debt. The interest rate swap agreement matured on June 30, 2012. The interest rate swap was recorded on the Consolidated Balance Sheet in "Accrued expenses and other current liabilities" at fair value. The fair value of the interest rate swap was measured each reporting period and included a credit valuation adjustment that reflected consideration of the Company's own credit risk, since the interest rate swap was in a liability position. Valuations may have fluctuated considerably from period-to-period due to volatility in underlying interest rates, which was driven by market conditions and the duration of the derivative instrument. The Company does not hold any derivatives and does not use financial instruments for any trading or other speculative purposes at December 31, 2013.
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
The Company has entered into contracts that include service level agreements with some of its customers in which the Company has warranted that it will provide certain levels of uptime. A subset of those customers have the explicit right, under the terms of their contracts, to receive credits or terminate their agreement in the event that the Company fails to meet those stated service levels. To date, the Company has not provided credits nor had any agreement canceled based on these service level agreements.
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
Recent Accounting Pronouncements
In February 2013, the FASB issued new accounting guidelines that require disclosure of amounts reclassified from accumulated other comprehensive income to net income. The adoption of this accounting guidance, which became effective and was adopted by the Company as of January 1, 2013, had no material impact on the Company's Consolidated Financial Statements.
In June 2013, the FASB ratified accounting guidance proposed by the Emerging Issues Task Force that requires entities to present an unrecognized tax benefit net with certain deferred tax assets when specific requirements are met. The amendments in this updated guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The effect of this guidance has no impact on the Company's Consolidated Balance Sheet.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Investments and Fair Value Measurements
The Company has classified its short-term investments in commercial paper and corporate bonds as held-to-maturity and as such, has recorded them at amortized cost. Interest earned on these debt securities is included in “Other expense (income), net” within the Consolidated Statements of Operations. The gross unrecognized holding gains and losses for the years ended December 31, 2013, 2012 and 2011 were not material.
The following tables summarize these short-term investments as of December 31, 2013 and 2012:

			2013
Security Type	Maturity	Consolidated Balance Sheet Classification	Amortized Cost
			(In thousands)
Commercial Paper	176 to 269 Days	Investments (short-term)	$6,791
Corporate Notes	229 to 354 Days	Investments (short-term)	28,095
Total			$34,886

			2012
Security Type	Maturity	Consolidated Balance Sheet Classification	Amortized Cost
			(In thousands)
Corporate Bonds	44 to 72 Days	Cash and cash equivalents	$2,509
Commercial Paper	363 Days	Investments (short-term)	2,493
Corporate Notes	152 to 365 Days	Investments (short-term)	29,056
Total			$34,058
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
All of the Company's investments that are measured at fair value are Level 1 assets for all periods presented.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the assets measured at fair value on a recurring basis as of December 31, 2013:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Asset:
Money market funds as cash equivalents	$5,031	5,031	—	—
The following table summarizes those assets measured at fair value on a recurring basis as of December 31, 2012:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Asset:
Money market funds as cash equivalents	$5,642	5,642	—	—
4. Goodwill and Other Intangibles
Goodwill
At December 31, 2013, the Company has $215.9 million of goodwill. Goodwill is assessed for impairment annually as of October 1 or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The goodwill impairment test is based on the Company's single operating segment and reporting unit structure. No goodwill impairment was identified in any of the years presented.
While there were no qualitative factors that suggested the fair value of Intralinks was less than the carrying value, the Company elected to perform a quantitative impairment assessment as of October 1, 2013. Step 1 of the goodwill impairment test was performed using a combination of a market approach and an income approach using a discounted cash flow (“DCF”) analysis. The market approach considered the market capitalization of the Company as of October 1, 2013, adjusted for an estimated equity control premium of 20%. The estimated cash flows utilized in the DCF analysis were based on the Company’s most recent budget and business plans and, for years beyond the budget, the Company’s best estimate of future results, based, in part, on forecasted growth rates. Assumptions used in the DCF analysis include a 13% discount rate. Based on the results of the quantitative assessment, the estimated fair value of the Company's single reporting unit exceeds its carrying value and the second step of the impairment test is not necessary.
The Company completed a qualitative impairment assessment as of October 1, 2012. Among the factors included in the Company's qualitative assessment were general economic conditions and the competitive environment, actual and expected financial performance, including consideration of the Company's revenue growth and improved operating results year-over-year, forward-looking business measurements, external market conditions, the Company's stock-price performance compared to overall market and industry peers, market capitalization, and other relevant entity-specific events. Based on the results of the qualitative assessment, the Company concluded that it is more likely than not that the fair value of its single reporting unit is higher than its carrying value, and therefore performance of the two-step quantitative impairment test was not necessary.
As of December 31, 2013, other intangibles consists of the following:

	Definite – Lived Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In Thousands)
Customer relationships	$141,973	$(92,750)	$49,223
Developed technology	132,642	(105,096)	27,546
Trade name	14,629	(7,980)	6,649
Non-compete agreements	1,039	(809)	230
Total	$290,283	$(206,635)	$83,648
As of December 31, 2012, other intangibles consists of the following:

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Definite – Lived Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In Thousands)
Customer relationships	$141,880	$(78,553)	$63,327
Developed technology	132,454	(96,960)	35,494
Trade name	14,618	(6,750)	7,868
Non-compete agreements	789	(728)	61
Total	$289,741	$(182,991)	$106,750
The Company has not identified impairment for any of the definite-lived intangible assets through December 31, 2013.
Total intangible amortization expense is classified in each of the operating expense categories as follows:

	Years Ended December 31,
	2013	2012	2011
	(In Thousands)
Cost of revenue	$8,136	$10,369	$13,237
Sales and marketing	14,198	14,175	14,175
General and administrative	1,310	1,230	1,218
Total	$23,644	$25,774	$28,630
Estimated intangible amortization expense on an annual basis for the succeeding five years is as follows:

For the years ending December 31,	Amount
(In thousands)
2014	$23,470
2015	23,470
2016	23,387
2017	11,386
2018	1,249
Thereafter	686
Total	$83,648
5. Fixed Assets
Fixed assets consisted of the following at:

	December 31,
	2013	2012
	(In thousands)
Computer equipment and capitalized software	$30,605	$25,598
Furniture, fixtures and office equipment	3,222	3,148
Leasehold improvements	6,884	4,321
Total fixed assets	40,711	33,067
Less: Accumulated depreciation and amortization	(26,611)	(22,422)
Fixed assets, net	$14,100	$10,645

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense relating to fixed assets for the years ended December 31, 2013, 2012 and 2011 was $5.1 million, $5.0 million and $5.9 million, respectively.
6. Capitalized Software
Capitalized software consisted of the following at:

	December 31,
	2013	2012
	(In thousands)
Capitalized software	$96,478	$83,432
Less: Impairment of capitalized software	—	(8,715)
Less: Accumulated amortization	(64,137)	(48,422)
Capitalized software, net	$32,341	$26,295
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
During the second quarter of 2012, management initiated a business strategy review to explore long-term growth opportunities. The objective was to assess the competitive environment, identify the most attractive market opportunities and further develop the Company’s execution strategy. In conjunction with this strategy review, management also initiated a company-wide evaluation of its internal systems, to determine whether certain internal server-based systems should be replaced by SaaS-based solutions. Management’s evaluation indicated that the carrying value of certain internal-use capitalized software exceeded its fair value. As such, the Company completed a valuation assessment, utilizing the cost replacement method, and concluded that this internal-use capitalized software is not fully recoverable and should be written down to its fair value. Accordingly, the Company recorded an impairment loss on internal-use capitalized software of $8.7 million during the year ended December 31, 2012.
Amortization expense of capitalized software for the years ended December 31, 2013, 2012 and 2011 was $15.7 million, $13.6 million and $14.1 million, respectively.
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at:

	December 31,
	2013	2012
	(In thousands)
Salaries, commissions and related expenses	$15,601	$10,162
Other accrued expenses	11,066	10,158
Total accrued expenses and other current liabilities	$26,667	$20,320
8. Income Tax
The following is a summary of the Company's net loss before income tax by jurisdiction:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
U.S.	$(21,375)	$(28,325)	$(214)
Non-U.S.	748	720	183
Net loss before income tax	$(20,627)	$(27,605)	$(31)

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the Company's income tax (benefit) expense are as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Current:
Federal	$220	$52	$375
State and local	626	726	986
Foreign	2,143	1,852	952
Total current income tax expense	2,989	2,630	2,313

Deferred:
Federal	(6,640)	(10,396)	1,061
State and local	(1,483)	(2,410)	(1,908)
Foreign	(215)	(49)	(254)
Total deferred income tax benefit	(8,338)	(12,855)	(1,101)
Total income tax (benefit) expense	$(5,349)	$(10,225)	$1,212

A reconciliation of the provision for income taxes at the U.S. Federal statutory income tax rate of 35% to the Company's effective income tax rate is as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Tax at U.S. federal statutory rate	$(7,219)	$(9,662)	$(11)
State taxes, net of federal income tax effect	(557)	(1,356)	(668)
Stock-based compensation expense	1,334	(336)	1,946
Non-deductible expenses	438	212	712
Foreign taxes	1,348	1,251	428
Research and development credit	(1,008)	(78)	(1,231)
Other	315	(256)	36
Total	$(5,349)	$(10,225)	$1,212
Effective tax rate	25.9%	37.0%	(3970.2)%

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of the components of deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012
	(In thousands)
Net operating loss carryforwards - Current	$5,972	$3,792
Accrued expenses	3,948	1,834
Allowance for doubtful accounts	1,255	1,159
Research and development tax credit	70	75
Other	903	609
Current deferred tax assets	12,148	7,469

Net operating loss carryforwards - Non-current	7,701	15,427
Research and development tax credit carryforwards	7,174	5,914
AMT tax credit carryforwards	1,546	1,325
Stock-based compensation	4,249	3,084
Other	2,692	2,028
Non-current deferred tax assets	23,362	27,778
Total deferred tax assets	35,510	35,247

Depreciation and amortization	(40,351)	(48,913)
Non-current deferred tax liabilities	(40,351)	(48,913)
Total deferred tax liabilities	(40,351)	(48,913)
Net deferred tax liabilities	$(4,841)	$(13,666)
At December 31, 2013, the Company had net operating loss carryforwards of $48.3 million, including $11.3 million of windfall tax benefits attributable to stock-based compensation. If not utilized, these net operating loss carryforwards will expire beginning in 2020 through 2030. The windfall tax benefits attributable to stock-based compensation will be recorded to additional paid-in capital when such amounts reduce income taxes payable. At December 31, 2013, the Company had U.S. Federal and state research and development tax credit carryforwards of $8.0 million and $4.1 million, respectively, which if not utilized, will expire beginning in 2020 through 2033.
Due to ownership changes in 2001 and 2007, and the public stock offerings in 2010, the Company's net operating loss and research and development tax credit carryforwards are subject to limitations pursuant to IRC Sections 382 and 383 and similar state provisions. The Company has recorded the associated tax benefits on net operating loss and tax credit carryforwards that it believes are more-likely-than-not realizable, based on its evaluation of the foregoing limitations and both positive and negative evidence, including reversals of existing taxable temporary differences. As of December 31, 2013 the Company had no valuation allowance on its deferred tax assets.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes changes to the Company's unrecognized tax benefits, excluding interest and penalties, for the periods presented:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Beginning Balance as of January 1	$3,335	$3,161	$2,578
Additions based on tax positions related to the current year	389	168	475
Additions for prior year tax positions	221	6	204
Reductions from expirations of applicable statutes of limitations	—	—	(56)
Settlements	—	—	(40)
Balance as of December 31,	$3,945	$3,335	$3,161
If recognized, unrecognized tax benefits totaling $3.4 million at December 31, 2013, would impact our effective income tax rate. Our liability for unrecognized tax benefits is classified as part of "Other long-term liabilities" and as a reduction in long-term deferred tax assets on the Consolidated Balance Sheet.
At December 31, 2013, total accrued interest and penalties related to the uncertain tax positions was $0.2 million, which includes $0.03 million, $0.03 million, and $0.03 million recorded during the years ended December 31, 2013, 2012 and 2011, respectively. These amounts were recorded as part of income tax expense during the respective periods.
As a result of prior year net operating losses, the Company's U.S. Federal income tax returns for years 1999 through 2013 are open for examination by the U.S. Internal Revenue Service (the "IRS"). State and local income tax returns for 2010 through 2013 remain subject to examination by various state and local taxing authorities. The Company's non-U.S. income tax returns are also subject to income tax examination in various foreign jurisdictions. The Company concluded an audit by the IRS of its U.S. Federal income tax returns for the years ended December 31, 2006 through 2009 in the second quarter of 2013. The Company received Notices of Proposed Adjustments for 2006, 2007 and 2008 from the IRS disallowing $58.3 million of foreign branch losses on the basis that they constitute dual consolidated losses in the U.S. The IRS is asserting that the Company is not entitled to reasonable cause relief for late election filings. The Company disagrees with the proposed adjustments by the IRS and has filed an appeal. Management believes that it is more likely than not that the Company’s position will ultimately be sustained. Further, management believes it has adequately provided for all uncertain tax positions, and any potential audit adjustments would not have a material impact on the Company's financial position. The Company does not anticipate that the total amounts of its unrecognized tax benefits will significantly increase or decrease over the next twelve months.
9. Debt
Long-term debt consisted of the following at:

	December 31,
	2013	2012
	(In thousands)
First Lien Credit Agreement (“Prior Credit Facility”)	$74,898	$75,719
Other financing arrangements	315	549
Less: current portion (Prior Credit Facility)	—	(821)
Less: current portion (Other financing arrangements)	(209)	(209)
Total long-term debt	$75,004	$75,238
Based on available market information, the estimated fair value of the Company’s long-term debt was $75.0 million and $76.6 million as of December 31, 2013 and December 31, 2012, respectively. These fair value measurements were determined using Level 2 observable inputs, as defined in Note 3. The estimated fair value of the Company’s other financing arrangements approximates the carrying value at each reporting period.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior Credit Facility
The Prior Credit Facility provided for term loans in the aggregate principal amount of $135.0 million. Each principal payment was due on the last day of each quarter, which commenced on September 30, 2007 with the balance due in a final installment on June 15, 2014. Additionally, the Prior Credit Facility included a requirement for mandatory prepayments based on annual excess free cash flow. Term loans under the First Lien Credit Agreement, as amended, bore interest at the higher of the Eurodollar Rate (as defined in the credit agreement) or 1.50%, plus 4.50% per annum. At December 31, 2013 and 2012, the interest rate on the Prior Credit Facility was 6.00% and 5.75%, respectively.
The Prior Credit Facility limited annual consolidated capital expenditures, including amounts related to capitalized software, and restricted the ability to borrow against the revolving line of credit if a consolidated EBITDA ratio was not achieved. The agreement also contained other positive and negative covenants. The Company was in compliance with these covenants as of December 31, 2013 and 2012.
In April 2011, in connection with the Company’s follow-on public offering, the Company received net proceeds of $34.6 million after deducting underwriting discounts and commissions. The Company used these proceeds to prepay $34.6 million of outstanding indebtedness on the Prior Credit Facility. The terms of the First Lien Credit Agreement required that any voluntary prepayment of the term loans to be applied on a pro rata basis to each scheduled installment of principal. As a result, the quarterly installment payment as of June 30, 2011 decreased from $0.34 million to $0.25 million for the remaining term of the loan.
On April 6, 2012, the Company entered into Amendment No. 3 (the “Third Amendment”) to the Prior Credit Facility. The Third Amendment amended certain provisions of the Prior Credit Facility to, among other things, increase the capital expenditures limit from $21.0 million to $35.0 million per year, through the remainder of the term. As provided for in the Third Amendment, the Company prepaid $15.0 million of the outstanding balance on the Prior Credit Facility. As a result, the quarterly installment payment beginning June 30, 2012 decreased from $0.25 million to $0.21 million for the remaining term of the loan.
The Prior Credit Facility also provided for a $15.0 million revolving line of credit, which expired on June 15, 2013. The obligations previously covered by the Company's revolving line of credit, which were primarily related to the Company's operating lease agreements for its various office locations, were replaced under a separate cash collateralized facility under which the Company originally provided the bank with $2.5 million and they provided certain of the Company's landlords with separate letters of credit for each location. The cash collateral balance is $2.4 million at December 31, 2013. This facility expires on June 3, 2014 and as such is classified as current restricted cash on the Company's Consolidated Balance Sheet.
The Prior Credit Facility was secured by security interests and liens against all of the Company’s assets, including a pledge of 100% of the equity interests in its domestic subsidiaries and an obligation to pledge 65% of the equity interests in its direct foreign subsidiaries.
Financing Costs
Financing costs resulting from the original debt issuance, as well as the amendments to the First Lien Credit Agreement, were deferred and amortized over the remaining term of the loans using the effective interest method. As a result of the voluntary prepayment of $34.6 million on the Prior Credit Facility (using the proceeds from the April 2011 public offering of common stock), the amortization of $0.4 million of deferred financing costs was accelerated.
Other Financing Arrangements
In June 2011, the Company entered into a financing arrangement in the ordinary course of business, to purchase certain software and related services in the amount of $1.2 million, including financing costs of $0.1 million to be repaid over a 50 month period ending in July 2015. In December 2011, the Company entered into another financing arrangement in the ordinary course of business, to purchase support and maintenance for existing software licenses in the amount of $0.2 million repaid over a 25 month period ending in January 2014.
In August 2012, the Company entered into a financing arrangement in the ordinary course of business, to purchase D&O insurance in the amount of $0.8 million of which $0.6 million was financed and repaid over the nine month period ended May 9, 2013.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the interest expense incurred on long-term debt:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Prior Credit Facility	$4,618	$4,863	$6,100
Interest Rate Swap (see Note 10)	—	1,515	4,570
Other financing arrangements	35	32	8
Total interest expense on long-term debt	$4,653	$6,410	$10,678
During the year ended December 31, 2013, the Company capitalized interest costs of $0.5 million related to software development costs.
10. Derivative Financial Instrument
The Company’s interest rate swap agreement matured on June 30, 2012. The Company recognized a gain on the interest rate swap of $1.5 million for the year ended December 31, 2012, which is included in “Other expense (income), net” on the Consolidated Statement of Operations.
In prior periods, the fair value of the interest rate swap was measured each reporting period and included a credit valuation adjustment that reflected consideration of the Company’s credit risk, since the interest rate swap was in a liability position. The Company recorded immaterial credit valuation adjustments during the years ended December 31, 2012 and 2011.
The effects of derivative instruments on the Consolidated Statements of Operations were as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Other expense (income), net	$—	$(1,455)	$(4,193)
11. Common Stock
As of December 31, 2013, the Company had 300.0 million shares of common stock, par value $0.001 per share ("common stock"), authorized, with 56.1 million shares of common stock issued and outstanding. The number of authorized shares of common stock may be increased or decreased (but not below the number of shares then outstanding) by the affirmative vote of holders representing at least 75% in interest of the issued and outstanding shares of the Company's common stock.
On August 5, 2010, the SEC declared effective the Company's registration statement on Form S-1, as amended (File No. 333-165991), in connection with its initial public offering of 11.0 million shares of common stock, at a public offering price of $13.00 per share. The offering closed on August 11, 2010. Upon consummation of the Company's initial public offering, all previously outstanding shares of the Company's Series A Preferred Stock converted to 35.1 million shares of common stock. On September 9, 2010, the Company closed the sale of an additional 1.0 million shares of common stock at the initial public offering price of $13.00 per share pursuant to the underwriters' exercise of their over-allotment option in connection with the Company's initial public offering that closed on August 11, 2010.
On December 6, 2010, the SEC declared effective the Company's registration statement on Form S-1, as amended (File No.333-170694), in connection with its follow-on public offering of an additional 2.0 million shares of common stock at a public offering price of $20.00 per share.
On April 6, 2011, the SEC declared effective the Company's registration statement on Form S-1, as amended (File No.333-173107), in connection with the Company's follow-on public offering of 1.3 million shares of common stock at a public offering price of $25.50 per share, with an overallotment option of an additional 0.2 million shares. The follow-on offering closed on April 12, 2011, pursuant to which a total of 1.4 million shares were issued, inclusive of the exercise of the overallotment option by the underwriters of 0.2 million shares.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company used substantially all of the net proceeds of its initial public offering, including the sale of the underwriters' over-allotment shares, and the April 2011 follow-on offerings to repay a significant amount of its outstanding indebtedness (see Note 9).
Entities affiliated with TA Associates, L.P. and Rho Capital Partners, Inc. hold 16.9 million shares of the Company's common stock and have the right to require the Company to register these shares under the Securities Act of 1933, as amended, pursuant to a registration rights agreement.
12. Employee Stock Plans
Total stock-based compensation expense related to all of the Company’s stock awards was included in operating expense categories, as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Cost of revenue	$692	$445	$310
Sales and marketing	1,320	1,080	2,353
General and administrative	4,998	3,596	4,716
Product development	1,276	1,440	1,329
Total	$8,286	$6,561	$8,708
2007 Restricted Preferred Stock Plan
The maximum number of restricted Series A Preferred shares authorized and issued under the 2007 Restricted Preferred Stock Plan was 2.0 million, all of which were granted on June 15, 2007 in conjunction with the Merger. At the closing of the Company's initial public offering, all outstanding shares of Series A Preferred Stock converted into shares of common stock, including unvested restricted Series A Preferred shares. At December 31, 2013, there were no shares of Series A Preferred Stock issued or outstanding.
2007 Stock Option and Grant Plan
The maximum number of shares of common stock initially reserved and available for issuance under the Company's 2007 Stock Option and Grant Plan was 4.0 million shares. Under the 2007 Stock Option and Grant Plan, the maximum number of shares increased by one share automatically for every share of restricted Series A Preferred issued under the 2007 Restricted Preferred Stock Plan that failed to vest and was canceled. On March 8, 2010, an additional 4.0 million shares of common stock were authorized for issuance under the 2007 Stock Option and Grant Plan, increasing the number of shares of common stock authorized for issuance to 8.0 million. Effective upon the adoption of the Company's 2010 Equity Incentive Plan, the Company's board of directors determined not to grant any further awards under the 2007 Stock Option and Grant Plan and the shares of common stock that remained available for future awards under the 2007 Stock Option and Grant Plan have been reserved for issuance under the 2010 Equity Incentive Plan.
2010 Equity Incentive Plan
The 2010 Equity Incentive Plan was adopted by the Company's board of directors in March 2010 and approved by its stockholders in July 2010. The 2010 Equity Incentive Plan permits the Company to make grants of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, cash-based awards, performance shares and dividend equivalent rights to its executives, employees, non-employee directors and consultants. The number of shares of common stock reserved and available for issuance under the 2010 Equity Incentive Plan is 7.8 million which is the sum of 3.3 million shares of stock reserved under the plan on the effective date and 4.5 million additional shares approved in July 2012. Generally, shares that are forfeited or canceled from awards under the 2010 Equity Incentive Plan, the 2007 Stock Option and Grant Plan and the 2007 Restricted Preferred Stock Plan also will be available for future awards under the 2010 Equity Incentive Plan. In May 2012, the Company's board of directors adopted a U.K. sub plan to the 2010 Equity Incentive Plan, which was subsequently approved by the HM Revenue and Customs in November 2012. The U.K. sub plan provides for the issuance to U.K. residents of options to acquire shares of the Company's common stock. Further, the U.K. sub plan provides that if recipients exercise their options in an approved manner that meets the requirements of the U.K. sub plan, they will receive favorable tax treatment.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 27, 2012, the Company filed a registration statement on Form S-8 (File No.333-182912) that relates to an additional 4.5 million shares of common stock issuable pursuant to the Company's 2010 Equity Incentive Plan.
The following table summarizes the weighted average values of the assumptions used in the Black-Scholes pricing model to estimate the fair value of the options granted during the period presented:

	Years Ended December 31,
	2013	2012	2011
Expected volatility	52.1%	59.1%	57.7%
Expected life of option	6.09 years	6.09 years	6.06 years
Risk free interest rate	1.3%	0.9%	1.6%
Expected dividend yield	0.0%	0.0%	0.0%
The following table summarizes stock option activity for the year ended December 31, 2013:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	5,541,130	$6.80
Granted	857,000	7.08
Exercised	(300,301)	5.37
Forfeited	(887,445)	7.91
Outstanding at December 31, 2013	5,210,384	$6.74
The following table contains additional information with respect to options outstanding and exercisable at December 31, 2013:

	Options Outstanding		Options Exercisable
	Number of Options Outstanding	Remaining Weighted Average Life	Number Exercisable	Remaining Weighted Average Life
Exercise Prices:
$1.59 - $4.73	1,739,141	7.63 years	891,890	6.73 years
$5.14 - $7.66	2,766,672	8.21 years	1,090,281	7.90 years
$8.11 - $10.50	243,500	9.76 years	—	0.00 years
$13.00 - $25.89	461,071	6.87 years	330,385	6.85 years
	5,210,384		2,312,556
At December 31, 2013, the aggregate intrinsic value of stock options outstanding and exercisable was $31.0 million and $14.1 million, respectively. At December 31, 2012, the aggregate intrinsic value of stock options outstanding and exercisable was $5.1 million and $1.8 million, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the share price of such awards as of each respective period-end date.
The following table summarizes non-vested stock option activity for the year ended December 31, 2013:

	Shares	Weighted Average Grant Date Fair Value
Non-vested options outstanding at December 31, 2012	3,816,020	$3.60
Granted	857,000	3.55
Vested	(1,382,509)	3.59
Forfeited	(392,683)	3.80
Non-vested options outstanding at December 31, 2013	2,897,828	$3.52

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides additional information pertaining to the Company's stock options:

	Years Ended December 31,
	2013	2012	2011
Weighted average grant date fair value for options granted during the period	$3.55	$2.68	$7.03
Total fair value of options vested (in thousands)	$4,968	$5,968	$4,752
The intrinsic value of options exercised for the years ended December 31, 2013 and 2012, was $1.0 million and $1.5 million, respectively.
At December 31, 2013 and 2012, there was $9.2 million and $12.4 million, respectively, of total unrecognized compensation cost related to non-vested stock options, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.69 years and 3.41 years, respectively. Stock-based compensation expense for the Company's stock options under the 2007 Stock Option and Grant Plan and 2010 Equity Incentive Plan during the years ended December 31, 2013, 2012 and 2011 was $4.8 million, $3.9 million and $6.1 million, respectively.
Restricted Stock Awards (“RSAs”)
Information concerning RSA’s outstanding under the 2010 Equity Incentive Plan is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at December 31, 2012	625,800	$4.35
Granted	76,167	9.19
Vested and exchanged for common stock	(143,985)	5.21
Non-vested shares at December 31, 2013	557,982	$4.79
For the year ended December 31, 2013, 2012 and 2011, the weighted-average grant date fair value for RSAs was $9.19, $4.24 and $17.81, respectively. The fair value of RSAs vested was $0.7 million, $0.9 million and $1.5 million, respectively, during the same periods.
The aggregate intrinsic value of RSAs outstanding at December 31, 2013 and 2012 was $6.8 million and $3.9 million, respectively. The intrinsic value for RSAs is calculated based on the market price of the Company’s stock as of each period-end date.
At December 31, 2013 and 2012, there was $1.2 million and $1.9 million, respectively, of total unrecognized compensation cost related to non-vested RSAs, net of estimated forfeitures, that is expected to be recognized over a weighted average period of 2.73 years and 2.51 years, respectively. Stock-based compensation expense for the Company’s RSAs granted under the 2007 Stock Option and Grant Plan and 2010 Equity Incentive Plan during the years ended December 31, 2013, 2012 and 2011 was $1.5 million, $1.5 million and $1.4 million, respectively.
On February 1, 2012, the Company granted 0.5 million restricted shares of common stock to its Chief Executive Officer, Ronald W. Hovsepian, pursuant to his employment agreement. Vesting of this award is based upon the achievement of specified stock performance and service thresholds. The Company performed a Monte-Carlo simulation to calculate the award’s fair value of $2.1 million and derived service period of 3.8 years. The assumptions used to perform the Monte-Carlo simulation were consistent with those utilized in the Company’s Black-Scholes valuations for stock options, specifically: expected volatility of 60.32%, risk-free interest rate of return of 0.72% and a dividend yield of 0.0%. During the year ended December 31, 2013, the Company incurred $0.7 million of stock-based compensation expense related to this award.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units (“RSUs”)
The following table summarizes RSU activity for the year ended December 31, 2013:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at December 31, 2012	446,456	$7.34
Granted	1,015,212	7.36
Vested and issued	(164,828)	8.98
Forfeited	(98,550)	5.93
Non-vested shares at December 31, 2013	1,198,290	$7.24
For the years ended December 31, 2013, 2012 and 2011, the weighted-average grant date fair value for RSUs was $7.36, $4.70 and $14.72, respectively. The fair value of RSUs vested was $1.5 million, $1.1 million, and $0.6 million, respectively, during the same periods.
The aggregate intrinsic value of RSUs outstanding at December 31, 2013 and 2012 was $14.5 million and $2.8 million, respectively. The intrinsic value for RSUs is calculated based on the market price of the Company's stock as of each period-end date.
At December 31, 2013 and 2012, there was $7.0 million and $2.3 million, respectively, of total unrecognized compensation cost related to non-vested RSUs, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 3.20 years and 3.70 years, respectively. Stock-based compensation expense for the Company’s RSUs granted under the 2010 Equity Incentive Plan, during the years ended December 31, 2013, 2012 and 2011 was $2.0 million, $1.0 million and $0.9 million, respectively.
Modification of Awards
During the year ended December 31, 2013, no awards were modified.
During the year ended December 31, 2012, pursuant to separation agreements for three executives, the Company extended the vesting terms for certain outstanding equity awards beyond the individuals’ separation dates, resulting in modification of the awards for accounting purposes. As a result of the extended vesting terms and re-measurement of the modified awards, the Company recorded an additional $0.8 million in stock-based compensation expense. In addition, the Company reversed $1.4 million of stock-based compensation expense related to the forfeiture of unvested options by two of the three executives previously referenced.
2010 Employee Stock Purchase Plan
The 2010 Employee Stock Purchase Plan (the “2010 ESPP”) was adopted by the Company's board of directors and approved by its stockholders in July 2010. As originally adopted in 2010, a maximum of 400,000 shares of the Company's common stock had been reserved for issuance under the 2010 ESPP. Due to the limited number of shares available for purchase under the 2010 ESPP participation in the plan was suspended for the second quarter of 2013. At the annual meeting on August 9, 2013, an amendment to increase the shares available for purchase to 1,000,000 was approved by the shareholders and the Company reopened participation in the plan for the third quarter of 2013.
The Company makes one or more offerings each year to its employees to purchase stock under the 2010 ESPP, usually beginning on the first business day of the quarter and ending on the last business day of the quarter. For employees eligible to participate on the first date of an offering period, the purchase price of shares of common stock under the ESPP is 85% of the fair market value of the shares, either on the offering date or the exercise date, whichever is less. As of December 31, 2013, there are 1,000,000 shares of common stock reserved, 420,627 shares issued and 579,373 shares available for future issuance under the ESPP.
Stock-based compensation expense related to the Company's 2010 ESPP for the years ended December 31, 2013, 2012, and 2011 was $0.04 million, $0.2 million and $0.4 million, respectively.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Net Loss per Share
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per common share:

	Years Ended December 31,
	2013	2012	2011
Numerator:
Net loss (in thousands)	$(15,278)	$(17,380)	$(1,243)
Denominator:
Basic shares:
Weighted-average common shares outstanding	55,135,657	54,352,536	53,381,655
Diluted shares:
Weighted-average shares used to compute basic net loss income per share	55,135,657	54,352,536	53,381,655
Effect of potentially dilutive securities:
Options to purchase common stock	—	—	—
Unvested shares of restricted stock awards	—	—	—
Unvested shares of restricted stock units	—	—	—
Weighted-average shares used to compute diluted net income loss per share	55,135,657	54,352,536	53,381,655
Net loss per share:
Basic	$(0.28)	$(0.32)	$(0.02)
Diluted	$(0.28)	$(0.32)	$(0.02)
The following outstanding options, non-vested RSAs and non-vested RSUs were excluded from the computation of diluted net loss per share for the periods presented as their effect would have been antidilutive:

	Years Ended December 31,
	2013	2012	2011
Options to purchase common stock	5,210,384	5,541,130	4,817,748
Unvested shares of restricted stock awards	557,982	625,800	72,985
Unvested shares of restricted stock units	1,198,290	446,456	222,774
14. Segment and Geographic Information
The Company is a single operating segment. The Company's chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by certain revenue metrics and trends by the following principal markets:

•
Mergers & Acquisitions ("M&A") comprises customers spanning a variety of industries, including financial services, pharmaceutical, biotechnology, consumer, energy, industrial, legal, insurance, real estate and technology, who use Intralinks exchanges for project-based transactions, such as mergers, acquisitions and dispositions. These customers are typically referred to the Company by financial or legal advisors involved in the respective transactions. This principal market is generally characterized by the use of the Intralinks Platform.

•	Enterprise comprises customers spanning a variety of industries described above, who use the Intralinks Platform for a wide range of corporate purposes.

•
Debt Capital Markets ("DCM") primarily comprises customers within the financial services industry who use Intralinks exchanges for loan syndication and administration, and is generally characterized by the use of the Intralinks Platform.

The following table sets forth the Company's revenue by principal market:

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
M&A	$110,456	$91,606	$83,763
Enterprise	95,246	94,616	94,588
DCM	28,794	30,445	34,539
Other revenue	—	—	614
Total revenue	$234,496	$216,667	$213,504
Revenue by geographic location is based on where the customer is located. Revenue and long-lived assets by geographic location are as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Revenue:
U.S.	$137,603	$131,487	$128,404
All other countries	96,893	85,180	85,100
Total	$234,496	$216,667	$213,504

	Years Ended December 31,
	2013	2012
	(In thousands)
Long-lived assets (excluding goodwill and intangible assets):
U.S.	$45,702	$36,372
All other countries	740	645
Total	$46,442	$37,017
Concentration of Credit Risk and Significant Customers
The Company operates globally with 58.7% of total revenues derived from customers located in the U.S. and the remaining 41.3% derived from customers located in various international locations. Revenue derived from customers located in the U.K. during the years ended December 31, 2013, 2012 and 2011 was $31.1 million, $25.4 million and $27.8 million, or 13.2%, 11.7% and 13.0% of total revenue, respectively. No other individual foreign country accounted for more than 10% of the Company's revenue during these periods and no individual foreign country accounted for more than 10% of the Company's accounts receivable at December 31, 2013, 2012 and 2011.
No individual customer accounted for more than 10% of the Company's revenue in the years ended December 31, 2013, 2012 and 2011.
15. Related Party Transactions
Affiliates of one of our largest shareholders, TA Associates, L.P. (which is now part of TA Associates Management, L.P.) are also customers of the Company. These affiliates made payments to the Company in connection with their purchase of its services using the Intralinks platform. Revenue generated from TA Associates, L.P. and its affiliates for the years ended December 31, 2013 and 2012 totaled $0.2 million and $0.2 million. There were no amounts due from TA Associates, L.P. at December 31, 2013.
On April 27, 2011, the Company’s board of directors elected J. Chris Scalet as a Class I director of the Company. Mr. Scalet served as Executive Vice President, Global Services and Chief Information Officer of Merck & Co., Inc. (“Merck”), a global research-

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

driven pharmaceutical company, until his retirement on July 2, 2012. Affiliates of Merck are customers of the Company in the ordinary course of business. Revenue generated from Merck and its affiliates for the year ended December 31, 2012 totaled $2.9 million. At December 31, 2012, amounts due from Merck and its affiliates were nominal. At December 31, 2013, Merck was no longer a related party.
16. Commitments and Contingencies
Operating Leases
The Company has entered into operating agreements for office space. Rent is amortized on a straight-line basis over the applicable lease terms. Deferred rent at December 31, 2013 was $3.6 million.
Future minimum payments under operating leases for the next five years and thereafter are as follows:

Years Ending December 31,	Amount
(In thousands)
2014	$4,247
2015	3,836
2016	2,720
2017	2,690
2018	2,566
Thereafter	6,366
Total	$22,425
Total facilities expenses charged to operations for the years ended December 31, 2013, 2012 and 2011 was $5.5 million, $6.3 million and $5.4 million, respectively.
The Company's principal executive office located at 150 East 42nd Street, New York, New York occupies 43,304 square feet which is subject to a lease agreement that expires in July 2021. The lease began in August 2011, has a ten year term and provided for 12 months of initial free rent and an allowance from the landlord to be used for office improvements and certain other payments of $1.9 million. As of December 31, 2013, the Company received $1.1 million of reimbursed landlord leasehold improvements. In addition, we have a facility in Charlestown, Massachusetts that occupies 36,557 square feet under a lease that expires in December 2015.
The Company also maintains space in Amsterdam, London, Paris, Chicago, São Paulo, Frankfurt, Singapore, Tokyo, Hong Kong, Sydney, Miami and San Francisco for its sales and services activities. The Company believes that its facilities are adequate for its current needs. However, the Company may obtain additional office space to house additional services personnel in the near future, and it may require other additional office space as its business grows.
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

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities Class Action. On December 5, 2011, the Company became aware of a purported class action lawsuit filed in the U.S. District Court for the Southern District of New York (the "SDNY" or the "Court") against the Company and certain of its current and former executive officers. The initial complaint (the "Wallace Complaint") alleges that the defendants made false and misleading statements or omissions about the Company’s business prospects, financial condition and performance in violation of the Securities Exchange Act of 1934, as amended. The plaintiff seeks unspecified compensatory damages for the purported class of purchasers of the Company's common stock during the period from February 17, 2011 through November 10, 2011 (the "Allegation Period"). On December 27, 2011, a second purported class action complaint, which makes substantially the same claims as, and is related to, the Wallace Complaint, was filed in the SDNY against the Company and certain of its current and former executive officers seeking similar unspecified compensatory damages for the Allegation Period. On April 3, 2012, the Court consolidated the actions and appointed Plumbers and Pipefitters National Pension Fund as lead plaintiff, and also appointed lead counsel in the consolidated action ("Consolidated Class Action"). On June 15, 2012, the lead plaintiff filed an amended complaint (“Consolidated Class Action Complaint”), that in addition to the original allegations made in the Wallace Complaint, alleges that the Company, certain of its current and former officers and directors, and the underwriters in Intralinks’ April 6, 2011 stock offering issued a registration statement and prospectus in connection with the offering that contained untrue statements of material fact or omitted material information required to be stated therein in violation of the Securities Act of 1933, as amended. The defendants filed their motions to dismiss on July 31, 2012. On May 8, 2013, the Court issued an opinion dismissing claims based on certain allegations in the complaint, but otherwise denied defendants' motions to dismiss. On June 28, 2013, defendants filed their answers to the Consolidated Class Action Complaint. On October 15, 2013, the Court entered the parties’ pretrial scheduling stipulation, which provided, inter alia, that the parties would fully brief any motions for summary judgment by February 17, 2015. In December 2013, the parties served each other with document requests and discovery is ongoing. On February 18, 2014, lead plaintiff filed its motion for class certification.  Pursuant to the October 15, 2013 scheduling order, the defendants’ opposition to class certification is due by May 2, 2014, and lead plaintiff’s reply is due by June 2, 2014. The Company believes that these claims are without merit and intends to defend these lawsuits vigorously.
Dixon Derivative Action. On December 28, 2011, a shareholder derivative complaint was filed in the SDNY against the Company and certain of its current and former directors. The complaint (the "Dixon Action") alleged that the defendants breached their fiduciary duties by causing the Company to issue materially false and misleading statements about the Company's business prospects, financial condition and performance during the same Allegation Period alleged in the Consolidated Class Action Complaint. Plaintiff has voluntarily dismissed the Dixon Action without receipt of any compensation. On January 28, 2014, the Court approved the stipulation of dismissal.
Horbal Derivative Action. On April 16, 2012, a second shareholder derivative complaint (the "Horbal Action") was filed in the Supreme Court of the State of New York in New York County ("New York State Court") against the Company and certain of its current and former directors and officers. The Horbal Action makes substantially the same claims as, and is related to, the Dixon Action. On April 24, 2012, one of the director defendants removed the Horbal Action to the SDNY, and on May 7, 2012, it was assigned to the same judge as in the Dixon Action. On May 22, 2012, the plaintiff in the Horbal Action moved to remand the case to New York State Court. On March 11, 2013, the SDNY granted plaintiff's motion to remand, and the case is currently pending in New York State Court. On June 6, 2013, the parties filed a stipulation with the New York State Court agreeing to stay all proceedings in the Horbal Action, including discovery, until ninety days after the SDNY issues a scheduling order in the Consolidated Class Action. On January 13, 2014, the parties filed a stipulation with the New York State Court agreeing to work together on a schedule for defendants’ time to answer, move against or otherwise respond to the complaint or an amended complaint. The Company believes the claims in the Horbal Action are without merit and intends to defend this lawsuit vigorously.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Levine Shareholder Demand Letter/Complaint. The Company received a shareholder demand letter, dated May 16, 2013, demanding that the Company's Board take action to remedy alleged breaches of fiduciary duty by current and former directors and officers of the Company. These alleged breaches are based on the same alleged misconduct in the complaints in the Dixon, Horbal, and Consolidated Class Actions. The letter specifically demands that the Company's Board undertake an independent internal investigation into the alleged breaches and commence a civil action against each of the allegedly breaching current and former directors and officers. On June 26, 2013, the Company's Board created a Demand Committee to conduct an investigation into the allegations in the Levine demand letter. On December 13, 2013, the shareholder filed a derivative complaint (the “Levine Action”) in New York State Court against the Company and certain of its current and former directors and officers. The Levine Action alleges that since the Company’s Board has not responded substantively to the shareholder’s demand letter in over six months, this has resulted in an improper “functional refusal” of the demand. The Levine Action makes substantially the same claims as, and is related to, the Dixon, Horbal, and Consolidated Class Actions. It alleges, among other things, that the defendants breached their fiduciary duties by making materially false and misleading statements related to the strength of the Company’s business and customer satisfaction. The Company believes the claims in the Levine Action are without merit and intends to defend this lawsuit vigorously.
17. Subsequent Events
On February 24, 2014, the Company entered into an $80 million, 5-year term loan B credit agreement. The term loan bears interest at LIBOR, with a 2.00% floor plus 5.25% per annum, for an effective interest rate of 7.25%. There is a 0.25% principal payment due on the last day of each quarter, commencing on June 30, 2014, with a balance due in a final installment on February 24, 2019. In connection with the term loan agreement the lenders have provided for a $10.0 million asset-based revolving line of credit. The Company must comply with various covenants the breach of which could result in a termination event.
The debt will provide the Company with additional financial flexibility to fund working capital, and discretionary investments, along with organic and inorganic growth initiatives, including strategic acquisitions.
The occurrence of this subsequent event is evidence of the Company's intent and ability to refinance on a long-term basis. As such, the Company reclassified the existing debt balance as of December 31, 2013 as long-term debt, in accordance with accounting rules prescribed in ASC 470-10.
On March 11, 2014, the Company entered into an operating lease to occupy 51,325 square feet of office space in Waltham, Massachusetts. The term of the lease is ten years and three months. The fixed base rent for the premises during years one through five of the lease term is $1.7 million per annum, payable monthly and the fixed base rent for the premises during years six through the end of the lease term is $1.8 million per annum, paid monthly.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.
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
Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.
The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in all annual reports. There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2013 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.
ITEM 9B: OTHER INFORMATION
None.

INTRALINKS HOLDINGS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

	Balance at Beginning of Period	Additions Charged to Expenses/Against Revenue	Deductions	Balance at End of Period

Year ended December 31, 2013
Allowance for doubtful accounts	$1,502	$1,028	$(1,278)	$1,252
Credit reserve	1,425	6,694	(6,219)	1,900
Total	$2,927	$7,722	$(7,497)	$3,152

Year ended December 31, 2012
Allowance for doubtful accounts	$724	$1,713	$(935)	$1,502
Credit reserve	1,425	6,348	(6,348)	1,425
Total	$2,149	$8,061	$(7,283)	$2,927

Year ended December 31, 2011
Allowance for doubtful accounts	$581	$1,344	$(1,201)	$724
Credit reserve	1,837	3,933	(4,345)	1,425
Total	$2,418	$5,277	$(5,546)	$2,149

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is set forth under the captions "Board of Directors," "Corporate Governance," "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for our 2014 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of December 31, 2013 and is incorporated herein by reference.
We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the rules of the SEC. Information contained on, or connected to, our website is not incorporated by reference into this Form 10-K and should not be considered part of this report or any other filing that we make with the SEC.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is set forth under the captions “Compensation Discussion and Analysis,” "Directors," "Director Compensation" and "Compensation Practices and Risk Assessment" in our definitive proxy statement for our 2014 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of December 31, 2013 and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for our 2014 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of December 31, 2013 and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is set forth under the captions “Certain Relationships and Related Party Transactions” and “Board of Directors─Composition of our Board of Directors─Director Independence” in our definitive proxy statement for our 2014 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of December 31, 2013 and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is set forth under the captions “Ratification of Selection of Independent Registered Public Accounting Firm" and "Independent Registered Public Accounting Firm Fees and Services” in our definitive proxy statement for our 2014 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of December 31, 2013 and is incorporated herein by reference.

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

3.	Exhibits and Financial Statement Schedules
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

10.4
Lease Agreement, dated July 15, 2008, as amended by a First Amendment to Lease dated December 21, 2010 and a Letter Agreement dated May 22, 2013, by and between Schrafft Center LLC and Intralinks, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed on November 8, 2013).

10.5+
2007 Stock Option and Grant Plan, First Amendment to 2007 Stock Option and Grant Plan, Form of Incentive Stock Option Agreement, Form of Non-Qualified Stock Option Agreement and Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, as amended (File No. 333-165991)).

10.6+
2007 Restricted Preferred Stock Plan and Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, as amended (File No. 333-165991)).

10.7+	Amended and Restated 2010 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed on September 6, 2013).
10.8+	Amended and Restated 2010 Equity Incentive Plan and forms of award agreements (Incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 filed on July 27, 2012).
10.9+	Senior Executive Incentive Bonus Plan (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, as amended (File No. 333-165991)).
10.10+	Intralinks, Inc. Senior Executive Severance Plan (Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, as amended (File No. 333-165991)).

10.11+	Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed on May 16, 2011).
10.12
Credit Agreement, dated as of February 24, 2014, by and among Intralinks Holdings, Inc., Intralinks Inc. as Borrower, the financial institutions listed therein as Lenders, JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent and J.P. Morgan Securities LLC as Lead Arranger and Sole Bookrunner
(Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 27, 2014).

10.13
Credit Agreement, dated as of February 24, 2014, by and among Intralinks Holdings, Inc. and Intralinks International Holdings LLC as Guarantors, Intralinks Inc. as Borrower and JPMorgan Chase Bank, N.A. as Lender (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 27, 2014).

10.14+
Employment Agreement dated as of December 15, 2011 by and between the Company and Ronald W. Hovsepian (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 16, 2011).

10.15+
Employment Agreement dated as of September 17, 2012 by and between the Company and Derek Irwin (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 4, 2012).

10.16+
Employment Agreement dated as of January 27, 2012 by and between the Company and Scott Semel (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 1, 2012).

10.17+
Employment Agreement dated as of April 9, 2012 by and between the Company and Rainer Gawlick (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed on November 8, 2013).

10.18+	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1, as amended (File No. 333-165991)).
21.1*	List of Subsidiaries of the Company.
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Label Linkbase Document
101.PRE**	XBRL Taxonomy Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Definitions Linkbase Document

* Filed herewith.

+	Indicates a management contract or compensation plan, contract or arrangement.
** Attached as Exhibits 101 to this report are the following financial statements from our Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes to these financial statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf on March 13, 2014 by the undersigned, thereunto duly authorized.

INTRALINKS HOLDINGS, INC.
By: /s/ Ronald W. Hovsepian Ronald W. Hovsepian President and Chief Executive Officer
Date: March 13, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date
/s/ Ronald W. Hovsepian Ronald W. Hovsepian	Director, President and Chief Executive Officer (principal executive officer)	March 13, 2014
/s/ Derek Irwin Derek Irwin	Chief Financial Officer (principal financial and accounting officer)	March 13, 2014
/s/ Patrick J. Wack, Jr. Patrick J. Wack, Jr.	Chairman of the Board of Directors	March 13, 2014
/s/ Brian J. Conway Brian J. Conway	Director	March 13, 2014
/s/ Peter Gyenes Peter Gyenes	Director	March 13, 2014
/s/ Thomas Hale Thomas Hale	Director	March 13, 2014
/s/ Habib Kairouz Habib Kairouz	Director	March 13, 2014
/s/ Robert C. McBride Robert C. McBride	Director	March 13, 2014
/s/ J. Chris Scalet J. Chris Scalet	Director	March 13, 2014