Form 10-Q
period 2014-03-31
IntraLinks Holdings, Inc.
filed 2014-05-09
CIK 1488075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding at May 2, 2014
Common Stock, par value $0.001 per share	56,329,141

INTRALINKS HOLDINGS, INC
QUARTERLY REPORT ON FORM 10-Q
For the three months ended March 31, 2014

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
Intralinks®, Intralinks Connect™, Intralinks DealNexus™, Intralinks Dealspace™, Intralinks Debtspace™, Intralinks Fundspace™, Intralinks Studyspace™, Intralinks VIA™ and other trademarks of Intralinks appearing in this Quarterly Report are the property of Intralinks. Other trademarks or service marks that may appear in this Quarterly Report are the property of their respective holders. Solely for convenience, the trademarks and trade names in this Quarterly Report are referred to without the ®, ™ and SM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.
Forward-Looking Statement Safe Harbor
Some of the statements in this Quarterly Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to our operations and are based on our current expectations, estimates and projections. Words such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “predict,” “potential,” “continue,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “goals,” “in our view” and similar expressions are used to identify these forward-looking statements. The forward-looking statements included in this Quarterly Report include, but are not limited to, statements about our internal control over financial reporting, our results of operations and financial condition and our plans, strategies and developments. Forward-looking statements are only predictions and, as such, are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events or our future financial performance that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Many of the reasons for these differences include changes that occur in our continually changing business environment and other important factors. These risks, uncertainties and other factors are more fully described under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this Form 10-Q and under the heading "Risk Factors" in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission, or the SEC, on March 13, 2014. You are strongly encouraged to read those sections carefully as the occurrence of the events described therein and elsewhere in this report could materially harm our business. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these statements speak only as of the date they were made and, except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION
ITEM 1: Financial Statements
INTRALINKS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$41,609	$50,540
Accounts receivable, net of allowances of $3,120 and $3,152, respectively	42,663	38,322
Investments	25,677	34,886
Deferred taxes	11,017	12,148
Prepaid expenses	5,319	6,036
Restricted cash	2,442	2,442
Other current assets	4,983	4,576
Total current assets	133,710	148,950
Investments	8,508	—
Fixed assets, net	13,522	14,100
Capitalized software, net	33,571	32,341
Goodwill	215,869	215,869
Other intangibles, net	77,779	83,648
Other assets	4,968	1,054
Total assets	$487,927	$495,962
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,920	$11,052
Current portion of long-term debt	937	209
Deferred revenue	45,982	44,651
Accrued expenses and other current liabilities	22,073	26,667
Total current liabilities	77,912	82,579
Long-term debt	78,485	75,004
Deferred taxes	12,947	16,989
Other long-term liabilities	5,431	5,289
Total liabilities	174,775	179,861
Commitments and contingencies (Note 13)
Stockholders' equity:
Undesignated Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common Stock, $0.001 par value; 300,000,000 shares authorized; 56,304,083 and 56,054,484 shares issued and outstanding, respectively	56	56
Additional paid-in capital	431,753	429,549
Accumulated deficit	(118,093)	(112,714)
Accumulated other comprehensive loss	(564)	(790)
Total stockholders' equity	313,152	316,101
Total liabilities and stockholders' equity	$487,927	$495,962

 The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share Data)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue	$59,241	$55,021
Cost of revenue	17,002	15,566
Gross profit	42,239	39,455
Operating expenses:
Sales and marketing	26,119	24,914
General and administrative	16,848	14,138
Product development	5,465	4,678
Total operating expenses	48,432	43,730
Loss from operations	(6,193)	(4,275)
Interest expense	960	1,122
Amortization of debt issuance costs	116	112
Other (income) expense, net	(191)	779
Net loss before income tax	(7,078)	(6,288)
Income tax benefit	(1,699)	(1,733)
Net loss	$(5,379)	$(4,555)
Net loss per common share
Basic	$(0.10)	$(0.08)
Diluted	$(0.10)	$(0.08)
Weighted average number of shares
Basic	55,580,116	54,913,773
Diluted	55,580,116	54,913,773

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(5,379)	$(4,555)
Foreign currency translation adjustments, net of tax	226	(62)
Total other comprehensive income (loss), net of tax	226	(62)
Comprehensive loss	$(5,153)	$(4,617)

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(5,379)	$(4,555)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,152	4,831
Amortization of intangible assets	5,869	5,844
Stock-based compensation expense	2,329	2,116
Deferred income tax benefit	(3,107)	(2,953)
Other, net	718	586
Changes in operating assets and liabilities:
Accounts receivable	(4,601)	(1,141)
Prepaid expenses and other assets	498	44
Accounts payable	(2,340)	6,079
Accrued expenses and other liabilities	(4,429)	(4,110)
Deferred revenue	1,152	1,190
Net cash (used in) provided by operating activities	(3,138)	7,931
Cash flows from investing activities:
Capitalized software development costs	(4,939)	(5,356)
Capital expenditures	(1,424)	(1,814)
Purchases of investments	(15,464)	(10,116)
Maturities of investments	15,972	7,500
Purchase of a cost method investment	(1,499)	—
Acquisitions	—	(602)
Net cash used in investing activities	(7,354)	(10,388)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	79,200	—
Payments on long-term debt	(74,898)	(205)
Payments of outstanding financing arrangements	(148)	(347)
Payment of debt issuance costs	(2,716)	—
Exercise of stock options and issuance of common stock, net of withholding taxes	(127)	112
Net cash provided by (used in) financing activities	1,311	(440)
Effect of foreign exchange rate changes on cash and cash equivalents	250	(108)
Net decrease in cash and cash equivalents	(8,931)	(3,005)
Cash and cash equivalents at beginning of period	50,540	43,798
Cash and cash equivalents at end of period	$41,609	$40,793

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
The financial statements contained herein should be read in conjunction with the Company’s audited consolidated financial statements and related notes to audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of the Company's consolidated financial condition, results of operations and changes in cash flows for the interim periods presented. The Company’s historical results are not necessarily indicative of future operating results, and the results for the three months ended March 31, 2014 are not necessarily indicative of results to be expected for the full year or for any other period.
Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.
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
Significant estimates and assumptions made by management include the determination of the fair value of equity-based awards including estimated forfeitures of such awards, fair value of the Company's single reporting unit, valuation of intangible assets (and their related useful lives), fair value of financial instruments, certain components of the income tax provisions, including valuation allowances on the Company's deferred tax assets, accruals for certain compensation expenses, allowances for doubtful accounts and reserves for customer credits. The Company bases estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis. Actual results could differ from those estimates.
Revenue Recognition - The Company derives revenue principally through fixed commitment contracts under which the Company provides customers various services, including access to the cloud-based Intralinks Platform, which includes the Company's Intralinks exchanges and Intralinks VIA, as well as the related customer support and other services. The Company's customers do not have a contractual right, or the ability, to take possession of the Intralinks software at any time during the hosting period, or contract with an unrelated third party to host the Intralinks software. Therefore, revenue recognition for the Company's services is not accounted for under specific guidance of the Financial Accounting Standards Board ("FASB") on software revenue recognition. The Company recognizes revenue for its services ratably over the contracted service period, provided that there is persuasive evidence of an arrangement; the service has been provided to the customer; collection is reasonably assured; the amount of fees to be paid by the customer is fixed or determinable; and the Company has no significant remaining obligation at the completion of the contracted term. In circumstances where the Company has a significant remaining obligation after completion of the initial contract term, revenue is recognized ratably over the extended service period. The Company's contracts do not contain general rights of return.
In the normal course of business, the Company may agree to sales concessions with its customers. The Company maintains an allowance to reserve for potential credits issued to customers based on historical patterns of actual credits issued. Expenses associated with maintaining this reserve are recorded as a reduction to revenue, which the Company believes represents an accurate reflection of the underlying business activity for each reporting period and is in line with the requirement that all revenue recognized

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

during the period is earned and realizable.
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
Additionally, certain of the Company's customer contracts contain provisions for set-up and implementation services relating to the customer's use of the Intralinks Platform. The Company believes that these set-up and implementation services provide value to the customer over the entire period that the exchange is active, including renewal periods, and therefore the revenue related to these set-up types of services are recognized over the longer of the contract term or the estimated relationship life which, as of March 31, 2014, generally ranged from two to four years. The Company will continue to evaluate the length of the amortization period of the revenue related to set up and implementation fees to determine if a change in estimate is warranted in future periods.
During the three months ended March 31, 2014, there were no material changes to the Company's significant accounting policies from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
3. Investments and Fair Value Measurements
The Company has classified its investments in commercial paper and corporate securities as held-to-maturity and as such, has recorded them at amortized cost. Interest earned on these debt securities is included in “Other (income) expense, net” within the Consolidated Statements of Operations. The gross unrecognized holding gains and losses for the three months ended March 31, 2014 and 2013, respectively, were not material.
The following tables summarize these investments as of March 31, 2014 and December 31, 2013:

			March 31, 2014
Security Type	Maturity from Date of Purchase	Consolidated Balance Sheet Classification	Amortized Cost
			(In thousands)
Commercial Paper	176 to 269 Days	Investments (current)	$6,795
Corporate Securities	229 to 364 Days	Investments (current)	18,882
Corporate Securities	469 to 724 Days	Investments (non-current)	8,508
Total			$34,185

			December 31, 2013
Security Type	Maturity from Date of Purchase	Consolidated Balance Sheet Classification	Amortized Cost
			(In thousands)
Commercial Paper	176 to 269 Days	Investments (current)	$6,791
Corporate Securities	229 to 354 Days	Investments (current)	28,095
Total			$34,886
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

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

•
Level 2:  Fair value measurement of the asset or liability using inputs other than quoted prices that are observable for the applicable asset or liability, either directly or indirectly, such as quoted prices for similar (as opposed to identical) assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

•	Level 3: Fair value measurement of the asset or liability using unobservable inputs that reflect the Company’s own assumptions regarding the applicable asset or liability.
All of the Company's investments that are measured at fair value are Level 1 assets for all periods presented.
The following table summarizes the assets measured at fair value on a recurring basis as of March 31, 2014:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Asset:
Money market funds as cash equivalents	$10,710	$10,710	$—	$—
The following table summarizes those assets measured at fair value on a recurring basis as of December 31, 2013:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Asset:
Money market funds as cash equivalents	$5,031	$5,031	$—	$—
4. Goodwill and Other Intangibles
Goodwill
At March 31, 2014, the Company had $215.9 million of goodwill. Goodwill is assessed for impairment annually as of October 1 or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The goodwill impairment test is based on the Company's single operating segment and reporting unit structure. No goodwill impairment was identified in any of the periods presented.
At March 31, 2014, other intangibles consisted of the following:

	Definite – Lived Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer relationships	$141,973	$(96,296)	$45,677
Developed technology	132,642	(107,087)	25,555
Trade name	14,629	(8,284)	6,345
Non-compete agreements	1,039	(837)	202
Total	$290,283	$(212,504)	$77,779
At December 31, 2013, other intangibles consisted of the following:

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Definite – Lived Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer relationships	$141,973	$(92,750)	$49,223
Developed technology	132,642	(105,096)	27,546
Trade name	14,629	(7,980)	6,649
Non-compete agreements	1,039	(809)	230
Total	$290,283	$(206,635)	$83,648
The Company has not identified indicators of impairment for any of the definite-lived intangible assets through March 31, 2014.
Total intangible amortization expense is classified in each of the operating expense categories as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cost of revenue	$1,989	$1,988
Sales and marketing	3,548	3,547
General and administrative	332	309
Total	$5,869	$5,844
At March 31, 2014, amortization expense on an annual basis for the succeeding five years is as follows:

Amount
(In thousands)
2014 remaining	$17,602
2015	23,470
2016	23,387
2017	11,386
2018	1,249
Thereafter	685
Total	$77,779
5. Fixed Assets
Fixed assets consisted of the following at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
	(In thousands)
Computer equipment and software	$31,057	$30,605
Furniture, fixtures and office equipment	3,199	3,222
Leasehold improvements	7,445	6,884
Total fixed assets	41,701	40,711
Less: Accumulated depreciation and amortization	(28,179)	(26,611)
Fixed assets, net	$13,522	$14,100

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Depreciation expense is classified in each of the operating expense categories as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cost of revenue	$824	$671
Sales and marketing	276	218
General and administrative	273	195
Product development	211	193
Total	$1,584	$1,277

6. Capitalized Software
Capitalized software consisted of the following at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
	(In thousands)
Capitalized software	$102,276	$96,478
Less: Accumulated amortization	(68,705)	(64,137)
Capitalized software, net	$33,571	$32,341
Total amortization expense is classified in each of the operating expense categories as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cost of revenue	$4,379	$3,340
Sales and marketing	48	43
General and administrative	141	171
Total	$4,568	$3,554

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
	(In thousands)
Salaries, commissions and related expenses	$9,011	$15,601
Other accrued expenses	13,062	11,066
Total accrued expenses and other current liabilities	$22,073	$26,667
8. Income Tax
The Company's effective tax rate for the three month period ended March 31, 2014 was 24.01%. This effective tax rate differs from the U.S. Federal statutory tax rate due primarily to stock-based compensation expenses for ("ISOs") and the Company's 2010

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Employee Stock Purchase Plan ("2010 ESPP") that are not tax-deductible, non-deductible executive compensation, foreign income taxes and state and local income taxes, offset by state research and development tax credits and tax benefits from ISO disqualifications.
The Company's effective tax rate for the three month period ended March 31, 2013 was 27.56%. This effective tax rate differs from the U.S. Federal statutory tax rate due primarily to stock-based compensation expenses for ISOs and the Company's 2010 ESPP that are not tax-deductible, foreign income taxes and state and local income taxes, offset by federal and state research and development tax credits and tax benefits from ISO disqualifications.
In 2013, the Company concluded an audit by the U.S. Internal Revenue Service (“IRS”) of its U.S. Federal income tax returns for the years ended December 31, 2006 through 2009. The Company has received Notice of Proposed Adjustments for 2006, 2007 and 2008 from the IRS disallowing $58.3 million of foreign branch losses on the basis that they constitute dual consolidated losses in the U.S. and the IRS is asserting that the Company is not entitled to reasonable cause relief for late election filings. The Company disagrees with the proposed adjustments and has filed an appeal. Management believes that it is more likely than not that the Company's position, with respect to these adjustments, will be sustained.
Unrecognized tax benefits totaled $4.2 million and $3.9 million at March 31, 2014 and December 31, 2013, respectively. Management does not expect that the balance of unrecognized tax benefits will significantly increase or decrease over the next twelve months. If recognized, unrecognized tax benefits of $3.6 million and $3.4 million at March 31, 2014 and December 31, 2013, respectively, would favorably impact the effective income tax rate.
The Company's tax reserves for uncertain tax positions of $4.5 million (including interest and penalties of $0.3 million) are included within “Other long-term liabilities” on the March 31, 2014 Consolidated Balance Sheet.
9. Debt
Long-term debt consisted of the following at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
	(In thousands)
Term Loan Credit Facility	$80,000	$—
Term Loan Credit Facility original issue discount	(787)	—
First Lien Credit Agreement (the “Prior Credit Facility”)	—	74,898
Other financing arrangements	209	315
Less: current portion (Term Loan Credit Facility)	(800)	—
Less: current portion (Other financing arrangements)	(137)	(209)
Total long-term debt	$78,485	$75,004
Based on available market information, the estimated fair value of the Company’s long-term debt was $78.5 million and $75.0 million as of March 31, 2014 and December 31, 2013, respectively. These fair value measurements were determined using Level 2 observable inputs, as defined in Note 3. The estimated fair value of the Company’s other financing arrangements approximates the carrying value at each reporting period.
Term Loan and Revolving Credit Facility
On February 24, 2014, the Company refinanced all the outstanding indebtedness under its Prior Credit Facility with the proceeds of its new Term Loan Credit Facility and Revolving Credit Facility, or collectively, the Credit Facilities. The term loan provides for an $80.0 million, 5-year term loan. The term loan bears interest at LIBOR, with a 2.00% floor plus 5.25% per annum, for an effective interest rate of 7.25%. There is a 0.25% principal payment due on the last day of each quarter, commencing on June 30, 2014, with the balance due in a final installment on February 24, 2019.
The Company's Revolving Credit Facility provides for commitments of up to $10.0 million for general corporate purposes, working capital, certain investments, acquisitions and letters of credit. Revolving loan drawings are subject to a further cap based on the Company’s borrowing base which is equal to 85% of its eligible accounts receivable, minus customary reserves established by the Company’s lender. Revolving loans bear interest at the Eurodollar rate plus 2.50%. In addition, the Company pays a commitment

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

fee in arrears on the first business day of each fiscal quarter of 0.50% on the average daily unused balance under the Revolving Credit Facility. The Revolving Credit Facility matures and the commitments thereunder terminate on the earlier of February 24, 2019 and the date that is six months prior to the maturity date of the Term Loan Credit Facility. Available borrowings under the Revolving Credit Facility are reduced by any outstanding letters of credits issued on behalf of the Company under this facility. As of March 31, 2014, the Company had $0.8 million in outstanding letters of credit issued under its Revolving Credit Facility.
Debt issuance costs of approximately $2.7 million related to the Term Loan Credit Facility were deferred and are being amortized over the term of the loan. At March 31, 2014, unamortized debt issuance costs of $0.5 million and $2.1 million were recorded within "Other current assets" and "Other assets (non-current)," respectively, on the Consolidated Balance Sheet.
Each of the Company's Credit Facilities is secured by liens on substantially all of the Company's assets. The Company's Revolving Credit Facility is secured by a first lien on cash, accounts receivable and certain other liquid collateral and a second lien on other assets. The Company's Term Loan Credit Facility is secured by a second lien on cash, accounts receivable and certain other liquid collateral and a first lien on other assets.
The Credit Facilities include covenants that restrict certain activities by the Company, as well as require the Company to comply with certain financial ratios such as a Consolidated Net Leverage Ratio and a springing Fixed Charge Coverage Ratio, as these terms are defined in the agreements governing the Credit Facilities. The agreements governing the Credit Facilities also contain other affirmative and negative covenants with which the Company is required to comply. The Company was in compliance with these covenants as of March 31, 2014.
Prior Credit Facility
The Prior Credit Facility provided for term loans in the aggregate principal amount of $135.0 million and included a requirement for mandatory prepayments based on annual excess free cash flow. Term loans under the First Lien Credit Agreement, as amended, bore interest at the higher of the Eurodollar Rate (as defined in the credit agreement) or 1.50%, plus 4.50% per annum. At December 31, 2013 the interest rate on the Prior Credit Facility was 6.00%.
Obligations previously covered by the Company's revolving line of credit, which were primarily related to the Company's operating lease agreements for its various office locations, were replaced under a separate cash collateralized facility under which the Company originally provided the bank with $2.5 million and they provided certain of the Company's landlords with separate letters of credit for each location. The cash collateral balance is $2.4 million at March 31, 2014. This facility expires on June 3, 2014 and as such is classified as current restricted cash on the Company's Consolidated Balance Sheet.
10. Employee Stock Plans
Stock-based compensation expense is measured at the grant date, based on the fair value of the award and recognized as expense over the requisite service period, net of an estimated forfeiture rate. The Company maintains several stock-based compensation plans, which are more fully described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
In February 2014, the Company granted 175,000 restricted stock units to its CEO, Ronald Hovsepian, pursuant to the Company's 2010 Equity Incentive Plan. Vesting of this award is based upon the achievement of specified stock performance and service thresholds. The Company performed a Monte-Carlo simulation to calculate the award’s fair value of $1.3 million. During the first quarter of 2014, the Company recognized $0.1 million of stock-based compensation expense related to this award.
Total stock-based compensation expense related to all of the Company’s stock awards was included in operating expense categories, as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cost of revenue	$178	$168
Sales and marketing	365	310
General and administrative	1,478	1,317
Product development	308	321
Total	$2,329	$2,116

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

11. Net Loss per Share
The following table provides the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2014	2013
Numerator:
Net loss (in thousands)	$(5,379)	$(4,555)
Denominator:
Weighted-average shares used to compute basic net loss per share	55,580,116	54,913,773
Effect of potentially dilutive securities:
Options to purchase common stock	—	—
Unvested shares of restricted stock awards	—	—
Unvested shares of restricted stock units	—	—
Weighted-average shares used to compute diluted net loss per share	55,580,116	54,913,773
Net loss per share:
Basic	$(0.10)	$(0.08)
Diluted	$(0.10)	$(0.08)
The following outstanding options to purchase Common Stock, unvested shares under restricted stock awards and unvested shares issuable upon settlement of restricted stock units were excluded from the computation of diluted net loss per share for the periods presented as their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2014	2013
Options to purchase common stock	5,033,698	5,462,504
Unvested shares of restricted stock awards	538,087	584,296
Unvested shares of restricted stock units	1,538,084	1,077,466
12. Related Party Transactions
Affiliates of one of our largest stockholders, TA Associates, L.P., are also customers of the Company. These affiliates made payments to the Company in connection with their purchase of services using the Intralinks platform. Revenue generated from these affiliates of TA Associates, L.P. for the three months ended March 31, 2014 and 2013 totaled $0.1 million and $0.1 million, respectively. Amounts due from affiliates of TA Associates, L.P. at March 31, 2014 were nominal.
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

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Securities Class Action. On December 5, 2011, the Company became aware of a purported class action lawsuit filed in the U.S. District Court for the Southern District of New York (the "SDNY" or the "Court") against the Company and certain of its current and former executive officers. The initial complaint (the "Wallace Complaint") alleges that the defendants made false and misleading statements or omissions about the Company’s business prospects, financial condition and performance in violation of the Securities Exchange Act of 1934, as amended. The plaintiff seeks unspecified compensatory damages for the purported class of purchasers of the Company's common stock during the period from February 17, 2011 through November 10, 2011 (the "Allegation Period"). On December 27, 2011, a second purported class action complaint, which makes substantially the same claims as, and is related to, the Wallace Complaint, was filed in the SDNY against the Company and certain of its current and former executive officers seeking similar unspecified compensatory damages for the Allegation Period. On April 3, 2012, the Court consolidated the actions and appointed Plumbers and Pipefitters National Pension Fund as lead plaintiff, and also appointed lead counsel in the consolidated action ("Consolidated Class Action"). On June 15, 2012, the lead plaintiff filed an amended complaint (“Consolidated Class Action Complaint”), that in addition to the original allegations made in the Wallace Complaint, alleges that the Company, certain of its current and former officers and directors, and the underwriters in Intralinks’ April 6, 2011 stock offering issued a registration statement and prospectus in connection with the offering that contained untrue statements of material fact or omitted material information required to be stated therein in violation of the Securities Act of 1933, as amended. The defendants filed their motions to dismiss on July 31, 2012. On May 8, 2013, the Court issued an opinion dismissing claims based on certain allegations in the complaint, but otherwise denied defendants' motions to dismiss. On June 28, 2013, defendants filed their answers to the Consolidated Class Action Complaint. On October 15, 2013, the Court entered the parties’ pretrial scheduling stipulation. In December 2013, the parties served each other with document requests and discovery is ongoing. On February 18, 2014, lead plaintiff filed its motion for class certification.  Pursuant to an amended scheduling order entered by the Court on April 18, 2014, the defendants’ opposition to class certification is due by June 13, 2014, and lead plaintiff’s reply is due by July 18, 2014. Completion of summary judgment briefing is scheduled for July 13, 2015. The Company believes that these claims are without merit and intends to defend this lawsuit vigorously.
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
Horbal Derivative Action. On April 16, 2012, a shareholder derivative complaint (the "Horbal Action") was filed in the Supreme Court of the State of New York in New York County ("New York State Court") against the Company and certain of its current and former directors and officers. The complaint alleges that the defendants breached their fiduciary duties by causing the Company to issue materially false and misleading statements about the Company's business operations and financial condition during the same Allegation Period alleged in the Consolidated Class Action Complaint. On April 24, 2012, one of the director defendants removed the Horbal Action to the SDNY and, on May 22, 2012, the plaintiff moved to remand the case to New York State Court. On March 11, 2013, the SDNY granted plaintiff's motion to remand, and the case is currently pending in New York State Court. On June 6, 2013, the parties filed a stipulation with the New York State Court agreeing to stay all proceedings in the Horbal Action, including discovery, until ninety days after the SDNY issues a scheduling order in the Consolidated Class Action. On January 13, 2014, the parties filed a stipulation with the New York State Court agreeing to work together on a schedule for defendants’ time to answer, move against or otherwise respond to the complaint or an amended complaint. On May 1, 2014, the parties signed a stipulation, which they plan to file with the New York State Court, agreeing that the plaintiff will file an amended complaint or designate the current complaint as operative within four weeks after the filing of the stipulation. Any response to the complaint or amended complaint will be filed within four weeks after that date. The Company believes the claims in the Horbal Action are without merit and intends to defend this lawsuit vigorously.
Levine Shareholder Demand Letter/Complaint. The Company received a shareholder demand letter, dated May 16, 2013, demanding that the Company's Board take action to remedy alleged breaches of fiduciary duty by current and former directors and officers of the Company. These alleged breaches are based on the same alleged misconduct in the complaints in the Horbal and Consolidated Class Actions. The letter specifically demands that the Company's Board undertake an independent internal investigation into the alleged breaches and commence a civil action against each of the allegedly breaching current and former directors and officers. On June 26, 2013, the Company's Board created a Demand Committee to conduct an investigation into the allegations in the Levine demand letter. On December 13, 2013, the shareholder filed a derivative complaint (the “Levine Action”) in New York State Court against the Company and certain of its current and former directors and officers. The Levine Action alleges that since the Company’s

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Board has not responded substantively to the shareholder’s demand letter in over six months, this has resulted in an improper “functional refusal” of the demand. The Levine Action makes substantially the same claims as, and is related to, the Horbal and Consolidated Class Actions. It alleges, among other things, that the defendants breached their fiduciary duties by making materially false and misleading statements related to the strength of the Company’s business and customer satisfaction. On March 27, 2014, counsel for the Demand Committee sent a letter to shareholder’s counsel stating that, after thorough investigation of the allegations in the demand letter, the Board concluded that taking any or all of the demanded actions would not serve the best interests of the Company and its shareholders, and voted unanimously to reject the demand. The Company believes the claims in the Levine Action are without merit and intends to defend this lawsuit vigorously.

14. Subsequent Event
On April 19, 2014, the Company acquired all of the outstanding shares of docTrackr, Inc., an innovative provider of document security solutions, for $10.0 million in cash. The Company is in the process of completing the purchase price allocation related to this transaction and the acquired assets and assumed liabilities will be recorded by the Company at their estimated fair values.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as well as our reports on Form 8-K and other publicly available information.
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
At our founding in 1996, we introduced cloud-based collaboration for the debt capital markets industry and, shortly thereafter, extended our solutions to merger and acquisition transactions. Today, we service enterprise and governmental agencies across a variety of industries, including financial services, pharmaceutical, manufacturing, biotechnology, consumer, energy, telecommunications, industrial, legal, agriculture, insurance, real estate and technology, which use our solutions for the secure management and online exchange of information within and among organizations. Across all of our principal markets, we help transform a wide range of slow, expensive and information-intensive tasks into streamlined, efficient and real-time business processes.
We deliver our solutions through a multi-tenant SaaS architecture in which a single instance of our software serves all of our customers. We sell our solutions directly through a field team with industry-specific expertise and an inside sales team, and indirectly through a customer referral network and channel partners. During the three months ended March 31, 2014, we generated $59.2 million in revenue, 41.4% of which was derived from sales across 76 countries outside of the United States.
In April 2013, we broadly launched Intralinks VIA, a secure and scalable SaaS solution for enterprise content sharing and collaboration within and beyond the corporate firewall. Designed for business collaboration in a wide variety of markets and industries, Intralinks VIA enables users to sync, share and revoke access or ‘unshare’ files, work efficiently on group projects, and manage content wherever it travels. In addition, in January 2014, we announced the broad availability of Intralinks VIA Enterprise, a new version of our Intralinks VIA product that incorporates advanced capabilities of the Intralinks platform previously available in our Connect product. With Intralinks VIA Enterprise, customers can manage the full life cycle of content, both inside and across the enterprise boundary, from ad hoc creation and editing through structured storage and publication through final archiving and disposal.
Further, in April 2013, we announced the acquisitions of PE-Nexus and MergerID, which we combined in September 2013 to create DealNexus, an online platform for the deal making community that brings together qualified M&A professionals with matching deal criteria and opportunities. The DealNexus platform offers a low-cost and confidential way for deal makers to market deals broadly and then find and engage the best buyers or capital partners.
In April 2014, we announced the acquisition of docTrackr, Inc. and its leading digital rights management technology. With this acquisition, we will be able to offer plug-in free digital rights management across our platform.
Throughout 2013 and continuing into 2014, we are making enhancements and improvements in our infrastructure based on the operational assessments we conducted during 2012; we are continuing a redesign of our sales model, focusing on improving marketing and demand generation, implementing our high-velocity inside sales model and sales specialization in our enterprise sales force; we are following the Agile development methodology; and we are focusing on our program of intellectual property protection and on generating and identifying a significant number of innovations.
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

	Three Months Ended March 31,
	2014	2013
Consolidated Statement of Operations Data:	(In thousands)
Revenue	$59,241	$55,021
Non-GAAP adjusted gross profit	$44,406	$41,611
Non-GAAP adjusted gross margin	75.0%	75.6%
Non-GAAP adjusted operating income	$2,005	$3,685
Non-GAAP adjusted net income	$694	$1,037
Non-GAAP adjusted EBITDA	$8,157	$8,516
Non-GAAP adjusted EBITDA margin	13.8%	15.5%
Consolidated Statement of Cash Flows Data:
Net cash (used in) provided by operating activities	$(3,138)	$7,931
Free cash flow	$(9,501)	$761
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
Management defines its non-GAAP financial measures as follows:

•	Non-GAAP adjusted gross profit represents the corresponding GAAP measure adjusted to exclude, if applicable: (1) amortization of intangible assets and (2) stock-based compensation expense.

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
Management believes that these non-GAAP financial measures, when viewed with our results under U.S. GAAP and the accompanying reconciliations, provide useful information about our period-over-period growth and provide additional information that is useful for evaluating our operating performance. In addition, free cash flow provides management with useful information for managing the cash needs of our business. Management also believes that these non-GAAP financial measures provide a more meaningful comparison of our operating results against those of other companies in our industry, as well as on a period-over-period basis, because these measures exclude items that are not representative of our operating performance, such as amortization of intangible assets and interest expense. Management believes that including these costs in our results of operations results in a lack of comparability between our operating results and those of our peers in the industry, the majority of which are not highly leveraged and do not have comparable amortization expense related to intangible assets. However, non-GAAP adjusted gross profit, non-GAAP adjusted operating income, non-GAAP adjusted net income, non-GAAP adjusted EBITDA and free cash flow are not measures of financial performance under U.S. GAAP and, accordingly, should not be considered as substitutes for or superior to gross profit, loss from operations, net loss and net cash provided by operating activities as indicators of operating performance.
The table below provides reconciliations of U.S. GAAP financial measures to the non-GAAP financial measures discussed above:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Gross profit	$42,239	$39,455
Gross margin	71.3%	71.7%
Cost of revenue – amortization of intangible assets	1,989	1,988
Cost of revenue – stock-based compensation expense	178	168
Non-GAAP adjusted gross profit	$44,406	$41,611
Non-GAAP adjusted gross margin	75.0%	75.6%
Loss from operations	$(6,193)	$(4,275)
Amortization of intangible assets	5,869	5,844
Stock-based compensation expense	2,329	2,116
Non-GAAP adjusted operating income	$2,005	$3,685
Net loss before income tax	$(7,078)	$(6,288)
Amortization of intangible assets	5,869	5,844
Stock-based compensation expense	2,329	2,116
Non-GAAP adjusted net income before tax	1,120	1,672
Non-GAAP income tax expense	426	635
Non-GAAP adjusted net income	$694	$1,037
Net loss	$(5,379)	$(4,555)
Depreciation and amortization	6,152	4,831
Amortization of intangible assets	5,869	5,844
Stock-based compensation expense	2,329	2,116
Interest expense	960	1,122
Amortization of debt issuance costs	116	112
Other (income) expense, net	(191)	779
Income tax benefit	(1,699)	(1,733)
Non-GAAP adjusted EBITDA	$8,157	$8,516
Non-GAAP adjusted EBITDA margin	13.8%	15.5%
Net cash (used in) provided by operating activities	$(3,138)	$7,931
Capitalized software development costs	(4,939)	(5,356)
Capital expenditures	(1,424)	(1,814)
Free cash flow	$(9,501)	$761
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
Among the estimates we review are those related to the determination of the fair value of equity-based awards, including estimated forfeitures of such awards, the fair value of our single reporting unit, valuation of intangible assets (and their related useful lives), fair value of financial instruments, certain components of the income tax provisions, including valuation allowances on deferred tax assets, accruals for certain compensation expenses, allowances for doubtful accounts and reserves for customer credits. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from those estimates under different assumptions or conditions. Our financial results could be materially different if other methodologies were used or if management modified its assumptions.
During the three months ended March 31, 2014, there were no material changes to our significant accounting policies from those included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Revenue Recognition
We derive revenue principally through fixed commitment contracts under which we provide customers various services, including access to our cloud-based Intralinks Platform, which includes our Intralinks exchanges and our Intralinks VIA work streams, as well as the related customer support and other services.
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
In the normal course of business we may agree to sales concessions with our customers. We maintain an allowance to reserve for potential credits issued to customers based on historical patterns of actual credits issued. Expenses associated with maintaining this reserve are recorded as a reduction to revenue.
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
Goodwill — At March 31, 2014, we had $215.9 million of goodwill. Goodwill is assessed for impairment annually as of October 1 or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The goodwill impairment test is based on our single operating segment and reporting unit structure. No goodwill impairment was identified in any of the periods presented.
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

Results of Operations
The following table sets forth Consolidated Statements of Operations data as a percentage of total revenues.

	Three Months Ended March 31,
	2014	2013
Revenue	100.0%	100.0%
Cost of revenue	28.7%	28.3%
Gross profit	71.3%	71.7%
Operating expenses:
Sales and marketing	44.1%	45.3%
General and administrative	28.4%	25.7%
Product development	9.2%	8.5%
Total operating expenses	81.8%	79.5%
Loss from operations	(10.5)%	(7.8)%
Interest expense	1.6%	2.0%
Amortization of debt issuance costs	0.2%	0.2%
Other (income) expense, net	(0.3)%	1.4%
Net loss before income tax	(11.9)%	(11.4)%
Income tax benefit	(2.9)%	(3.1)%
Net loss	(9.1)%	(8.3)%
Comparison of the Three Months Ended March 31, 2014 and 2013
Revenue
Total revenue was $59.2 million for the three months ended March 31, 2014, up $4.2 million or 7.7% from $55.0 million for the three months ended March 31, 2013, primarily due to a 22.0% increase in M&A revenue.

					% Revenue
	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended March 31,
	2014	2013			2014	2013
	(In thousands)
M&A	$29,648	$24,306	$5,342	22.0%	50.0%	44.2%
Enterprise	22,543	23,937	(1,394)	(5.8)%	38.1%	43.5%
DCM	7,050	6,778	272	4.0%	11.9%	12.3%
Total revenue	$59,241	$55,021	$4,220	7.7%	100%	100%
M&A — The results for the three months ended March 31, 2014 reflect an increase in M&A revenue of $5.3 million, or 22.0%, as compared to the three months ended March 31, 2013. The increase in M&A revenue reflects a higher volume of strategic business transactions, which led to market share gains in each of the geographic regions in which we operate.
Enterprise — The results for the three months ended March 31, 2014 reflect a decrease in Enterprise revenue of $1.4 million, or 5.8%, as compared to the three months ended March 31, 2013, due primarily to the continued repositioning of our Enterprise offerings.
DCM — The results for the three months ended March 31, 2014 reflect an increase in DCM revenue of $0.3 million, or 4.0%, as compared to the three months ended March 31, 2013. The increase in DCM revenue primarily reflects a higher volume of loan syndication transactions during the first quarter of 2014.
We believe our revenue growth will be driven, barring unforeseen circumstances, by our ongoing investments in our platform and in enhanced service offerings such as our Intralinks VIA offering, by improving our mid-market M&A advisory firm coverage, by expanding our focus on underrepresented geographies and by increasing our overall market share in our strategic transactions business. We believe that our continued investments in our platform, services and operational infrastructure will allow us to serve a greater number of clients more efficiently, including those with larger-scale requirements.

Cost of Revenue and Gross Profit

	Three Months Ended March 31,		Increase	% Increase
	2014	2013
	(In thousands)
Cost of revenue	$17,002	$15,566	$1,436	9.2%
Gross profit	$42,239	$39,455	2,784	7.1%
Gross margin	71.3%	71.7%	(0.4)%
Cost of revenue for the three months ended March 31, 2014 increased $1.4 million, or 9.2%, as compared to the three months ended March 31, 2013, largely due to a $1.0 million increase in amortization of capitalized software related to the enhancement of our service offerings, as well as an increase in employee related expenses of $0.4 million primarily due to higher salaries for our client services personnel. Gross margin decreased 0.4% due to an increase in cost of revenue of $1.4 million partially offset by an increase in revenue of $4.2 million primarily due to the growth in M&A revenue.
Operating Expenses
Total operating expenses for the three months ended March 31, 2014 increased by $4.7 million, or 10.8%, as compared to the three months ended March 31, 2013.

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2014	2013
	(In thousands)
Sales and marketing	$26,119	$24,914	$1,205	4.8%
General and administrative	16,848	14,138	2,710	19.2%
Product development	5,465	4,678	787	16.8%
Total operating expenses	$48,432	$43,730	$4,702	10.8%
Sales and Marketing — The results for the three months ended March 31, 2014 reflect an increase in sales and marketing expense of $1.2 million, or 4.8%, as compared to the three months ended March 31, 2013, driven by (i) increases in salaries, commission and related expense of $1.0 million primarily from increased headcount and (ii) increased travel and entertainment expenses of $0.5 million primarily related to the timing of our annual sales conference which took place in the first quarter of 2014 as opposed to the third quarter of 2013. These increases were partially offset by a decrease in marketing expense of $0.3 million, primarily due to the launch of Intralinks VIA and our new corporate branding in the first quarter of 2013.
General and Administrative — The results for the three months ended March 31, 2014 reflect an increase in general and administrative expense of $2.7 million, or 19.2%, as compared to the three months ended March 31, 2013, driven by increases in (i) professional fees of $1.0 million due, in part, to transaction costs associated with the acquisition of docTrackr and other strategic initiatives; (ii) employee compensation related expense of $0.7 million, primarily due to an increase in salaries as a result of increased headcount and an increase in stock-based compensation expense due to an increase in equity awards granted to key employees; and (iii) software maintenance and licensing fees of $0.5 million in support of enhancements to our IT infrastructure.
Product Development — The results for the three months ended March 31, 2014 reflect an increase in product development expense of $0.8 million, or 16.8%, as compared to the three months ended March 31, 2013, driven by a lesser percentage of product development costs being capitalized in 2014 primarily due to the launch of Intralinks VIA in 2013, which incurred a significant amount of capitalizable development costs in the prior year.
Total product development costs are comprised of both capitalized software and product development expense.

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2014	2013
	(In thousands)
Capitalized software	$5,798	$5,356	$442	8.3%
Product development expense	5,465	4,678	787	16.8%
Total product development costs	$11,263	$10,034	$1,229	12.2%
The increase in total product development costs of $1.2 million, or 12.2%, is largely due to an increase in consulting fees due to the continued development of our Intralinks platform.

Non-Operating Expenses

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2014	2013
	(In thousands)
Interest expense	$960	$1,122	$(162)	(14.4)%
Amortization of debt issuance costs	$116	$112	$4	3.6%
Other (income) expense, net	$(191)	$779	$970	124.5%
Interest Expense — Interest expense for the three months ended March 31, 2014 decreased by $0.2 million, or 14.4% as compared to the three months ended March 31, 2013. Excluding capitalized interest of $0.4 million in 2014, interest expense increased $0.2 million or 18.3%, due to higher average debt balance outstanding and a higher interest rate related to the refinancing of our credit facility in February 2014.
Other (Income) Expense, Net — Other (income) expense, net for the three months ended March 31, 2014 and March 31, 2013 primarily related to foreign currency transaction (gains) and losses, respectively.
Income Tax Benefit
Our effective tax rates for the three months ended March 31, 2014 and 2013 of 24.01% and 27.56%, respectively, differ from the U.S Federal statutory tax rate primarily due to stock-based compensation expenses for incentive stock options (“ISOs”) and our employee stock purchase plan (“ESPP”), which are not tax-deductible, as well as foreign income taxes and state and local income taxes, partially offset by research and development tax credits and tax benefits from ISO disqualifications.
Cash Flows

	March 31,
	2014	2013
	(In thousands)
Cash and cash equivalents	$41,609	$40,793

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Net cash (used in) provided by operating activities	$(3,138)	$7,931
Net cash used in investing activities	(7,354)	(10,388)
Net cash provided by (used in) financing activities	1,311	(440)
Effect of foreign exchange rate changes on cash and cash equivalents	250	(108)
Net decrease in cash and cash equivalents	$(8,931)	$(3,005)
Operating Activities
Net cash used in operating activities during the three months ended March 31, 2014 was $3.1 million, as a result of a net decrease in our operating assets and liabilities of $9.7 million, partially offset by $6.6 million in cash generated from results of operations, after adjusting for non-cash items. The net decrease in operating assets and liabilities consisted primarily of: (i) a decrease of $4.4 million in accrued expenses and other liabilities primarily related to payment of bonus and commissions related to 2013, (ii) an increase of $4.6 million in accounts receivable related, in part, to increased billings and (iii) a decrease of $2.3 million in accounts payable due to the timing of payments, partially offset by (iv) an increase of $1.2 million in deferred revenue. Additionally, net cash provided by operating activities during the three months ended March 31, 2014 consisted of a net loss of $5.4 million plus adjustments for non-cash items including (a) depreciation and amortization of $6.2 million, (b) amortization of intangible assets of $5.9 million and (c) stock-based compensation expense of $2.3 million, partially offset by (d) a reduction in net deferred tax liability of $3.1 million.

Net cash provided by operating activities during the three months ended March 31, 2013 was $7.9 million, as a result of $5.9 million in cash generated from results of operations, after adjusting for non-cash items, and a net increase in our operating assets and liabilities of $2.0 million. The net increase in operating assets and liabilities primarily consisted of: (i) an increase of $6.1 million of accounts payable due to the timing of payments and (ii) a $1.2 million increase in deferred revenue, partially offset by (a) a decrease of $4.1 million in accrued expenses and other liabilities primarily driven by bonus, commissions and severance payments related to 2012, and (b) an increase of $1.1 million in accounts receivable. Additionally, net cash provided by operating activities during the three months ended March 31, 2013 consisted of a net loss of $4.6 million plus adjustments for non-cash items including (a) amortization of intangible assets of $5.8 million, (b) depreciation and amortization of $4.8 million, (c) stock-based compensation expense of $2.1 million, partially offset by (d) a reduction in net deferred tax liability of $3.0 million.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2014 and 2013 was $7.4 million and $10.4 million, respectively. During the three months ended March 31, 2014 and 2013, purchases of investments of $15.5 million and $10.1 million, respectively, consisted of corporate securities and commercial paper and maturities of investments of $16.0 million and $7.5 million, respectively. During the three months ended March 31, 2014, we purchased a minority interest in a privately held company for $1.5 million which was accounted for under the cost method. Cash used in investing activities related to capital expenditures for infrastructure during the three months ended March 31, 2014 and 2013 was $1.4 million and $1.8 million, respectively.
Investments in capitalized software development costs for the three months ended March 31, 2014 and 2013 were $4.9 million and $5.4 million, respectively. We anticipate capital expenditures and investments in our software development may increase in future periods, in line with our growth strategy.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2014 of $1.3 million includes $79.2 million in net proceeds related to the Term Loan Credit Facility of which $74.9 million was used to refinance all the outstanding indebtedness under our Prior Credit Facility and $2.7 million was used to pay debt issuance costs related to the Term Loan Credit Facility.
Net cash used in financing activities for the three months ended March 31, 2013 of $0.4 million includes $0.3 million of repayments of outstanding finance arrangements, $0.2 million of payments on long-term debt, primarily offset by $0.1 million of proceeds from exercise of stock options and issuance of common stock, net of withholding taxes.
Cash paid for interest, net of capitalized interest during the three months ended March 31, 2014 and 2013 was $0.4 million and $1.1 million, respectively.
Covenants
The borrowings under the Term Loan Credit Facility and the Revolving Credit Facility (collectively, the "Credit Facilities") that we entered into on February 24, 2014 are subject to certain affirmative and negative covenants, both financial and non-financial. These covenants include the timely submission of unqualified audited financial statements to the lender, as well as customary restrictions on certain activities, including the following, which are subject to lender approval, with certain exceptions:

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

The Revolving Credit Facility includes a springing Fixed Charge Coverage Ratio (as defined in the Revolving Credit Facility), which we must comply with any time our cash and cash equivalents held in deposit or securities accounts subject to a lien in favor of our revolving loan lenders falls below $10.0 million or if an Event of Default (as defined in the Revolving Credit Facility) occurs (in either case, a “Fixed Charge Coverage Trigger Event”). The Fixed Charge Coverage Ratio is tested as of the last day of the fiscal quarter preceding the Fixed Charge Coverage Trigger Event and as of the last day of each subsequent fiscal quarter during the Fixed Charge Coverage Compliance Period (as defined in the Revolving Credit Facility). The Fixed Charge Coverage Ratio must be greater than or equal to 1.05 to 1 as of the last day of each fiscal quarter through March 31, 2015 and greater than or equal to 1.10 to 1 as of the last day of each fiscal quarter ending thereafter through the maturity date.
We were in compliance with all of our financial and non-financial covenants as of March 31, 2014. The agreements governing our credit facilities also contain customary events of default, including, but not limited to, cross-defaults among these agreements. Although we currently expect to remain in compliance with these existing covenants, any breach of these covenants or a change in control could result in a default, and subsequent cross-defaults, under our credit agreements, which could cause all of the outstanding indebtedness to become immediately due and payable and terminate all commitments from our lenders to extend further credit.
Liquidity and Capital Resources
We currently use the net cash generated from operations to fund our working capital needs and our capital expenditure requirements. At March 31, 2014, we had $41.6 million in cash and cash equivalents, $34.2 million in investments, and $42.7 million in accounts receivable, net of allowance for doubtful accounts and credit reserve. We believe that we have sufficient cash resources to continue operations for at least the next 12 to 24 months.
If the credit markets were to experience a period of disruption, as has happened in the past, it could adversely affect our access to financing, as well as our revenue growth (due to our customer base in the DCM and M&A markets). Additionally, if the national or global economy or credit market conditions in general were to deteriorate, it is possible that those changes could adversely affect our credit ratings, which, among other things, could have a material adverse effect on our ability to obtain external financing or to refinance our existing indebtedness.
Our corporate credit ratings and rating agency outlooks as of March 31, 2014 are summarized in the table below.

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
Contractual Obligations and Commitments
The following table sets forth, as of March 31, 2014, certain significant cash obligations that will affect our future liquidity:

	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 years
	(In thousands)
Long-term debt, including current portion	$80,209	$937	$1,672	$77,600	$—
Interest on long-term debt	29,445	6,564	11,808	11,073	—
Operating leases	46,425	6,205	11,238	9,931	19,051
Third-party hosting commitments	6,927	3,839	3,088	—	—
Other contractual commitments (including interest)	226	151	75	—	—
Total	$163,232	$17,696	$27,881	$98,604	$19,051
Long-Term Debt and Interest on Long-Term Debt
Interest on long-term debt consists of interest payments on the Term Loan Credit Facility through its maturity date, February 24, 2019, based on the amount of debt outstanding and the March 31, 2014 interest rate of 7.25%, representing a 2.00% floor, plus a 5.25% spread.

Other Financing Arrangements
In June 2011, we entered into a financing arrangement in the amount of $1.2 million for third-party software, including financing costs of $0.1 million to be repaid over a 50 month period ending in July 2015. In December 2011, we entered into a second financing arrangement for licensing and support of internal systems in the amount of $0.2 million that was repaid over a 25 month period that ended in January 2014.
Operating Leases and Third-party Hosting Commitments
Our principal executive office in New York, New York occupies 43,304 square feet that is subject to a lease agreement that expires in July 2021. In addition, we have a facility in Charlestown, Massachusetts that occupies 36,557 square feet under a lease that expires in December 2015. Further, in March 2014, we entered into a lease for 51,325 square feet of office space in Waltham, Massachusetts. The term of this lease is expected to commence in July 2014 and continue until it expires in October 2024.
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
Uncertain Tax Positions
Our tax reserves for uncertain tax positions of $4.5 million (including interest and penalties of $0.3 million) are included within “Other long-term liabilities” on our Consolidated Balance Sheet as of March 31, 2014.
Unrecognized tax benefits totaled $4.2 million and $3.9 million at March 31, 2014 and December 31, 2013, respectively. We do not expect that the balance of unrecognized tax benefits will significantly increase or decrease over the next twelve months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities beyond the next twelve months, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity.
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
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting our company, see Item 7A: "Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Our exposure to related market risk has not materially changed from that disclosed in our Annual Report.
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

PART II - OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
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
Securities Class Action. On December 5, 2011, we became aware of a purported class action lawsuit filed in the U.S. District Court for the Southern District of New York, or the SDNY or the Court, against us and certain of our current and former executive officers. The complaint, or the Wallace Complaint, alleges that the defendants made false and misleading statements or omissions about our business prospects, financial condition and performance in violation of the Securities Exchange Act of 1934, as amended. The plaintiff seeks unspecified compensatory damages for the purported class of purchasers of our common stock during the period from February 17, 2011 through November 10, 2011, or the Allegation Period. On December 27, 2011, a second purported class action complaint, which makes substantially the same claims as, and is related to, the Wallace Complaint, was filed in the SDNY against us and certain of our current and former executive officers seeking similar unspecified compensatory damages for the Allegation Period. On April 3, 2012, the Court consolidated the actions and appointed Plumbers and Pipefitters National Pension Fund as lead plaintiff, and also appointed lead counsel in the consolidated action, or the Consolidated Class Action. On June 15, 2012, the lead plaintiff filed an amended complaint that, in addition to the original allegations made in the Wallace Complaint, alleges that we, certain of our current and former officers and directors, and the underwriters in our April 6, 2011 stock offering issued a registration statement and prospectus in connection with the offering that contained untrue statements of material fact or omitted material information required to be stated therein in violation of the Securities Act of 1933, as amended. The defendants filed motions to dismiss the action on July 31, 2012. On May 8, 2013, the Court issued an opinion dismissing claims based on certain allegations in the complaint, but otherwise denied defendants’ motions to dismiss. On June 28, 2013, defendants filed their answers to the Consolidated Class Action Complaint. On October 15, 2013, the Court entered the parties’ pretrial scheduling stipulation. In December 2013, the parties served each other with document requests and discovery is ongoing. On February 18, 2014, lead plaintiff filed its motion for class certification.  Pursuant to an amended scheduling order entered by the Court on April 18, 2014, the defendants’ opposition to class certification is due by June 13, 2014, and lead plaintiff’s reply is due by July 18, 2014. Completion of summary judgment briefing is scheduled for July 13, 2015. We believe that these claims are without merit and intend to defend these lawsuits vigorously.
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
Horbal Derivative Action. On April 16, 2012, a shareholder derivative complaint, or the Horbal Action, was filed in the Supreme Court of the State of New York in New York County, or the New York State Court, against us and certain of our current and former directors and officers. The complaint alleges that the defendants breached their fiduciary duties by causing us to issue materially false and misleading statements about our business operations and financial condition during the same Allegation Period alleged in the Consolidated Class Action Complaint. On April 24, 2012, one of the director defendants removed the Horbal Action to the SDNY and, on May 22, 2012, the plaintiff moved to remand the case to New York State Court. On March 11, 2013, the SDNY granted plaintiff's motion to remand, and the case is currently pending in New York State Court. On June 6, 2013, the parties filed a stipulation with the New York State Court agreeing to stay all proceedings in the Horbal Action, including discovery, until ninety days after the SDNY issues a scheduling order in the Consolidated Class Action. On January 13, 2014, the parties filed a stipulation with the New York State Court agreeing to work together on a schedule for defendants’ time to answer, move against or otherwise respond to the complaint or an amended complaint. On May 1, 2014, the parties signed a stipulation, which they plan to file with the New York State Court, agreeing that the plaintiff will file an amended complaint or designate the current complaint as operative within four weeks after filing of the stipulation. Any response to the complaint or amended complaint will be filed within four weeks after that date. We believe the claims in the Horbal Action are without merit and intend to defend this lawsuit vigorously.
Levine Shareholder Demand Letter/Complaint. We received a shareholder demand letter, dated May 16, 2013, demanding that our board of directors, or the Board, take action to remedy alleged breaches of fiduciary duty by current and former directors and officers. These alleged breaches are based on the same alleged misconduct in the complaints in the Horbal and Consolidated Class Actions. The letter specifically demands that our Board undertake an independent internal investigation into the alleged breaches and commence a civil action against each of the allegedly breaching current and former directors and officers. On June 26, 2013, our Board created a Demand Committee to conduct an investigation into the allegations in the Levine demand letter. On December 13, 2013, the shareholder filed a derivative complaint, or the Levine Action, in New York State Court against us and certain of our current and former directors and officers. The Levine Action alleges that since our Board has not responded substantively to the shareholder’s demand letter in over six months, this has resulted in an improper “functional refusal” of the demand. The Levine Action makes substantially the same claims as, and is related to, the Horbal and Consolidated Class Actions. It alleges, among other things, that the defendants breached their fiduciary duties by making materially false and misleading statements related to the strength of our business and customer satisfaction. On March 27, 2014, counsel for the Demand Committee sent a letter to shareholder’s counsel stating that, after thorough investigation of the allegations in the demand letter, our Board concluded that taking any or all of the demanded actions would not serve the best interests of our Company and shareholders, and voted unanimously to reject the demand. We believe the claims in the Levine Action are without merit and intend to defend this lawsuit vigorously.
ITEM 1A: RISK FACTORS
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which could materially affect our business, financial condition or future results. There are no material changes to the risk factors described in our Annual Report.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5: OTHER INFORMATION
None.
ITEM 6: EXHIBITS
(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
10.1
Lease Agreement, executed as of March 11, 2014 and dated as of March 3, 2014, by and between 404 Wyman LLC, as landlord, and Intralinks Holdings, Inc., as tenant (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 13, 2014).

10.2*^	Employment Agreement, dated as of March 30, 2012, by and between Intralinks Holdings, Inc. and Jose Almandoz.
31.1 *	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Calculation Linkbase Document
101.LAB+	XBRL Taxonomy Label Linkbase Document
101.PRE+	XBRL Taxonomy Presentation Linkbase Document
101.DEF+	XBRL Taxonomy Definitions Linkbase Document

* Filed herewith.

^	Indicates a management contract or compensation plan, contract or arrangement.
+ Attached as Exhibits 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the three months ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

INTRALINKS HOLDINGS, INC.
By: /s/ Ronald W. Hovsepian
Date: May 9, 2014	Ronald W. Hovsepian President and Chief Executive Officer

By: /s/ Derek Irwin
Date: May 9, 2014	Derek Irwin Chief Financial Officer