Form 10-Q
period 2014-06-30
IntraLinks Holdings, Inc.
filed 2014-08-08
CIK 1488075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding at August 1, 2014
Common Stock, par value $0.001 per share	56,546,620

INTRALINKS HOLDINGS, INC
QUARTERLY REPORT ON FORM 10-Q
For the quarter ended June 30, 2014

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

PART I - FINANCIAL INFORMATION
ITEM 1: Financial Statements
INTRALINKS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$37,581	$50,540
Investments	18,070	34,886
Accounts receivable, net of allowances of $3,293 and $3,152, respectively	41,210	38,322
Deferred taxes	12,182	12,148
Prepaid expenses	6,244	6,036
Restricted cash	—	2,442
Other current assets	3,966	4,576
Total current assets	119,253	148,950
Investments	16,850	—
Fixed assets, net	15,380	14,100
Capitalized software, net	36,860	32,341
Goodwill	224,383	215,869
Other intangibles, net	74,032	83,648
Other assets	4,873	1,054
Total assets	$491,631	$495,962
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,187	$11,052
Current portion of long-term debt	937	209
Deferred revenue	46,107	44,651
Accrued expenses and other current liabilities	25,770	26,667
Total current liabilities	85,001	82,579
Long-term debt	78,290	75,004
Deferred taxes	11,400	16,989
Other long-term liabilities	6,281	5,289
Total liabilities	180,972	179,861
Commitments and contingencies (Note 13)
Stockholders' equity:
Undesignated Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common Stock, $0.001 par value; 300,000,000 shares authorized; 56,435,515 and 56,054,484 shares issued and outstanding, respectively	56	56
Additional paid-in capital	434,687	429,549
Accumulated deficit	(123,766)	(112,714)
Accumulated other comprehensive loss	(318)	(790)
Total stockholders' equity	310,659	316,101
Total liabilities and stockholders' equity	$491,631	$495,962

 The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share Data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$63,557	$57,742	$122,798	$112,763
Cost of revenue	17,083	16,223	34,085	31,790
Gross profit	46,474	41,519	88,713	80,973
Operating expenses:
Sales and marketing	29,872	27,275	55,991	52,188
General and administrative	18,105	13,719	34,953	27,857
Product development	5,460	4,680	10,925	9,358
Total operating expenses	53,437	45,674	101,869	89,403
Loss from operations	(6,963)	(4,155)	(13,156)	(8,430)
Interest expense	1,005	1,152	1,965	2,274
Amortization of debt issuance costs	177	104	293	216
Other (income) expense, net	(18)	189	(209)	968
Net loss before income tax	(8,127)	(5,600)	(15,205)	(11,888)
Income tax benefit	(2,454)	(1,242)	(4,153)	(2,975)
Net loss	$(5,673)	$(4,358)	$(11,052)	$(8,913)
Net loss per common share
Basic	$(0.10)	$(0.08)	$(0.20)	$(0.16)
Diluted	$(0.10)	$(0.08)	$(0.20)	$(0.16)
Weighted average number of shares
Basic	55,812,187	55,018,219	55,696,792	54,966,284
Diluted	55,812,187	55,018,219	55,696,792	54,966,284

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(5,673)	$(4,358)	$(11,052)	$(8,913)
Foreign currency translation adjustment, net of tax	246	(386)	472	(448)
Total other comprehensive loss, net of tax	246	(386)	472	(448)
Comprehensive loss	$(5,427)	$(4,744)	$(10,580)	$(9,361)

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(11,052)	$(8,913)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,234	9,852
Amortization of intangible assets	11,814	11,811
Stock-based compensation expense	4,897	4,128
Deferred income tax benefit	(6,262)	(4,840)
Other, net	1,951	1,427
Changes in operating assets and liabilities:
Accounts receivable	(3,974)	(1,875)
Prepaid expenses and other assets	703	(2,751)
Accounts payable	1,378	7,595
Accrued expenses and other liabilities	(2,014)	(511)
Deferred revenue	1,212	3,834
Net cash provided by operating activities	10,887	19,757
Cash flows from investing activities:
Capitalized software development costs	(13,102)	(10,836)
Capital expenditures	(4,443)	(3,289)
Purchases of investments	(24,866)	(24,990)
Maturities of investments	24,490	22,446
Purchase of a cost method investment	(1,499)	—
Acquisitions, net of cash acquired	(8,632)	(602)
Restricted cash	2,443	(2,464)
Net cash used in investing activities	(25,609)	(19,735)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	79,200	—
Payments on long-term debt	(75,098)	(410)
Payments of outstanding financing arrangements	(224)	(556)
Deferred financing costs	(2,704)	—
Exercise of stock options and issuance of common stock, net of withholding taxes	240	131
Other	(188)	—
Net cash provided by (used in) financing activities	1,226	(835)
Effect of foreign exchange rate changes on cash and cash equivalents	537	(509)
Net decrease in cash and cash equivalents	(12,959)	(1,322)
Cash and cash equivalents at beginning of period	50,540	43,798
Cash and cash equivalents at end of period	$37,581	$42,476

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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of the Company's consolidated financial condition, results of operations and changes in cash flows for the interim periods presented. The Company’s historical results are not necessarily indicative of future operating results and the results for the six months ended June 30, 2014 are not necessarily indicative of results to be expected for the full year or for any other period.
Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.
2. Summary of Significant Accounting Policies
Principles of Consolidation - The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, prepared in conformity with U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation.
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
Revenue Recognition - The Company derives revenue principally through fixed commitment contracts under which the Company provides customers various services, including access to the cloud-based Intralinks Platform, which includes the Company's Intralinks exchanges and Intralinks VIA, as well as the related customer support and other services. The Company's customers do not have a contractual right, or the ability, to take possession of the Intralinks software at any time during the hosting period, or contract with an unrelated third party to host the Intralinks software. Therefore, revenue recognition for the Company's services is not accounted for under specific guidance of the Financial Accounting Standards Board ("FASB") on software revenue recognition. The Company recognizes revenue for its services ratably over the contracted service period, provided that there is persuasive evidence of an arrangement, the service has been provided to the customer, collection is reasonably assured, the amount of fees to be paid by the customer is fixed or determinable, and the Company has no significant remaining obligation at the completion of the contracted term. In circumstances where the Company has a significant remaining obligation after completion of the initial contract term, revenue is recognized ratably over the extended service period. The Company's contracts do not contain general rights of return.
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
Additionally, certain of the Company's customer contracts contain provisions for set-up, implementation and other professional services relating to the customer's use of the Intralinks Platform. The Company believes that these set-up, implementation and other professional services provide value to the customer over the entire period that the exchange is active, including renewal periods, and therefore the revenue related to these set-up types of services are recognized over the longer of the contract term or the estimated relationship life which generally ranged from two to four years. The Company will continue to evaluate the length of the amortization period of the revenue related to set up, implementation and other professional service fees to determine if a change in estimate is warranted in future periods.
During the six months ended June 30, 2014, there were no material changes to the Company's significant accounting policies from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Recent Accounting Pronouncements
In May 2014, the FASB issued new accounting guidance on revenue from contracts with customers which outlines a single comprehensive model for entities to use in accounting for revenue. Under the guidance, which supersedes current revenue recognition guidance, revenue is recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard is effective for public entities with annual and interim reporting periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. The Company is currently evaluating implementation methods and the effect that implementation of this standard will have on the Company’s Consolidated Financial Statements upon adoption.
3. Investments and Fair Value Measurements
The Company has classified its investments in commercial paper and corporate securities as held-to-maturity and as such, has recorded them at amortized cost. Interest earned on these debt securities is included in “Other (income) expense, net” within the Consolidated Statements of Operations. The gross unrecognized holding gains and losses for the three and six months ended June 30, 2014 and 2013, respectively, were not material.
The following tables summarize these investments as of June 30, 2014 and December 31, 2013:

			June 30, 2014
Security Type	Remaining Maturity	Consolidated Balance Sheet Classification	Amortized Cost
			(In thousands)
Commercial Paper	76 Days	Investments (current)	$1,379
Corporate Securities	45 to 363 Days	Investments (current)	16,691
Corporate Securities	379 to 685 Days	Investments (non-current)	16,850
Total			$34,920

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

			December 31, 2013
Security Type	Remaining Maturity	Consolidated Balance Sheet Classification	Amortized Cost
			(In thousands)
Commercial Paper	100 to 257 Days	Investments (current)	$6,791
Corporate Securities	6 to 302 Days	Investments (current)	28,095
Total			$34,886
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

•	Level 3: Fair value measurement of the asset or liability using unobservable inputs that reflect the Company’s own assumptions regarding the applicable asset or liability.
The following table summarizes the assets measured at fair value on a recurring basis as of June 30, 2014:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Asset:
Money market funds as cash equivalents	$10,081	$10,081	$—	$—
The following table summarizes those assets measured at fair value on a recurring basis as of December 31, 2013:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Asset:
Money market funds as cash equivalents	$5,031	$5,031	$—	$—
The Company's non-financial assets, which include goodwill, intangible assets, fixed assets, capitalized software, and cost method investment, are adjusted to fair value only when an impairment charge is recognized. These fair value measurements are based predominantly on Level 3 inputs.
At June 30, 2014, the carrying value of the Company's investment accounted for under the cost method totaled $1.5 million and is included in "Other assets" on the Company's Consolidated Balance Sheet. The Company evaluates its cost method investment for impairment on a quarterly basis and recognizes an impairment loss if a decline in value is determined to be other-than-temporary. If the Company has not identified events or changes in circumstances that may have a significant adverse effect on the fair value of its cost method investment, then the fair value of its cost method investment is not estimated, as it would be impracticable to do so.
4. Goodwill and Other Intangibles
Acquisitions
On April 23, 2014, the Company acquired all of the outstanding shares of docTrackr, Inc, an innovative provider of document security solutions, for a total consideration of $10.5 million in cash, of which, $1.5 million is subject to a holdback to cover any

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

post-closing indemnification claims by the Company. The holdback is scheduled to be released in two installments of $0.5 million and $1.0 million in each case, less any amounts paid or reserved for outstanding indemnity claims on the 12-month and 18-month anniversaries of the date of acquisition, respectively. This transaction was accounted for as a business combination under the acquisition method. Assets acquired and liabilities assumed were recorded at fair value and the results of docTrackr, Inc. have been included within the Company’s Consolidated Financial Statements since the date of the acquisition. Pro forma financial information related to this acquisition was not included because the impact on the Company's Consolidated Statement of Operations was not considered to be material. The purchase price was allocated among tangible and intangible assets and liabilities as follows: net tangible assets of $0.1 million, developed technology of $1.9 million with an estimated useful life of 5 years, non compete agreements of $0.3 million with an estimated useful life of 3 years, a net deferred tax liability of $0.3 million and goodwill of $8.5 million. The weighted average useful life for the intangible assets is 4.7 years. The goodwill acquired is not deductible for tax purposes.
Goodwill
At June 30, 2014, changes in the carrying amount of the Company's goodwill for the six months then ended consisted of the following:

Goodwill
(In thousands)
Balance as of December 31, 2013	$215,869
Acquisition of docTrackr, Inc.	8,514
Balance as of June 30, 2014	$224,383
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
At June 30, 2014, other intangibles consisted of the following:

	Definite–Lived Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer relationships	$141,973	$(99,851)	$42,122
Developed technology	134,542	(109,130)	25,412
Trade name	14,629	(8,589)	6,040
Non-compete agreements	1,337	(879)	458
Total	$292,481	$(218,449)	$74,032
At December 31, 2013, other intangibles consisted of the following:

	Definite–Lived Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer relationships	$141,973	$(92,750)	$49,223
Developed technology	132,642	(105,096)	27,546
Trade name	14,629	(7,980)	6,649
Non-compete agreements	1,039	(809)	230
Total	$290,283	$(206,635)	$83,648

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company has not identified indicators of impairment for any of the definite-lived intangible assets through June 30, 2014.
Total intangible amortization expense is classified in each of the operating expense categories as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Cost of revenue	$2,045	$2,081	$4,034	$4,069
Sales and marketing	3,553	3,549	7,101	7,096
General and administrative	347	337	679	646
Total	$5,945	$5,967	$11,814	$11,811
At June 30, 2014, amortization expense on an annual basis for the succeeding five years is as follows:

Amount
(In thousands)
2014 remaining	$11,977
2015	23,949
2016	23,866
2017	11,799
2018	1,629
Thereafter	812
Total	$74,032
5. Fixed Assets
Fixed assets consisted of the following at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
	(In thousands)
Computer equipment and software	$28,706	$30,605
Furniture, fixtures and office equipment	2,917	3,222
Leasehold improvements	9,527	6,884
Total fixed assets	41,150	40,711
Less: Accumulated depreciation and amortization	(25,770)	(26,611)
Fixed assets, net	$15,380	$14,100

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Depreciation expense is classified in each of the operating expense categories as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Cost of revenue	$836	$705	$1,660	$1,376
Sales and marketing	259	203	535	420
General and administrative	238	175	511	370
Product development	180	201	391	394
Total	$1,513	$1,284	$3,097	$2,560

6. Capitalized Software
Capitalized software consisted of the following at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
	(In thousands)
Capitalized software	$110,134	$96,478
Less: Accumulated amortization	(73,274)	(64,137)
Capitalized software, net	$36,860	$32,341
Total amortization expense is classified in each of the operating expense categories as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Cost of revenue	$4,347	$3,500	$8,726	$6,840
Sales and marketing	49	56	97	99
General and administrative	173	182	314	353
Total	$4,569	$3,738	$9,137	$7,292

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
	(In thousands)
Salaries, commissions and related expenses	$9,724	$15,601
Other accrued expenses	16,046	11,066
Total accrued expenses and other current liabilities	$25,770	$26,667
8. Income Tax
The Company's effective tax rates for the three and six month periods ended June 30, 2014 were 30.2% and 27.3%, respectively. These effective tax rates differ from the U.S. Federal statutory tax rate due primarily to stock-based compensation expenses for

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

incentive stock options ("ISOs") and the Company's 2010 Employee Stock Purchase Plan ("2010 ESPP") that are not tax-deductible, non-deductible executive compensation, foreign income taxes and state and local income taxes, offset by state research and development tax credits and tax benefits from ISO disqualifications.
The Company's effective tax rates for the three and six month periods ended June 30, 2013 were 22.2% and 25.0%, respectively. These effective tax rates differ from the U.S. Federal statutory tax rate due primarily to stock-based compensation expenses for ISOs and the 2010 ESPP that are not tax-deductible, foreign income taxes and state and local income taxes, offset by research and development tax credits and tax benefits from ISO disqualifications. In addition, the three and six-month effective tax rates at June 30, 2013 were increased by an out-of-period adjustment for shortfalls in stock-based compensation.
In 2013, the U.S. Internal Revenue Service (“IRS”) concluded its audit of the Company's U.S. Federal income tax returns for the years ended December 31, 2006 through 2009. The Company received a Notice of Proposed Adjustments for 2006, 2007 and 2008 from the IRS disallowing $58.3 million of foreign branch losses on the basis that they constitute dual consolidated losses in the U.S. and the IRS is asserting that the Company is not entitled to reasonable cause relief for late election filings. The Company disagrees with the proposed adjustments and has filed an appeal. Management believes that it is more likely than not that the Company's position, with respect to these adjustments, will be sustained.
Unrecognized tax benefits totaled $4.3 million and $3.9 million at June 30, 2014 and December 31, 2013, respectively. Management does not expect that the balance of unrecognized tax benefits will significantly increase or decrease over the next twelve months. If recognized, unrecognized tax benefits of $3.6 million and $3.4 million at June 30, 2014 and December 31, 2013, respectively, would favorably impact the effective income tax rate.
The Company's tax reserves for uncertain tax positions of $4.6 million (including interest and penalties of $0.3 million) are included within “Other long-term liabilities” on the Company's Consolidated Balance Sheet at June 30, 2014.
9. Debt
Long-term debt consisted of the following at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
	(In thousands)
Term Loan Credit Facility	$79,800	$—
Term Loan Credit Facility original issue discount	(747)	—
First Lien Credit Agreement (the “Prior Credit Facility”)	—	74,898
Other financing arrangements	174	315
Total debt	79,227	75,213
Less: current portion ("Term Loan Credit Facility")	(800)	—
Less: current portion (Other financing arrangements)	(137)	(209)
Total long-term debt	$78,290	$75,004
Based on available market information, the estimated fair value of the Company’s long-term debt was $78.3 million and $75.0 million as of June 30, 2014 and December 31, 2013, respectively. These fair value measurements were determined using Level 2 observable inputs, as defined in Note 3. The estimated fair value of the Company’s other financing arrangements approximates the carrying value at each reporting period.
Term Loan and Revolving Credit Facility
On February 24, 2014, the Company refinanced all of the outstanding indebtedness under its Prior Credit Facility with the proceeds of its new Term Loan Credit Facility and Revolving Credit Facility (as defined below) (collectively, the "Credit Facilities"). The Term Loan Credit Facility provides for an $80.0 million, 5-year term loan and bears interest at LIBOR, with a 2.00% floor plus a margin of 5.25% per annum, for an effective interest rate of 7.25%. There is a 0.25% principal payment due on the last day of each quarter, which commenced on June 30, 2014, with the balance due in a final installment on February 24, 2019.
The Company's Revolving Credit Facility put in place in February 2014 (the "Revolving Credit Facility") originally provided for commitments of up to $10.0 million for general corporate purposes, working capital, certain investments, acquisitions and letters

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

of credit. On June 20, 2014, the Revolving Credit Facility was amended to, among other things, increase the maximum commitment to $15.0 million. Loan drawings under the Revolving Credit Facility are subject to a further cap based on the Company’s borrowing base, which is equal to 85% of its eligible accounts receivable, minus customary reserves established by the Company’s lender. In addition, following the June 2014 amendment of this facility, up to 50% of the Company's eligible accounts receivable can be made up of account debtors of the Company based in certain European countries. Loans under the Revolving Credit Facility bear interest at the Eurodollar rate plus 2.50%. In addition, the Company pays a commitment fee in arrears on the first business day of each fiscal quarter of 0.50% on the average daily unused balance under the Revolving Credit Facility. The Revolving Credit Facility matures and the commitments thereunder terminate on the earlier of February 24, 2019 and the date that is six months prior to the maturity date of the Term Loan Credit Facility. Available borrowings under the Revolving Credit Facility are reduced by any outstanding letters of credits issued on behalf of the Company under this facility. As of June 30, 2014, the Company had $3.2 million in outstanding letters of credit issued under its Revolving Credit Facility.
Debt issuance costs of approximately $2.8 million related to the Credit Facilities were deferred and are being amortized over the term of the loans. At June 30, 2014, unamortized debt issuance costs of $0.6 million and $2.1 million were recorded within "Other current assets" and "Other assets (non-current)," respectively, on the Consolidated Balance Sheet.
Each of the Credit Facilities is secured by liens on substantially all of the Company's assets. The Revolving Credit Facility is secured by a first lien on cash, accounts receivable and certain other liquid collateral and a second lien on other assets. The Term Loan Credit Facility is secured by a second lien on cash, accounts receivable and certain other liquid collateral and a first lien on other assets.
The Credit Facilities include covenants that restrict certain activities by the Company, as well as require the Company to comply with certain financial ratios such as a Consolidated Net Leverage Ratio and a springing Fixed Charge Coverage Ratio, as these terms are defined in the agreements governing the Credit Facilities. The agreements governing the Credit Facilities also contain other affirmative and negative covenants with which the Company is required to comply. The Company was in compliance with all applicable covenants as of June 30, 2014.
Prior Credit Facility
The Prior Credit Facility provided for term loans in the aggregate principal amount of $135.0 million and included a requirement for mandatory prepayments based on annual excess free cash flow. Term loans under the Prior Credit Facility bore interest at the higher of the Eurodollar Rate (as defined in the credit agreement) or 1.50%, plus 4.50% per annum. At December 31, 2013, the interest rate on the Prior Credit Facility was 6.00%.
In June 2013, obligations previously covered by a revolving line of credit previously available to the Company, which were primarily related to the Company's operating lease agreements for its various office locations, were replaced under a separate cash collateralized facility under which the Company originally provided the bank with $2.5 million and the bank provided the landlords of certain of the Company's leased locations with separate letters of credit. This facility expired on June 3, 2014 and the cash collateral balance related to this facility (which had been classified as "Restricted cash" on the Company's Consolidated Balance Sheet) of $2.4 million was returned to the Company in June 2014.
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
In February 2014, the Company granted 175,000 restricted stock units to its CEO, Ronald Hovsepian, pursuant to the Company's 2010 Equity Incentive Plan. Vesting of this award is based upon the achievement of specified stock performance and service thresholds. The Company performed a Monte-Carlo simulation to calculate the award’s fair value of $1.3 million. During the second quarter of 2014, the Company recognized $0.2 million of stock-based compensation expense related to this award.
During the second quarter of 2014, the Company granted 211,637 restricted stock units to certain individuals in connection with the acquisition of docTrackr, Inc. The aggregate grant date fair value of these equity awards was $2.1 million. Of the awards granted, 87,935 of these restricted stock units were granted to non-employees and, accordingly, these awards will be remeasured at fair value as of each reporting period until the awards vest. Vesting is contingent upon continued service over a three-year period and, in the case of two awards, achievement of specified performance conditions.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Total stock-based compensation expense related to all of the Company’s stock awards was included in operating expense categories, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Cost of revenue	$94	$149	$272	$317
Sales and marketing	464	312	828	622
General and administrative	1,598	1,241	3,076	2,558
Product development	412	310	721	631
Total	$2,568	$2,012	$4,897	$4,128
11. Net Loss per Share
The following table provides the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net loss (in thousands)	$(5,673)	$(4,358)	$(11,052)	$(8,913)
Denominator:
Weighted-average shares used to compute basic net loss per share	55,812,187	55,018,219	55,696,792	54,966,284
Effect of potentially dilutive securities:
Options to purchase common stock	—	—	—	—
Unvested shares of restricted stock awards	—	—	—	—
Unvested shares of restricted stock units	—	—	—	—
Weighted-average shares used to compute diluted net loss per share	55,812,187	55,018,219	55,696,792	54,966,284
Net loss per share:
Basic	$(0.10)	$(0.08)	$(0.20)	$(0.16)
Diluted	$(0.10)	$(0.08)	$(0.20)	$(0.16)
The following outstanding options to purchase Common Stock, unvested shares under restricted stock awards and unvested shares issuable upon settlement of restricted stock units were excluded from the computation of diluted net loss per share for the periods presented as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Options to purchase common stock	5,035,520	5,528,500	5,035,520	5,528,500
Unvested shares of restricted stock awards	519,047	542,786	519,047	542,786
Unvested shares of restricted stock units	1,672,032	1,077,533	1,672,032	1,077,533
12. Related Party Transactions
Affiliates of one of our largest stockholders, TA Associates, L.P., are also customers of the Company. These affiliates made payments to the Company in connection with their purchase of services using the Intralinks platform. Revenue generated and amounts due from these affiliates of TA Associates, L.P. as of June 30, 2014 and for the three and six months ended June 30, 2014 were immaterial.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

13. Commitments and Contingencies
Legal Proceedings
In the ordinary course of business, the Company and its subsidiaries are subject to various claims, charges, disputes, litigation and regulatory inquiries and investigations. The Company establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where it believes an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that resolving claims against the Company, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the Company's liquidity, results of operations or financial condition, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. These matters, if resolved adversely against the Company, may result in monetary damages, fines and penalties or require changes in the Company's business practices. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the Company's liquidity, results of operations or financial condition. The Company is not currently aware of any pending or threatened material claims, charges, disputes, litigation and regulatory inquiries and investigations except as follows:
Securities Class Action. On December 5, 2011, the Company became aware of a purported class action lawsuit filed in the U.S. District Court for the Southern District of New York (the "SDNY" or the "Court") against the Company and certain of its current and former executive officers. The initial complaint (the "Wallace Complaint") alleges that the defendants made false and misleading statements or omissions about the Company’s business prospects, financial condition and performance in violation of the Securities Exchange Act of 1934, as amended. The plaintiff seeks unspecified compensatory damages for the purported class of purchasers of the Company's common stock during the period from February 17, 2011 through November 10, 2011 (the "Allegation Period"). On December 27, 2011, a second purported class action complaint, which makes substantially the same claims as, and is related to, the Wallace Complaint, was filed in the SDNY against the Company and certain of its current and former executive officers seeking similar unspecified compensatory damages for the Allegation Period. On April 3, 2012, the Court consolidated the actions and appointed Plumbers and Pipefitters National Pension Fund as lead plaintiff, and also appointed lead counsel in the consolidated action ("Consolidated Class Action"). On June 15, 2012, the lead plaintiff filed an amended complaint (“Consolidated Class Action Complaint”), that in addition to the original allegations made in the Wallace Complaint, alleges that the Company, certain of its current and former officers and directors, and the underwriters in Intralinks’ April 6, 2011 stock offering issued a registration statement and prospectus in connection with the offering that contained untrue statements of material fact or omitted material information required to be stated therein in violation of the Securities Act of 1933, as amended. The defendants filed their motions to dismiss on July 31, 2012. On May 8, 2013, the Court issued an opinion dismissing claims based on certain allegations in the complaint, but otherwise denied defendants' motions to dismiss. On June 28, 2013, defendants filed their answers to the Consolidated Class Action Complaint. On October 15, 2013, the Court entered the parties’ pretrial scheduling stipulation. In December 2013, the parties served each other with document requests and discovery is ongoing. On February 18, 2014, lead plaintiff filed its motion for class certification. Pursuant to an amended scheduling order entered by the Court on April 18, 2014, the defendants filed their opposition to class certification on June 13, 2014, and lead plaintiff filed its reply on July 18, 2014. Completion of summary judgment briefing is scheduled for July 13, 2015. The Company believes that these claims are without merit and intends to defend this lawsuit vigorously.
Horbal Derivative Action. On April 16, 2012, a shareholder derivative complaint (the "Horbal Action") was filed in the Supreme Court of the State of New York in New York County ("New York State Court") against the Company and certain of its current and former directors and officers. The complaint alleges that the defendants breached their fiduciary duties by causing the Company to issue materially false and misleading statements about the Company's business operations and financial condition during the same Allegation Period alleged in the Consolidated Class Action Complaint. On April 24, 2012, one of the director defendants removed the Horbal Action to the SDNY and, on May 22, 2012, the plaintiff moved to remand the case to New York State Court. On March 11, 2013, the SDNY granted plaintiff's motion to remand, and the case is currently pending in New York State Court. On June 6, 2013, the parties filed a stipulation with the New York State Court agreeing to stay all proceedings in the Horbal Action, including discovery, until ninety days after the SDNY issues a scheduling order in the Consolidated Class Action. On January 13, 2014, the parties filed a stipulation with the New York State Court agreeing to work together on a schedule for defendants’ time to answer, move against or otherwise respond to the complaint or an amended complaint. On June 6, 2014, plaintiff filed an amended complaint that continues to assert the same claims against the same defendants. Pursuant to a proposed stipulation filed on June 12, 2014, the defendants' filed their motion to dismiss the amended complaint on July 14, 2014. Plaintiff's opposition is due by August 18, 2014, and the defendants' reply is due by September 8, 2014. The Company believes the claims in the Horbal Action are without merit and intends to defend this lawsuit vigorously.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Levine Shareholder Demand Letter/Complaint. The Company received a shareholder demand letter, dated May 16, 2013, demanding that the Company's Board take action to remedy alleged breaches of fiduciary duty by current and former directors and officers of the Company. These alleged breaches are based on the same alleged misconduct in the complaints in the Horbal and Consolidated Class Actions. The letter specifically demands that the Company's Board undertake an independent internal investigation into the alleged breaches and commence a civil action against each of the allegedly breaching current and former directors and officers. On June 26, 2013, the Company's Board created a Demand Committee to conduct an investigation into the allegations in the Levine demand letter. On December 13, 2013, the shareholder filed a derivative complaint (the “Levine Action”) in New York State Court against the Company and certain of its current and former directors and officers. The Levine Action alleges that since the Company’s Board has not responded substantively to the shareholder’s demand letter in over six months, this has resulted in an improper “functional refusal” of the demand. The Levine Action makes substantially the same claims as, and is related to, the Horbal and Consolidated Class Actions. It alleges, among other things, that the defendants breached their fiduciary duties by making materially false and misleading statements related to the strength of the Company’s business and customer satisfaction. On March 27, 2014, counsel for the Demand Committee sent a letter to shareholder’s counsel stating that, after thorough investigation of the allegations in the demand letter, the Board concluded that taking any or all of the demanded actions would not serve the best interests of the Company and its shareholders, and voted unanimously to reject the demand. Pursuant to a stipulation filed on June 2, 2014, the defendants filed motions to dismiss the action on July 2, 2014. The plaintiff did not file any response to the defendants' motions to dismiss by the return date. Pursuant to a conference with the court held on August 8, 2014, the plaintiff must file any opposition to the motions to dismiss by August 29, 2014 and the defendants' replies are due September 19, 2014. The Company believes the claims in the Levine Action are without merit and intends to defend this lawsuit vigorously.
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form-10Q and the audited consolidated financial statements including in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under the heading "Risk Factors" in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, our actual results may differ materially from those anticipated in these forward-looking statements.
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
At our founding in 1996, we introduced cloud-based collaboration for the debt capital markets industry and, shortly thereafter, extended our solutions to merger and acquisition transactions. Today, we serve enterprises and governmental agencies across a variety of industries, including financial services, pharmaceutical, manufacturing, biotechnology, consumer, energy, telecommunications, industrial, legal, agriculture, insurance, real estate and technology, which use our solutions for the secure management and online exchange of information within and among organizations. Across all of our principal markets, we help transform a wide range of slow, expensive and information-intensive tasks into streamlined, efficient and real-time business processes.
We deliver our solutions through redundant multi-customer SaaS systems and use primary instances of our software to serve all of our customers. We sell our solutions directly through a field team with industry-specific expertise, an inside sales team and indirectly through a customer referral network and channel partners. During the six months ended June 30, 2014, we generated $122.8 million in revenue, 42.3% of which was derived from sales across 83 countries outside of the United States.

In April 2013, we broadly launched Intralinks VIA, a secure and scalable SaaS solution for enterprise content sharing and collaboration within and beyond the corporate firewall. Designed for business collaboration in a wide variety of markets and industries, Intralinks VIA enables users to sync, share and revoke access or ‘unshare’ files, work efficiently on group projects, and manage content wherever it travels. In addition, in January 2014, we announced the broad availability of Intralinks VIA Enterprise, a new version of our Intralinks VIA offering that incorporates advanced capabilities of the Intralinks platform previously available in our Connect product. With Intralinks VIA Enterprise, customers can manage the full life cycle of content, both inside and across the enterprise boundary, from ad hoc creation and editing through structured storage and publication through final archiving and disposal.
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
In April 2014, we acquired docTrackr, Inc., or docTrackr, and its leading digital rights management technology. With this acquisition, we will be able to offer plug-in free digital rights management across our platform.
Throughout 2013 and continuing into 2014, we have made and continue to make enhancements and improvements in our infrastructure based on the operational assessments we conducted during 2012; we are continuing a redesign of our sales model, focusing on improving marketing and demand generation, refining our high-velocity inside sales model and sales specialization in our enterprise sales force; we are following the Agile development methodology; and we are focusing on our program of intellectual property protection and on generating and identifying a significant number of innovations.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Consolidated Statement of Operations Data:	(In thousands)
Revenue	$63,557	$57,742	$122,798	$112,763
Non-GAAP adjusted gross profit	$48,613	$43,749	$93,019	$85,359
Non-GAAP adjusted gross margin	76.5%	75.8%	75.7%	75.7%
Non-GAAP adjusted operating income	$1,550	$3,824	$3,555	$7,509
Non-GAAP adjusted net income	$240	$1,475	$934	$2,512
Non-GAAP adjusted EBITDA	$7,632	$8,845	$15,789	$17,361
Non-GAAP adjusted EBITDA margin	12.0%	15.3%	12.9%	15.4%
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$14,025	$11,826	$10,887	$19,757
Free cash flow	$2,843	$4,871	$(6,658)	$5,632
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

•
Non-GAAP adjusted EBITDA represents net loss adjusted to exclude, if applicable: (1) depreciation and amortization, (2) amortization of intangible assets, (3) stock-based compensation expense, (4) impairment charges or asset write-offs, (5) interest expense, (6) amortization of debt issuance costs, (7) other expense (income), net, (8) costs related to public stock offerings and (9) income tax (benefit) expense.

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

The table below provides reconciliations of U.S. GAAP financial measures to the non-GAAP financial measures discussed above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Gross profit	$46,474	$41,519	$88,713	$80,973
Gross margin	73.1%	71.9%	72.2%	71.8%
Cost of revenue – amortization of intangible assets	2,045	2,081	4,034	4,069
Cost of revenue – stock-based compensation expense	94	149	272	317
Non-GAAP adjusted gross profit	$48,613	$43,749	$93,019	$85,359
Non-GAAP adjusted gross margin	76.5%	75.8%	75.7%	75.7%
Loss from operations	$(6,963)	$(4,155)	$(13,156)	$(8,430)
Amortization of intangible assets	5,945	5,967	11,814	11,811
Stock-based compensation expense	2,568	2,012	4,897	4,128
Non-GAAP adjusted operating income	$1,550	$3,824	$3,555	$7,509
Net loss before income tax	$(8,127)	$(5,600)	$(15,205)	$(11,888)
Amortization of intangible assets	5,945	5,967	11,814	11,811
Stock-based compensation expense	2,568	2,012	4,897	4,128
Non-GAAP adjusted net income before tax	386	2,379	1,506	4,051
Non-GAAP income tax expense	146	904	572	1,539
Non-GAAP adjusted net income	$240	$1,475	$934	$2,512
Net loss	$(5,673)	$(4,358)	$(11,052)	$(8,913)
Depreciation and amortization	6,082	5,021	12,234	9,852
Amortization of intangible assets	5,945	5,967	11,814	11,811
Stock-based compensation expense	2,568	2,012	4,897	4,128
Interest expense	1,005	1,152	1,965	2,274
Amortization of debt issuance costs	177	104	293	216
Other (income) expense, net	(18)	189	(209)	968
Income tax benefit	(2,454)	(1,242)	(4,153)	(2,975)
Non-GAAP adjusted EBITDA	$7,632	$8,845	$15,789	$17,361
Non-GAAP adjusted EBITDA margin	12.0%	15.3%	12.9%	15.4%
Net cash provided by operating activities	$14,025	$11,826	$10,887	$19,757
Capitalized software development costs	(8,163)	(5,480)	(13,102)	(10,836)
Capital expenditures	(3,019)	(1,475)	(4,443)	(3,289)
Free cash flow	$2,843	$4,871	$(6,658)	$5,632
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
During the six months ended June 30, 2014, there were no material changes to our significant accounting policies from those included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Revenue Recognition
We derive revenue principally through fixed commitment contracts under which we provide customers various services, including access to our cloud-based Intralinks Platform, which includes Intralinks exchanges and Intralinks VIA, as well as the related customer support and other services.
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
Additionally, certain of our contracts contain provisions for set-up, implementation and other professional services relating to the customer's use of our platform. We believe that these set-up, implementation and other professional services provide value to the customer over the entire period that the exchange is active, including renewal periods, and therefore the revenue related to these services is recognized over the longer of the contract term or the estimated relationship life. We will continue to evaluate the length of the amortization period of the revenue related to set-up, implementation and other professional service fees to determine if a change is warranted in future periods.
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
Goodwill — At June 30, 2014, we had $224.4 million of goodwill. Our acquisition of docTrackr on April 23, 2014 resulted in an addition to goodwill of approximately $8.5 million. Goodwill is assessed for impairment annually as of October 1 or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The goodwill impairment test is based on our single operating segment and reporting unit structure. No goodwill impairment was identified in any of the periods presented.
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
The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. When performing the quantitative analysis, we utilize valuation techniques consistent with the market approach and income approach to measure fair value for purposes of impairment testing. An estimate of fair value can be affected by many assumptions, requiring that management make significant judgments in arriving at these estimates, including the expected operational performance of our business in the future, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use to estimate future cash flows (including sales growth, pricing of our services, market penetration, competition, technological obsolescence, fair value of net operating loss carryforwards and discount rates)  are consistent with our internal planning. Significant changes in these estimates and the related assumptions, changes in market capitalization, or changes in qualitative factors affecting us in the future, could result in an impairment charge related to our goodwill.

Results of Operations
The following table sets forth Consolidated Statements of Operations data as a percentage of total revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	26.9%	28.1%	27.8%	28.2%
Gross profit	73.1%	71.9%	72.2%	71.8%
Operating expenses:
Sales and marketing	47.0%	47.2%	45.6%	46.3%
General and administrative	28.5%	23.8%	28.5%	24.7%
Product development	8.6%	8.1%	8.9%	8.3%
Total operating expenses	84.1%	79.1%	83.0%	79.3%
Loss from operations	(11.0)%	(7.2)%	(10.7)%	(7.5)%
Interest expense	1.6%	2.0%	1.6%	2.0%
Amortization of debt issuance costs	0.3%	0.2%	0.2%	0.2%
Other (income) expense, net	—%	0.3%	(0.2)%	0.9%
Net loss before income tax	(12.8)%	(9.7)%	(12.4)%	(10.5)%
Income tax benefit	(3.9)%	(2.2)%	(3.4)%	(2.6)%
Net loss	(8.9)%	(7.5)%	(9.0)%	(7.9)%
Comparison of the Three Months Ended June 30, 2014 and 2013
Revenue
Total revenue was $63.6 million for the three months ended June 30, 2014, up $5.8 million, or 10.1%, from $57.7 million for the three months ended June 30, 2013, primarily due to a $6.2 million, or 23.4%, increase in M&A revenue.

					% Revenue
	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended June 30,
	2014	2013			2014	2013
	(In thousands)
M&A	$32,488	$26,321	$6,167	23.4%	51.1%	45.6%
Enterprise	23,418	23,576	(158)	(0.7)%	36.9%	40.8%
DCM	7,651	7,845	(194)	(2.5)%	12.0%	13.6%
Total revenue	$63,557	$57,742	$5,815	10.1%	100%	100%
M&A — The results for the three months ended June 30, 2014 reflect an increase in M&A revenue of $6.2 million, or 23.4%, as compared to the three months ended June 30, 2013. The increase in M&A revenue reflects a higher volume of strategic business transactions, which led to market share gains in most of the geographic regions in which we operate. Also contributing to the increase in M&A revenue was an increase in the average deal size as compared to the same period in the prior year.
Enterprise — The results for the three months ended June 30, 2014 remain largely unchanged as compared to the same period in the prior year.
DCM — The results for the three months ended June 30, 2014 reflect a decrease in DCM revenue of $0.2 million, or 2.5%, as compared to the three months ended June 30, 2013. The decrease in DCM revenue primarily reflects a lower volume of loan syndication transactions during the second quarter of 2014.
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

Cost of Revenue and Gross Profit

	Three Months Ended June 30,		Increase	% Increase
	2014	2013
	(In thousands)
Cost of revenue	$17,083	$16,223	$860	5.3%
Gross profit	$46,474	$41,519	4,955	11.9%
Gross margin	73.1%	71.9%	1.2%
Cost of revenue for the three months ended June 30, 2014 increased $0.9 million, or 5.3%, as compared to the three months ended June 30, 2013, largely due to a $0.8 million increase in amortization of capitalized software related to the enhancement of our service offerings, as well as an increase in employee related expenses of $0.6 million primarily due to an increase in headcount.
Operating Expenses
Total operating expenses for the three months ended June 30, 2014 increased by $7.8 million, or 17.0%, as compared to the three months ended June 30, 2013.

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2014	2013
	(In thousands)
Sales and marketing	$29,872	$27,275	$2,597	9.5%
General and administrative	18,105	13,719	$4,386	32.0%
Product development	5,460	4,680	$780	16.7%
Total operating expenses	$53,437	$45,674	$7,763	17.0%
Sales and Marketing — The results for the three months ended June 30, 2014 reflect an increase in sales and marketing expense of $2.6 million, or 9.5%, as compared to the three months ended June 30, 2013, primarily due to increases in salaries and benefits expense of $1.4 million and travel and entertainment expenses of $0.7 million, largely due to increased headcount. The increase was also partially due to an increase in rent expense of $0.3 million, which was largely due to a one-time early termination fee related to our future relinquishment of a portion of the premises leased under our Charlestown, Massachusetts lease.
General and Administrative — The results for the three months ended June 30, 2014 reflect an increase in general and administrative expense of $4.4 million, or 32.0%, as compared to the three months ended June 30, 2013, driven by increases in (i) employee compensation related expense of $0.9 million, primarily from increased headcount and an increase in stock-based compensation expense due to an increase in equity awards granted to key employees, (ii) professional fees of $0.8 million due, in part, to transaction costs associated with the acquisition of docTrackr and other strategic initiatives, (iii) bad debt expense of $0.6 million, (iv) software maintenance and licensing fees of $0.5 million in support of enhancements to our IT infrastructure, and (v) consulting fees of $0.4 million primarily relating to the implementation of financial systems to support the growth in our business.
Product Development — The results for the three months ended June 30, 2014 reflect an increase in product development expense of $0.8 million, or 16.7%, as compared to the three months ended June 30, 2013, which was primarily due to an increase in employee compensation and related benefits of $0.6 million, which was largely due to an increase in headcount.
Total product development costs are comprised of both capitalized software and product development expense.

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2014	2013
	(In thousands)
Capitalized software	$7,524	$5,233	$2,291	43.8%
Product development expense	5,460	4,680	780	16.7%
Total product development costs	$12,984	$9,913	$3,071	31.0%
The increase in total product development costs of $3.1 million, or 31.0%, was largely due to an increase in headcount and consulting fees related to the continued development of our Intralinks platform.

Non-Operating Expenses

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2014	2013
	(In thousands)
Interest expense	$1,005	$1,152	$(147)	(12.8)%
Amortization of debt issuance costs	$177	$104	$73	70.2%
Other (income) expense, net	$(18)	$189	$207	109.5%
Interest Expense — Interest expense for the three months ended June 30, 2014 decreased by $0.1 million, or 12.8% as compared to the three months ended June 30, 2013. Excluding capitalized interest of $0.5 million for the three months ended June 30, 2014, interest expense increased $0.4 million or 33.3%, due to a higher interest rate and higher average debt outstanding related to the refinancing of our credit facility in February 2014.
Other (Income) Expense, Net — Other (income) expense, net for the three months ended June 30, 2014 and June 30, 2013 primarily related to foreign currency transaction (gains) and losses, respectively.
Income Tax Benefit
Our effective tax rates for the three months ended June 30, 2014 and 2013 of 30.2% and 22.2%, respectively, differ from the U.S Federal statutory tax rate primarily due to stock-based compensation expenses for incentive stock options, or ISOs, and our employee stock purchase plan, or ESPP, which are not tax-deductible, as well as foreign income taxes and state and local income taxes, partially offset by research and development tax credits and tax benefits from ISO disqualifications.
Comparison of the Six Months Ended June 30, 2014 and 2013
Revenue
Total revenue was $122.8 million for the six months ended June 30, 2014, up $10.0 million, or 8.9%, from $112.8 million for the six months ended June 30, 2013, primarily due to a $11.5 million, or 22.7%, increase in M&A revenue.

					% Revenue
	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)	Six Months Ended June 30,
	2014	2013			2014	2013
	(In thousands)
M&A	$62,136	$50,627	$11,509	22.7%	50.6%	44.9%
Enterprise	45,961	47,513	(1,552)	(3.3)%	37.4%	42.1%
DCM	14,701	14,623	78	0.5%	12.0%	13.0%
Total revenue	$122,798	$112,763	$10,035	8.9%	100%	100%
M&A — The results for the six months ended June 30, 2014 reflect an increase in M&A revenue of $11.5 million, or 22.7%, as compared to the six months ended June 30, 2013. The increase in M&A revenue reflects a higher volume of strategic business transactions, which led to market share gains in most of the geographic regions in which we operate.
Enterprise — The results for the six months ended June 30, 2014 reflect a decrease in Enterprise revenue of $1.6 million, or 3.3%, as compared to the six months ended June 30, 2013, due primarily to the continued repositioning of our Enterprise offerings.
DCM — The results for the six months ended June 30, 2014 remain largely unchanged as compared to the same period in the prior year.
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

Cost of Revenue and Gross Profit

	Six Months Ended June 30,		Increase	% Increase
	2014	2013
	(In thousands)
Cost of revenue	$34,085	$31,790	$2,295	7.2%
Gross profit	$88,713	$80,973	7,740	9.6%
Gross margin	72.2%	71.8%	0.4%
Cost of revenue for the six months ended June 30, 2014 increased $2.3 million, or 7.2%, as compared to the six months ended June 30, 2013, largely due to a $1.8 million increase in amortization of capitalized software related to the enhancement of our service offerings, as well as an increase in employee related expenses of $1.0 million primarily due to an increase in headcount.
Operating Expenses
Total operating expenses for the six months ended June 30, 2014 increased by $12.5 million, or 13.9%, as compared to the six months ended June 30, 2013.

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2014	2013
	(In thousands)
Sales and marketing	$55,991	$52,188	$3,803	7.3%
General and administrative	34,953	27,857	7,096	25.5%
Product development	10,925	9,358	1,567	16.7%
Total operating expenses	$101,869	$89,403	$12,466	13.9%
Sales and Marketing — The results for the six months ended June 30, 2014 reflect an increase in sales and marketing expense of $3.8 million, or 7.3%, as compared to the six months ended June 30, 2013, driven by increases in (i) employee compensation related expenses of $1.9 million, primarily due to increased headcount, (ii) travel and entertainment expenses of $1.2 million, primarily related to increased headcount as well as the timing of our annual sales conference, which took place in the first quarter of 2014 as opposed to the third quarter of 2013, and (iii) commissions expense to third-party partners of $0.6 million primarily due to new channel partners in 2014.
General and Administrative — The results for the six months ended June 30, 2014 reflect an increase in general and administrative expense of $7.1 million, or 25.5%, as compared to the six months ended June 30, 2013, driven by increases in (i) employee compensation and related expense of $1.9 million, primarily due to an increase in headcount, as well as stock-based compensation expense related to an increase in equity awards granted to key employees, (ii) professional fees of $1.8 million primarily due to transaction costs associated with the acquisition of docTrackr and other strategic initiatives, (iii) software maintenance and licensing fees of $1.0 million in support of enhancements to our IT infrastructure, and (iv) bad debt expense of $0.9 million.
Product Development — The results for the six months ended June 30, 2014 reflect an increase in product development expense of $1.6 million, or 16.7%, as compared to the six months ended June 30, 2013, driven by increases in employee compensation and related expense of $0.9 million, primarily due to an increase in headcount, and an increase in software maintenance and licensing fees of $0.3 million in support of enhancements to our IT infrastructure.
Total product development costs are comprised of both capitalized software and product development expense.

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2014	2013
	(In thousands)
Capitalized software	$13,054	$10,334	$2,720	26.3%
Product development expense	10,925	9,358	1,567	16.7%
Total product development costs	$23,979	$19,692	$4,287	21.8%
The increase in total product development costs of $4.3 million, or 21.8%, was largely due to an increase in headcount, as well as consulting fees related to the continued development of our Intralinks platform.

Non-Operating Expenses

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2014	2013
	(In thousands)
Interest expense	$1,965	$2,274	$(309)	(13.6)%
Amortization of debt issuance costs	$293	$216	$77	35.6%
Other (income) expense, net	$(209)	$968	$1,177	(121.6)%
Interest Expense — Interest expense for the six months ended June 30, 2014 decreased by $0.3 million, or 13.6%, as compared to the six months ended June 30, 2013. Excluding capitalized interest of $0.9 million in for the six months ended June 30, 2014, interest expense increased $0.6 million or 25.9%, due to a higher interest rate and higher average debt balance outstanding related to the refinancing of our credit facility in February 2014.
Other (Income) Expense, Net — Other (income) expense, net for the six months ended June 30, 2014 and June 30, 2013 primarily related to foreign currency transaction (gains) and losses, respectively.
Income Tax Benefit
Our effective tax rates for the six months ended June 30, 2014 and 2013 of 27.3% and 25.0%, respectively, differ from the U.S Federal statutory tax rate primarily due to stock-based compensation expenses for ISOs and our ESPP, which are not tax-deductible, as well as foreign income taxes and state and local income taxes, partially offset by research and development tax credits and tax benefits from ISO disqualifications.
Cash Flows

	June 30,
	2014	2013
	(In thousands)
Cash and cash equivalents	$37,581	$42,476

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Net cash provided by operating activities	$10,887	$19,757
Net cash used in investing activities	(25,609)	(19,735)
Net cash provided by (used in) financing activities	1,226	(835)
Effect of foreign exchange rate changes on cash and cash equivalents	537	(509)
Net decrease in cash and cash equivalents	$(12,959)	$(1,322)
Operating Activities
Net cash provided by operating activities during the six months ended June 30, 2014 was $10.9 million, as a result of $13.6 million in cash generated from results of operations after adjusting for non-cash items, partially offset by a net decrease in our operating assets and liabilities of $2.7 million. The net decrease in operating assets and liabilities consisted primarily of: (i) an increase of $4.0 million in accounts receivable related, in part, to increased billings and (ii) a decrease of $2.0 million in accrued expenses and other liabilities primarily related to payment of bonus and commissions related to 2013, partially offset by (iii) an increase of $1.4 million in accounts payable due to the timing of payments and (iv) an increase of $1.2 million in deferred revenue. Additionally, net cash provided by operating activities during the six months ended June 30, 2014 consisted of a net loss of $11.1 million plus adjustments for non-cash items including (a) depreciation and amortization of $12.2 million, (b) amortization of intangible assets of $11.8 million and (c) stock-based compensation expense of $4.9 million, partially offset by (d) a deferred tax benefit of $6.3 million.

Net cash provided by operating activities during the six months ended June 30, 2013 was $19.8 million, as a result of $13.5 million in cash generated from results of operations after adjusting for non-cash items, and a net increase in our operating assets and liabilities of $6.3 million. The net increase in operating assets and liabilities consisted primarily of: (i) an increase of $7.6 million in accounts payable due more effective cash management, and (ii) a $3.8 million increase in deferred revenue, partially offset by (a) an increase of $2.8 million in prepaid expenses and other assets, due primarily to prepaid licensing costs related to software that provides enhanced functionality as compared to our historic infrastructure and more favorable vendor pricing secured from multiple vendors, and (b) an increase of $1.9 million in accounts receivable related, in part, to higher billings. Additionally, net cash provided by operating activities during the six months ended June 30, 2013 consisted of a net loss of $8.9 million plus adjustments for non-cash items including (a) depreciation and amortization of $9.9 million, (b) amortization of intangible assets of $11.8 million, (c) stock-based compensation expense of $4.1 million, partially offset by (d) a deferred tax benefit of $4.8 million.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2014 and 2013 was $25.6 million and $19.7 million, respectively. During the six months ended June 30, 2014 and 2013, purchases of investments of $24.9 million and $25.0 million, respectively and maturities of investments of $24.5 million and $22.4 million, respectively primarily consisted of corporate securities. During the six months ended June 30, 2014, we used $8.8 million in cash, net of cash acquired of $0.2 million, to acquire all of the outstanding shares of docTrackr. During the six months ended June 30, 2014, we purchased a minority interest in a privately held company for $1.5 million, which is accounted for under the cost method. Cash used in investing activities related to capital expenditures for infrastructure during the six months ended June 30, 2014 and 2013 was $4.4 million and $3.3 million, respectively.
Investments in capitalized software development costs for the six months ended June 30, 2014 and 2013 were $13.1 million and $10.8 million, respectively. We anticipate capital expenditures and investments in our software development may increase in future periods, in line with our growth strategy.
Additionally, during the six months ended June 30, 2014, $2.4 million in cash that was restricted in 2013 was returned to us.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2014 of $1.2 million includes $79.2 million in proceeds related to the refinancing of our Term Loan Credit Facility of which $75.1 million was used to pay-off all the outstanding indebtedness under our Prior Credit Facility and $2.7 million was used to pay debt issuance costs related to the Term Loan Credit Facility and the Revolving Credit Facility.
Net cash used in financing activities for the six months ended June 30, 2013 of $0.8 million includes $0.6 million of repayments of outstanding finance arrangements and $0.4 million of payments on long-term debt.
Cash paid for interest, net of capitalized interest during the six months ended June 30, 2014 and 2013 was $1.3 million and $2.2 million, respectively.
Covenants
On February 24, 2014, we entered into our Term Loan Credit Facility and the Revolving Credit Facility, collectively, our Credit Facilities. On June 20, 2014, we amended our Revolving Credit Facility to, among other things, increase the maximum commitment to $15.0 million. The Credit Facilities are subject to certain affirmative and negative covenants, both financial and non-financial. These covenants include the timely submission of unqualified audited financial statements to the lender, as well as customary restrictions on certain activities, including the following, which are subject to lender approval, with certain exceptions:

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
We were in compliance with all applicable financial and non-financial covenants as of June 30, 2014. The agreements governing our credit facilities also contain customary events of default, including, but not limited to, cross-defaults among these agreements. Although we currently expect to remain in compliance with these existing covenants, any breach of these covenants or a change in control could result in a default, and subsequent cross-defaults, under our credit agreements, which could cause all of the outstanding indebtedness to become immediately due and payable and terminate all commitments from our lenders to extend further credit.
Liquidity and Capital Resources
We currently use the net cash generated from operations to fund our working capital needs and our capital expenditure requirements. At June 30, 2014, we had $37.6 million in cash and cash equivalents, $34.9 million in investments, and $41.2 million in accounts receivable, net of allowance for doubtful accounts and credit reserves. We believe that we have sufficient cash resources to continue operations for at least the next 12 to 24 months.
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
Our corporate credit ratings and rating agency outlooks as of June 30, 2014 are summarized in the table below.

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
Contractual Obligations and Commitments
The following table sets forth, as of June 30, 2014, certain significant cash obligations that will affect our future liquidity:

	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 years
	(In thousands)
Long-term debt, including current portion	$79,974	$937	$1,637	$77,400	$—
Interest on long-term debt	28,008	6,570	11,808	9,630	—
Operating leases	45,066	6,687	10,556	9,912	17,911
Third-party hosting commitments	5,956	3,795	2,161	—	—
Other	189	151	38	—	—
Total	$159,193	$18,140	$26,200	$96,942	$17,911
Long-Term Debt and Interest on Long-Term Debt
Interest on long-term debt in the table above includes interest payments on (i) the Term Loan Credit Facility through its maturity date, February 24, 2019, based on the amount of debt outstanding and the June 30, 2014 interest rate of 7.25%, representing a 2.00% floor, plus a margin of 5.25%, (ii) issued letters of credit under the Revolving Credit Facility, which bear interest at a rate of 2.50% and (iii) a commitment fee of 0.50% on the unused balance under the Revolving Credit Facility.

Other Financing Arrangements
In June 2011, we entered into a financing arrangement in the amount of $1.2 million for third-party software, including financing costs of $0.1 million to be repaid over a 50-month period ending in July 2015.
Operating Leases and Third-party Hosting Commitments
Our principal executive office in New York, New York occupies 43,304 square feet that is subject to a lease agreement that expires in July 2021. In addition, in March 2014, we entered into a lease for 51,325 square feet of office space in Waltham, Massachusetts. The term of this lease commenced in July 2014 and will continue until it expires in October 2024. Further, we have a facility in Charlestown, Massachusetts that occupies 36,557 square feet under a lease that expires in August 2014 with respect to 16,982 square feet and in December 2015 with respect to the remaining 19,575 square feet.
We also maintain space in Amsterdam, Chicago, Frankfurt, Hong Kong, London, Miami, Paris, San Francisco, São Paulo, Singapore, Sydney and Tokyo for our sales and services activities. We believe that our facilities are adequate for our current needs. However, we may obtain additional office space to house additional services personnel in the near future, and we may require other additional office space as our business grows.
Our commitments to our third-party hosting provider expire in December 2015. Our hosting obligations are largely impacted by service expansion requirements in line with the growth of our business.
Uncertain Tax Positions
Our tax reserves for uncertain tax positions of $4.6 million (including interest and penalties of $0.3 million) are included within “Other long-term liabilities” on our Consolidated Balance Sheet as of June 30, 2014.
Unrecognized tax benefits totaled $4.3 million and $3.9 million at June 30, 2014 and December 31, 2013, respectively. We do not expect that the balance of unrecognized tax benefits will significantly increase or decrease over the next twelve months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities beyond the next twelve months, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity.
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
ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Securities Class Action. On December 5, 2011, we became aware of a purported class action lawsuit filed in the U.S. District Court for the Southern District of New York, or the SDNY or the Court, against us and certain of our current and former executive officers. The complaint, or the Wallace Complaint, alleges that the defendants made false and misleading statements or omissions about our business prospects, financial condition and performance in violation of the Securities Exchange Act of 1934, as amended. The plaintiff seeks unspecified compensatory damages for the purported class of purchasers of our common stock during the period from February 17, 2011 through November 10, 2011, or the Allegation Period. On December 27, 2011, a second purported class action complaint, which makes substantially the same claims as, and is related to, the Wallace Complaint, was filed in the SDNY against us and certain of our current and former executive officers seeking similar unspecified compensatory damages for the Allegation Period. On April 3, 2012, the Court consolidated the actions and appointed Plumbers and Pipefitters National Pension Fund as lead plaintiff, and also appointed lead counsel in the consolidated action, or the Consolidated Class Action. On June 15, 2012, the lead plaintiff filed an amended complaint that, in addition to the original allegations made in the Wallace Complaint, alleges that we, certain of our current and former officers and directors, and the underwriters in our April 6, 2011 stock offering issued a registration statement and prospectus in connection with the offering that contained untrue statements of material fact or omitted material information required to be stated therein in violation of the Securities Act of 1933, as amended. The defendants filed motions to dismiss the action on July 31, 2012. On May 8, 2013, the Court issued an opinion dismissing claims based on certain allegations in the complaint, but otherwise denied defendants’ motions to dismiss. On June 28, 2013, defendants filed their answers to the Consolidated Class Action Complaint. On October 15, 2013, the Court entered the parties’ pretrial scheduling stipulation. In December 2013, the parties served each other with document requests and discovery is ongoing. On February 18, 2014, lead plaintiff filed its motion for class certification. Pursuant to an amended scheduling order entered by the Court on April 18, 2014, the defendants filed their opposition to class certification on June 13, 2014, and lead plaintiff filed its reply on July 18, 2014. Completion of summary judgment briefing is scheduled for July 13, 2015. We believe that these claims are without merit and intend to defend these lawsuits vigorously.
Horbal Derivative Action. On April 16, 2012, a shareholder derivative complaint, or the Horbal Action, was filed in the Supreme Court of the State of New York in New York County, or the New York State Court, against us and certain of our current and former directors and officers. The complaint alleges that the defendants breached their fiduciary duties by causing us to issue materially false and misleading statements about our business operations and financial condition during the same Allegation Period alleged in the Consolidated Class Action Complaint. On April 24, 2012, one of the director defendants removed the Horbal Action to the SDNY and, on May 22, 2012, the plaintiff moved to remand the case to New York State Court. On March 11, 2013, the SDNY granted plaintiff's motion to remand, and the case is currently pending in New York State Court. On June 6, 2013, the parties filed a stipulation with the New York State Court agreeing to stay all proceedings in the Horbal Action, including discovery, until ninety days after the SDNY issues a scheduling order in the Consolidated Class Action. On January 13, 2014, the parties filed a stipulation with the New York State Court agreeing to work together on a schedule for defendants’ time to answer, move against or otherwise respond to the complaint or an amended complaint. On June 6, 2014, plaintiff filed an amended complaint that continues to assert the same claims against the same defendants. Pursuant to a proposed stipulation filed on June 12, 2014, the defendants' filed their motion to dismiss amended complaint on July 14, 2014. Plaintiff's opposition is due by August 18, 2014 and the defendants' reply is due by September 8, 2014. We believe the claims in the Horbal Action are without merit and intend to defend this lawsuit vigorously.
Levine Shareholder Demand Letter/Complaint. We received a shareholder demand letter, dated May 16, 2013, demanding that our board of directors, or the Board, take action to remedy alleged breaches of fiduciary duty by current and former directors and officers. These alleged breaches are based on the same alleged misconduct in the complaints in the Horbal and Consolidated Class Actions. The letter specifically demands that our Board undertake an independent internal investigation into the alleged breaches and commence a civil action against each of the allegedly breaching current and former directors and officers. On June 26, 2013, our Board created a Demand Committee to conduct an investigation into the allegations in the Levine demand letter. On December 13, 2013, the shareholder filed a derivative complaint, or the Levine Action, in New York State Court against us and certain of our current and former directors and officers. The Levine Action alleges that since our Board has not responded substantively to the shareholder’s demand letter in over six months, this has resulted in an improper “functional refusal” of the demand. The Levine Action makes substantially the same claims as, and is related to, the Horbal and Consolidated Class Actions. It alleges, among other things, that the defendants breached their fiduciary duties by making materially false and misleading statements related to the strength of our business and customer satisfaction. On March 27, 2014, counsel for the Demand Committee sent a letter to shareholder’s counsel stating that, after thorough investigation of the allegations in the demand letter, our Board concluded that taking any or all of the demanded actions would not serve the best interests of our Company and shareholders, and voted unanimously to reject the demand. Pursuant to a stipulation filed on June 2, 2014, the defendants filed motions to dismiss the action on July 2, 2014. The plaintiff did not file any response to the defendants' motions to dismiss by the return date. Pursuant to a conference with the court held on August 8, 2014, the plaintiff must file any opposition to the motions to dismiss by August 29, 2014 and the defendants' replies are due September 19, 2014. We believe the claims in the Levine Action are without merit and intend to defend this lawsuit vigorously.
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
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5: OTHER INFORMATION
None.
ITEM 6: EXHIBITS
(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
2.1*	Agreement and Plan of Merger, by and among IntraLinks, Inc., docTrackr, Inc., the Key Holders and the Holder Representative, dated as of April 19, 2014.
10.1
First Amendment, dated as of June 20, 2014, to the Credit Agreement, dated as of February 24, 2014, by and among Intralinks Holdings, Inc., Intralinks International Holdings LLC and docTrackr, Inc. as Guarantors, Intralinks, Inc. as Borrower and JPMorgan Chase Bank, N.A. as Lender (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 23, 2014).

10.2
Second Amendment to Lease, dated as of June 27, 2014, by and among Intralinks Holdings, Inc. and Schrafft Center LLC (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 2, 2014).

10.3*	Employment Agreement, dated as of March 30, 2012, by and between Intralinks Holdings, Inc. and Jose Almandoz.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Calculation Linkbase Document
101.LAB+	XBRL Taxonomy Label Linkbase Document
101.PRE+	XBRL Taxonomy Presentation Linkbase Document
101.DEF+	XBRL Taxonomy Definitions Linkbase Document

* Filed herewith.

+ Attached as Exhibits 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the three months ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

INTRALINKS HOLDINGS, INC.
By: /s/ Ronald W. Hovsepian
Date: August 8, 2014	Ronald W. Hovsepian President and Chief Executive Officer

By: /s/ Derek Irwin
Date: August 8, 2014	Derek Irwin Chief Financial Officer