Form 10-Q
period 2014-09-30
IntraLinks Holdings, Inc.
filed 2014-11-07
CIK 1488075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding at October 31, 2014
Common Stock, par value $0.001 per share	56,726,228

INTRALINKS HOLDINGS, INC
QUARTERLY REPORT ON FORM 10-Q
For the quarter ended September 30, 2014

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
Intralinks®, Intralinks Connect®, Intralinks DealNexus®, Intralinks Dealspace®, Intralinks Debtspace™, Intralinks Fundspace™, Intralinks Studyspace™, Intralinks VIA® and other trademarks and registered trademarks of Intralinks appearing in this Quarterly Report are the property of Intralinks. Other trademarks or service marks that may appear in this Quarterly Report are the property of their respective holders. Solely for convenience, the trademarks and trade names in this Quarterly Report are referred to without the ®, ™ and SM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.
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

PART I - FINANCIAL INFORMATION
ITEM 1: Financial Statements
INTRALINKS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)
(unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$30,883	$50,540
Investments	14,499	34,886
Accounts receivable, net of allowances of $3,453 and $3,152, respectively	48,286	38,322
Deferred taxes	13,264	12,148
Prepaid expenses	7,649	6,036
Restricted cash	—	2,442
Other current assets	4,370	4,576
Total current assets	118,951	148,950
Investments	17,769	—
Fixed assets, net	17,128	14,100
Capitalized software, net	38,292	32,341
Goodwill	224,383	215,869
Other intangibles, net	68,043	83,648
Other assets	7,130	1,054
Total assets	$491,696	$495,962
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,361	$11,052
Current portion of long-term debt	940	209
Deferred revenue	49,447	44,651
Accrued expenses and other current liabilities	25,651	26,667
Total current liabilities	89,399	82,579
Long-term debt	78,093	75,004
Deferred taxes	9,196	16,989
Other long-term liabilities	6,346	5,289
Total liabilities	183,034	179,861
Commitments and contingencies (Note 13)
Stockholders' equity:
Undesignated Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common Stock, $0.001 par value; 300,000,000 shares authorized; 56,707,832 and 56,054,484 shares issued and outstanding, respectively	57	56
Additional paid-in capital	437,707	429,549
Accumulated deficit	(128,117)	(112,714)
Accumulated other comprehensive loss	(985)	(790)
Total stockholders' equity	308,662	316,101
Total liabilities and stockholders' equity	$491,696	$495,962
 The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share Data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue	$65,605	$59,116	$188,403	$171,879
Cost of revenue	17,082	15,919	51,167	47,709
Gross profit	48,523	43,197	137,236	124,170
Operating expenses:
Sales and marketing	29,366	27,122	85,357	79,310
General and administrative	17,930	13,844	52,883	41,701
Product development	5,150	4,878	16,075	14,236
Total operating expenses	52,446	45,844	154,315	135,247
Loss from operations	(3,923)	(2,647)	(17,079)	(11,077)
Interest expense	1,126	1,242	3,091	3,516
Amortization of debt issuance costs	143	71	436	287
Other expense (income), net	995	(662)	786	306
Net loss before income tax	(6,187)	(3,298)	(21,392)	(15,186)
Income tax benefit	(1,836)	(782)	(5,989)	(3,757)
Net loss	$(4,351)	$(2,516)	$(15,403)	$(11,429)
Net loss per common share
Basic	$(0.08)	$(0.05)	$(0.28)	$(0.21)
Diluted	$(0.08)	$(0.05)	$(0.28)	$(0.21)
Weighted average number of shares
Basic	56,001,583	55,191,868	55,799,506	55,042,305
Diluted	56,001,583	55,191,868	55,799,506	55,042,305

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net loss	$(4,351)	$(2,516)	$(15,403)	$(11,429)
Foreign currency translation adjustment, net of tax	(667)	112	(195)	(337)
Total other comprehensive (loss) income, net of tax	(667)	112	(195)	(337)
Comprehensive loss	$(5,018)	$(2,404)	$(15,598)	$(11,766)

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(15,403)	$(11,429)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,779	15,142
Amortization of intangible assets	17,803	17,778
Stock-based compensation expense	7,684	6,225
Deferred income tax benefit	(9,100)	(6,298)
Other, net	3,206	2,111
Changes in operating assets and liabilities:
Accounts receivable	(12,070)	(1,186)
Prepaid expenses and other assets	(1,814)	(2,430)
Accounts payable	914	3,550
Accrued expenses and other liabilities	(929)	710
Deferred revenue	4,522	5,960
Net cash provided by operating activities	13,592	30,133
Cash flows from investing activities:
Capitalized software development costs	(19,652)	(16,575)
Capital expenditures	(7,041)	(5,432)
Purchases of investments	(27,062)	(36,477)
Maturities of investments	29,179	32,596
Purchases of cost method investments	(3,499)	—
Acquisitions, net of cash acquired	(8,632)	(600)
Restricted cash	2,443	(2,443)
Net cash used in investing activities	(34,264)	(28,931)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	79,200	—
Payments on long-term debt	(75,298)	(616)
Payments of outstanding financing arrangements	(300)	(631)
Deferred financing costs	(2,829)	—
Exercise of stock options and issuance of common stock, net of withholding taxes	474	1,155
Other	(188)	—
Net cash provided by (used in) financing activities	1,059	(92)
Effect of foreign exchange rate changes on cash and cash equivalents	(44)	(265)
Net (decrease) increase in cash and cash equivalents	(19,657)	845
Cash and cash equivalents at beginning of period	50,540	43,798
Cash and cash equivalents at end of period	$30,883	$44,643

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
In the opinion of management, the accompanying unaudited consolidated financial statements contain all normal and recurring adjustments necessary for a fair statement of the Company's consolidated financial condition, results of operations and changes in cash flows for the interim periods presented. The Company’s historical results are not necessarily indicative of future operating results and the results for the nine months ended September 30, 2014 are not necessarily indicative of results to be expected for the full year or for any other period.
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
Revenue Recognition - The Company derives revenue principally through fixed commitment contracts under which the Company provides customers various services, including access to the cloud-based Intralinks Platform, which includes Intralinks exchanges and Intralinks VIA, as well as the related customer support and other services. The Company's customers do not have a contractual right, or the ability, to take possession of the Intralinks software at any time during the hosting period, or contract with an unrelated third party to host the Intralinks software. Therefore, revenue recognition for the Company's services is not accounted for under specific guidance of the Financial Accounting Standards Board ("FASB") on software revenue recognition. The Company recognizes revenue for its services ratably over the contracted service period, provided that there is persuasive evidence of an arrangement, the service has been provided to the customer, collection is reasonably assured, the amount of fees to be paid by the customer is fixed or determinable, and the Company has no significant remaining obligation at the completion of the contracted term. In circumstances where the Company has a significant remaining obligation after completion of the initial contract term, revenue is recognized ratably over the extended service period. The Company's contracts do not contain general rights of return.
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

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Additionally, certain of the Company's customer contracts contain provisions for set-up, implementation and other professional services relating to the customer's use of the Intralinks Platform. The Company believes that these set-up, implementation and other professional services provide value to the customer over the entire period that the exchange is active, including renewal periods, and therefore the revenue related to these set-up types of services is recognized over the longer of the contract term or the estimated relationship life, which generally ranges from two to four years. The Company will continue to evaluate the length of the amortization period of the revenue related to set up, implementation and other professional service fees to determine if a change in this estimate is warranted in future periods.
During the nine months ended September 30, 2014, there were no material changes to the Company's significant accounting policies from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance outlines a single comprehensive model for entities to use in accounting for revenue. Under the guidance, which supersedes current revenue recognition guidance, revenue is recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard is effective for public entities with annual and interim reporting periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt the guidance. The Company is currently evaluating implementation methods and the effect that implementation of this standard will have on the Company’s Consolidated Financial Statements upon adoption.
In June 2014, the FASB issued ASU 2014-12, Stock Compensation, providing guidance on accounting for share-based payment awards when the terms of an award provide that a performance target could be achieved after the requisite service period. The update clarifies that performance targets that can be achieved after the requisite service period of a share-based payment award be treated as performance conditions that affect vesting. These awards should be accounted for under Accounting Standards Codification Topic 718, Compensation - Stock Compensation, and existing guidance should be applied as it relates to awards with performance conditions that affect vesting. The update will become effective for the Company for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company is currently evaluating the impact of the adoption of this standard, if any, on its Consolidated Financial Statements.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The standard requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. The update will become effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter. The Company does not expect this standard to have a material impact on its Consolidated Financial Statements.
3. Investments and Fair Value Measurements
The Company has classified its investments in corporate securities and commercial paper as held-to-maturity and as such, has recorded them at amortized cost. Interest earned on these debt securities is included in “Other (income) expense, net” within the Consolidated Statements of Operations. The gross unrecognized holding gains and losses for the three and nine months ended September 30, 2014 and 2013, respectively, were not material.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following tables summarize these investments:

			September 30, 2014
Security Type	Remaining Maturity	Consolidated Balance Sheet Classification	Amortized Cost
			(In thousands)
Corporate Securities	1 to 288 Days	Investments (current)	$14,499
Corporate Securities	366 to 659 Days	Investments (non-current)	17,769
Total			$32,268

			December 31, 2013
Security Type	Remaining Maturity	Consolidated Balance Sheet Classification	Amortized Cost
			(In thousands)
Commercial Paper	100 to 257 Days	Investments (current)	$6,791
Corporate Securities	6 to 302 Days	Investments (current)	28,095
Total			$34,886
The fair value hierarchy under the FASB’s guidance requires the categorization of assets and liabilities into three levels based upon the assumptions used to measure the assets or liabilities. The three levels for categorizing assets and liabilities measured at fair value are as follows:

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

•	Level 3: Fair value measurement of the asset or liability using unobservable inputs that reflect the Company’s own assumptions regarding the applicable asset or liability.
The following table summarizes the assets measured at fair value on a recurring basis as of September 30, 2014:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Asset:
Money market funds as cash equivalents	$12,612	$12,612	$—	$—

The following table summarizes those assets measured at fair value on a recurring basis as of December 31, 2013:

	Total	Level 1	Level 2	Level 3
	(In thousands)
Asset:
Money market funds as cash equivalents	$5,031	$5,031	$—	$—

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company's non-financial assets, which include goodwill, intangible assets, fixed assets, capitalized software and cost method investments, are adjusted to fair value only when an impairment charge is recognized. These fair value measurements are based predominantly on Level 3 inputs.
At September 30, 2014, the carrying values of the Company's investments accounted for under the cost method totaled $3.5 million and are included in "Other assets" on the Company's Consolidated Balance Sheet. On a quarterly basis, the Company evaluates whether an event or change in circumstances has occurred in the reporting period that may have a significant adverse effect on the fair value of a cost method investment. If an event or change in circumstances that may cause a significant adverse effect on the fair value of a cost method investment occurs, then the fair value of such cost method investment is estimated to determine if the investment is impaired. No such events or changes in circumstances occurred during the reporting period.
4. Goodwill and Other Intangibles
Acquisitions
On April 23, 2014, the Company acquired all of the outstanding shares of docTrackr, Inc, a provider of document security solutions, for a total consideration of $10.5 million in cash, of which, $1.5 million is subject to a holdback to cover any post-closing indemnification claims by the Company. The holdback is scheduled to be released in two installments, the first in the amount of $0.5 million and the second in the amount of $1.0 million, less, in each case, any amounts paid or reserved for outstanding indemnity claims, as of the applicable holdback release date. This transaction was accounted for as a business combination under the acquisition method. Assets acquired and liabilities assumed were recorded at fair value and the results of docTrackr, Inc. have been included within the Company’s Consolidated Financial Statements since the date of the acquisition. Pro forma financial information related to this acquisition was not included because the impact on the Company's Consolidated Statement of Operations was not considered to be material. The purchase price was allocated among tangible and intangible assets and liabilities as follows: net tangible assets of $0.1 million, developed technology of $1.9 million with an estimated useful life of 5 years, non compete agreements of $0.3 million with an estimated useful life of 3 years, a net deferred tax liability of $0.3 million and goodwill of $8.5 million. The weighted average useful life for the intangible assets is 4.7 years. The goodwill acquired is not deductible for tax purposes.
Goodwill
At September 30, 2014, changes in the carrying amount of the Company's goodwill for the nine months then ended consisted of the following:

Goodwill
(In thousands)
Balance as of December 31, 2013	$215,869
Acquisition of docTrackr, Inc.	8,514
Balance as of September 30, 2014	$224,383
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
At September 30, 2014, other intangibles consisted of the following:

	Definite–Lived Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer relationships	$141,973	$(103,395)	$38,578
Developed technology	134,542	(111,220)	23,322
Trade name	14,629	(8,893)	5,736
Non-compete agreements	1,337	(930)	407
Total	$292,481	$(224,438)	$68,043

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

At December 31, 2013, other intangibles consisted of the following:

	Definite–Lived Intangible Assets
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Customer relationships	$141,973	$(92,750)	$49,223
Developed technology	132,642	(105,096)	27,546
Trade name	14,629	(7,980)	6,649
Non-compete agreements	1,039	(809)	230
Total	$290,283	$(206,635)	$83,648
The Company has not identified indicators of impairment for any of the definite-lived intangible assets through September 30, 2014.
Total intangible amortization expense is classified in each of the operating expense categories as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Cost of revenue	$2,089	$2,082	$6,123	$6,151
Sales and marketing	3,544	3,550	10,645	10,646
General and administrative	356	335	1,035	981
Total	$5,989	$5,967	$17,803	$17,778
At September 30, 2014, amortization expense on an annual basis for the succeeding five years and thereafter is estimated to be as follows:

Amount
(In thousands)
2014 remaining	$5,988
2015	23,949
2016	23,866
2017	11,799
2018	1,629
Thereafter	812
Total	$68,043

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5. Fixed Assets
Fixed assets consisted of the following:

	September 30,	December 31,
	2014	2013
	(In thousands)
Computer equipment and software	$32,352	$30,605
Furniture, fixtures and office equipment	4,067	3,222
Leasehold improvements	7,842	6,884
Total fixed assets	44,261	40,711
Less: Accumulated depreciation and amortization	(27,133)	(26,611)
Fixed assets, net	$17,128	$14,100

Depreciation expense is classified in each of the operating expense categories as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Cost of revenue	$870	$730	$2,530	$2,106
Sales and marketing	281	186	816	606
General and administrative	195	187	706	557
Product development	176	166	567	560
Total	$1,522	$1,269	$4,619	$3,829

6. Capitalized Software
Capitalized software consisted of the following:

	September 30,	December 31,
	2014	2013
	(In thousands)
Capitalized software	$114,805	$96,478
Less: Accumulated amortization	(76,513)	(64,137)
Capitalized software, net	$38,292	$32,341

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Total amortization expense is classified in each of the operating expense categories as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Cost of revenue	$4,369	$3,768	$13,095	$10,608
Sales and marketing	120	56	217	155
General and administrative	534	197	848	550
Total	$5,023	$4,021	$14,160	$11,313

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2014	2013
	(In thousands)
Salaries, commissions and related expenses	$12,464	$15,601
Other accrued expenses	13,187	11,066
Total accrued expenses and other current liabilities	$25,651	$26,667

8. Income Tax
The Company's effective tax rates for the three- and nine-month periods ended September 30, 2014 were 29.7% and 28.0%, respectively. These effective tax rates differ from the U.S. Federal statutory tax rate due primarily to stock-based compensation expenses for incentive stock options ("ISOs") and the Company's 2010 Employee Stock Purchase Plan ("2010 ESPP") that are not tax-deductible, non-deductible executive compensation, foreign income taxes and state and local income taxes, offset by state research and development tax credits and tax benefits from ISO disqualifications.
The Company's effective tax rates for the three- and nine-month periods ended September 30, 2013 were 23.7% and 24.7%, respectively. These effective tax rates differ from the U.S. Federal statutory tax rate due primarily to stock-based compensation expenses for ISOs and the 2010 ESPP that are not tax-deductible, foreign income taxes and state and local income taxes, offset by research and development tax credits and tax benefits from ISO disqualifications. In addition, the nine-month effective tax rate at September 30, 2013 was increased by an out-of-period adjustment for shortfalls in stock-based compensation.
In 2013, the U.S. Internal Revenue Service (“IRS”) concluded an audit of the Company's U.S. Federal income tax returns for the years ended December 31, 2006 through 2009. The Company received a Notice of Proposed Adjustments for 2006, 2007 and 2008 from the IRS disallowing $58.3 million of foreign branch losses on the basis that they constitute dual consolidated losses in the U.S. and the IRS is asserting that the Company is not entitled to reasonable cause relief for late election filings. The Company disagrees with the proposed adjustments and has filed an appeal. Management believes that it is more likely than not that the Company's position, with respect to these adjustments, will be sustained.
During the three months ended September 30, 2014, the IRS commenced an examination of the Company’s 2010 and 2011 U.S. Federal income tax returns. Management believes that it is reasonably possible the IRS could propose audit adjustments related to these years impacting the Company’s net operating loss carryforwards. However, management believes it has adequately provided for all uncertain tax positions and any potential audit adjustments would not have a material impact on the Company’s financial position, results of operations or cash flows.
Unrecognized tax benefits totaled $4.5 million and $3.9 million at September 30, 2014 and December 31, 2013, respectively. Management does not expect that the balance of unrecognized tax benefits will significantly increase or decrease over the next

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

twelve months. If recognized, unrecognized tax benefits of $3.8 million and $3.4 million at September 30, 2014 and December 31, 2013, respectively, would favorably impact the Company's effective income tax rate.
9. Debt
Long-term debt consisted of the following:

	September 30,	December 31,
	2014	2013
	(In thousands)
Term Loan Credit Facility	$79,600	$—
Term Loan Credit Facility original issue discount	(707)	—
First Lien Credit Agreement (the “Prior Credit Facility”)	—	74,898
Other financing arrangements	140	315
Total debt	79,033	75,213
Less: current portion ("Term Loan Credit Facility")	(800)	—
Less: current portion (Other financing arrangements)	(140)	(209)
Total long-term debt	$78,093	$75,004
Based on available market information, the estimated fair value of the Company’s long-term debt was $78.1 million and $75.0 million as of September 30, 2014 and December 31, 2013, respectively. These fair value measurements were determined using Level 2 observable inputs, as defined in Note 3. The estimated fair value of the Company’s other financing arrangements approximates the carrying value at each reporting period.
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
The Company's Revolving Credit Facility, put in place in February 2014 (the "Revolving Credit Facility"), originally provided for commitments of up to $10.0 million for general corporate purposes, working capital, certain investments, acquisitions and letters of credit. On June 20, 2014, the Revolving Credit Facility was amended to, among other things, increase the maximum commitment to $15.0 million. Loan drawings under the Revolving Credit Facility are subject to a further cap based on the Company’s borrowing base, which is equal to 85% of its eligible accounts receivable, minus customary reserves established by the Company’s lender. In addition, following the June 2014 amendment of this facility, up to 50% of the Company's eligible accounts receivable can be made up of account debtors of the Company based in certain European countries. Loans under the Revolving Credit Facility bear interest at the Eurodollar rate plus 2.50%. In addition, the Company pays a commitment fee in arrears on the first business day of each fiscal quarter of 0.50% on the average daily unused balance under the Revolving Credit Facility. The Revolving Credit Facility matures and the commitments thereunder terminate on the earlier of February 24, 2019 and the date that is six months prior to the maturity date of the Term Loan Credit Facility. Available borrowings under the Revolving Credit Facility are reduced by any outstanding letters of credits issued on behalf of the Company under this facility. As of September 30, 2014, the Company had $3.2 million in outstanding letters of credit issued under its Revolving Credit Facility.
Debt issuance costs of approximately $2.8 million related to the Credit Facilities were deferred and are being amortized over the term of the loans. At September 30, 2014, unamortized debt issuance costs of $0.6 million and $2.0 million were recorded within "Other current assets" and "Other assets (non-current)," respectively, on the Consolidated Balance Sheet.
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

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Credit Facilities include covenants that restrict certain activities by the Company, as well as require the Company to comply with certain financial ratios such as a Consolidated Net Leverage Ratio and a springing Fixed Charge Coverage Ratio, as these terms are defined in the agreements governing the Credit Facilities. The agreements governing the Credit Facilities also contain other affirmative and negative covenants with which the Company is required to comply. The Company was in compliance with all applicable covenants as of September 30, 2014.
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
In February 2014, the Company granted 175,000 restricted stock units to its CEO, Ronald Hovsepian, pursuant to the Company's 2010 Equity Incentive Plan. Vesting of this award is based upon the achievement of specified stock performance and service thresholds. The Company performed a Monte-Carlo simulation to calculate the award’s fair value of $1.3 million. During the third quarter of 2014, the Company recognized $0.2 million of stock-based compensation expense related to this award.
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

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Total stock-based compensation expense related to all of the Company’s stock awards was included in operating expense categories, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Cost of revenue	$151	$194	$423	$511
Sales and marketing	549	359	1,377	981
General and administrative	1,703	1,202	4,779	3,760
Product development	384	342	1,105	973
Total	$2,787	$2,097	$7,684	$6,225
11. Net Loss per Share
The following table provides the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net loss (in thousands)	$(4,351)	$(2,516)	$(15,403)	$(11,429)
Denominator:
Weighted-average shares used to compute basic net loss per share	56,001,583	55,191,868	55,799,506	55,042,305
Effect of potentially dilutive securities:
Options to purchase common stock	—	—	—	—
Unvested shares of restricted stock awards	—	—	—	—
Unvested shares of restricted stock units	—	—	—	—
Weighted-average shares used to compute diluted net loss per share	56,001,583	55,191,868	55,799,506	55,042,305
Net loss per share:
Basic	$(0.08)	$(0.05)	$(0.28)	$(0.21)
Diluted	$(0.08)	$(0.05)	$(0.28)	$(0.21)
The following outstanding options to purchase Common Stock, unvested shares under restricted stock awards and unvested shares issuable upon settlement of restricted stock units were excluded from the computation of diluted net loss per share for the periods presented as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Options to purchase common stock	4,981,517	5,251,770	4,981,517	5,251,770
Unvested shares of restricted stock awards	586,205	577,449	586,205	577,449
Unvested shares of restricted stock units	1,850,244	1,240,548	1,850,244	1,240,548
12. Related Party Transactions
Affiliates of one of our largest stockholders, TA Associates, L.P., are also customers of the Company. These affiliates made payments to the Company in connection with their purchase of services using the Intralinks platform. Revenue generated and amounts due from these affiliates of TA Associates, L.P. as of September 30, 2014 and for the three and nine months ended September 30, 2014 were immaterial.

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
Securities Class Action. On December 5, 2011, the Company became aware of a purported class action lawsuit filed in the U.S. District Court for the Southern District of New York (the "SDNY" or the "Court") against the Company and certain of its current and former executive officers. The initial complaint (the "Wallace Complaint") alleges that the defendants made false and misleading statements or omissions about the Company’s business prospects, financial condition and performance in violation of the Securities Exchange Act of 1934, as amended. The plaintiff seeks unspecified compensatory damages for the purported class of purchasers of the Company's common stock during the period from February 17, 2011 through November 10, 2011 (the "Allegation Period"). On December 27, 2011, a second purported class action complaint, which makes substantially the same claims as, and is related to, the Wallace Complaint, was filed in the SDNY against the Company and certain of its current and former executive officers seeking similar unspecified compensatory damages for the Allegation Period. On April 3, 2012, the Court consolidated the actions and appointed Plumbers and Pipefitters National Pension Fund as lead plaintiff, and also appointed lead counsel in the consolidated action ("Consolidated Class Action"). On June 15, 2012, the lead plaintiff filed an amended complaint (“Consolidated Class Action Complaint”), that in addition to the original allegations made in the Wallace Complaint, alleges that the Company, certain of its current and former officers and directors, and the underwriters in Intralinks’ April 6, 2011 stock offering issued a registration statement and prospectus in connection with the offering that contained untrue statements of material fact or omitted material information required to be stated therein in violation of the Securities Act of 1933, as amended. The defendants filed their motions to dismiss on July 31, 2012. On May 8, 2013, the Court issued an opinion dismissing claims based on certain allegations in the complaint, but otherwise denied defendants' motions to dismiss. On June 28, 2013, defendants filed their answers to the Consolidated Class Action Complaint. On October 15, 2013, the Court entered the parties’ pretrial scheduling stipulation. In December 2013, the parties served each other with document requests and discovery is ongoing. On February 18, 2014, lead plaintiff filed its motion for class certification. Pursuant to an amended scheduling order entered by the Court on April 18, 2014, the defendants filed their opposition to class certification on June 13, 2014, and plaintiff filed its reply on July 18, 2014. On September 30, 2014, the Court issued an opinion certifying a class of all persons who purchased the Company's stock between February 17, 2011 and November 11, 2011 and a subclass of persons who purchased the Company's stock pursuant or traceable to the Company's April 6, 2011 offering. On October 6, 2014, the Court entered the parties' scheduling stipulation, which extended the deadline to complete fact discovery to February 27, 2015. Under that same stipulation, summary judgment briefing must be completed by November 23, 2015. On October 14, 2014, the defendants filed a petition in the U.S. Court of Appeals for the Second Circuit for permission to appeal the September 30, 2014 opinion granting plaintiff's motion for class certification. Plaintiff filed its opposition to defendants' petition on October 27, 2014 and, on November 5, 2014, defendants filed a motion in the U.S. Court of Appeals for the Second Circuit for permission to file a reply in further support of their petition. The Company believes that these claims are without merit and intends to defend this lawsuit vigorously.
Horbal Derivative Action. On April 16, 2012, a shareholder derivative complaint (the "Horbal Action") was filed in the Supreme Court of the State of New York in New York County ("New York State Court") against the Company and certain of its current and former directors and officers. The complaint alleges that the defendants breached their fiduciary duties by causing the Company to issue materially false and misleading statements about the Company's business operations and financial condition during the same Allegation Period alleged in the Consolidated Class Action Complaint. On April 24, 2012, one of the director defendants removed the Horbal Action to the SDNY and, on May 22, 2012, the plaintiff moved to remand the case to New York State Court. On March 11, 2013, the SDNY granted plaintiff's motion to remand, and the case is currently pending in New York State Court. On June 6, 2013, the parties filed a stipulation with the New York State Court agreeing to stay all proceedings in the Horbal Action, including discovery, until ninety days after the SDNY issues a scheduling order in the Consolidated Class Action. On January 13,

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2014, the parties filed a stipulation with the New York State Court agreeing to work together on a schedule for defendants’ time to answer, move against or otherwise respond to the complaint or an amended complaint. On June 6, 2014, plaintiff filed an amended complaint that continues to assert the same claims against the same defendants. Defendants filed their motions to dismiss the amended complaint on July 14, 2014. Plaintiff filed his opposition on August 18, 2014, and defendants filed their replies on September 8, 2014. The Court has scheduled oral argument on the motions to dismiss in the Horbal Action for February 4, 2015. The Company believes the claims in the Horbal Action are without merit and intends to defend this lawsuit vigorously.
Levine Shareholder Demand Letter/Complaint. The Company received a shareholder demand letter, dated May 16, 2013, demanding that the Company's Board take action to remedy alleged breaches of fiduciary duty by current and former directors and officers of the Company. These alleged breaches are based on the same alleged misconduct in the complaints in the Horbal and Consolidated Class Actions. The letter specifically demands that the Company's Board undertake an independent internal investigation into the alleged breaches and commence a civil action against each of the allegedly breaching current and former directors and officers. On June 26, 2013, the Company's Board created a Demand Committee to conduct an investigation into the allegations in the Levine demand letter. On December 13, 2013, the shareholder filed a derivative complaint (the “Levine Action”) in New York State Court against the Company and certain of its current and former directors and officers. The Levine Action alleges that since the Company’s Board has not responded substantively to the shareholder’s demand letter in over six months, this has resulted in an improper “functional refusal” of the demand. The Levine Action makes substantially the same claims as, and is related to, the Horbal and Consolidated Class Actions. It alleges, among other things, that the defendants breached their fiduciary duties by making materially false and misleading statements related to the strength of the Company’s business and customer satisfaction. On March 27, 2014, counsel for the Demand Committee sent a letter to shareholder’s counsel stating that, after thorough investigation of the allegations in the demand letter, the Board concluded that taking any or all of the demanded actions would not serve the best interests of the Company and its shareholders, and voted unanimously to reject the demand. Pursuant to a stipulation filed on June 2, 2014, the defendants filed motions to dismiss the action on July 2, 2014. Plaintiff did not file an opposition by the return date specified in defendants' motions to dismiss. However, pursuant to a stipulation filed by the parties on August 14, 2014, plaintiff filed his opposition and his request to conduct document discovery on August 29, 2014, and defendants filed their replies on September 19, 2014. The Court has scheduled oral argument on the motions to dismiss in the Levine Action for February 4, 2015. The Company believes the claims in the Levine Action are without merit and intends to defend this lawsuit vigorously.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under the heading "Risk Factors" in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, our actual results may differ materially from those anticipated in these forward-looking statements.
Executive Overview
Intralinks is a leading global provider of Software-as-a-Service, or SaaS, solutions for secure enterprise content collaboration within and among organizations. Our cloud-based solutions enable organizations to control, track, search, exchange and collaborate on time-sensitive information inside and outside the firewall, all within a secure and easy-to-use environment. Our customers rely on our cost-effective solutions to manage large amounts of electronic information, accelerate information intensive business processes, reduce time to market, optimize critical information workflow, meet regulatory and risk management requirements and collaborate with business counterparties in a secure, auditable and compliant manner. We help our customers eliminate many of the inherent risks and inefficiencies of using email, fax, courier services and other existing solutions to collaborate and exchange information.
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
We deliver our solutions through redundant multi-customer SaaS systems and use primary instances of our software to serve all of our customers. We sell our solutions directly through a field team with industry-specific expertise, an inside sales team and indirectly through a customer referral network and channel partners. During the nine months ended September 30, 2014, we generated $188.4 million in revenue, 42.8% of which was derived from sales across 88 countries outside of the United States.
In April 2013, we broadly launched Intralinks VIA, a secure and scalable SaaS solution for enterprise content sharing and collaboration within and beyond the corporate firewall. Designed for business collaboration in a variety of markets and industries, Intralinks VIA enables users to sync, share and manage information, tightly control access to shared files and work efficiently on group projects. In addition, in October 2014, we announced the broad availability of Intralinks VIA 2.0, a new version of our Intralinks VIA offering that incorporates advanced capabilities of the Intralinks platform, including new information rights management technology.
In April 2013, we also announced the acquisitions of PE-Nexus and MergerID, which we combined in September 2013 to create Intralinks DealNexus, an online platform for the deal making community that brings together qualified M&A professionals with matching deal criteria and opportunities. The Intralinks DealNexus platform offers a low-cost and confidential way for deal makers to market deals broadly and then find and engage the best buyers or capital partners.
In April 2014, we acquired docTrackr, Inc., or docTrackr, and its leading digital rights management technology. We have subsequently integrated the docTrackr technology into the Intralinks platform, providing plug-in free information rights management that gives users the ability to tightly manage access to shared files, along with visibility into how files are being used and distributed.
Throughout 2013 and 2014, we have made and continue to make enhancements and improvements in our infrastructure based on the operational assessments we conducted during 2012; we are continuing a redesign of our sales model, focusing on improving marketing and demand generation, refining our inside sales model and sales specialization in our enterprise sales force; we are following the Agile development methodology; and we are focusing on our program of intellectual property protection and on generating and identifying a significant number of innovations.

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
Our management relies on the key performance indicators set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. We discuss revenue under "Results of Operations" and net cash provided by operating activities under "Liquidity and Capital Resources." Other measures of our performance, including non-GAAP adjusted gross profit, non-GAAP adjusted gross margin, non-GAAP adjusted operating income, non-GAAP adjusted net income, non-GAAP adjusted EBITDA, non-GAAP adjusted EBITDA margin, and free cash flow are defined and discussed under "Non-GAAP Financial Measures" below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Consolidated Statement of Operations Data:	(In thousands)
Revenue	$65,605	$59,116	$188,403	$171,879
Non-GAAP adjusted gross profit	$50,763	$45,473	$143,782	$130,832
Non-GAAP adjusted gross margin	77.4%	76.9%	76.3%	76.1%
Non-GAAP adjusted operating income	$4,853	$5,417	$8,408	$12,926
Non-GAAP adjusted net income	$1,605	$2,955	$2,539	$5,467
Non-GAAP adjusted EBITDA	$11,398	$10,707	$27,187	$28,068
Non-GAAP adjusted EBITDA margin	17.4%	18.1%	14.4%	16.3%
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$2,705	$10,376	$13,592	$30,133
Free cash flow	$(6,443)	$2,494	$(13,101)	$8,126
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

•
Non-GAAP adjusted EBITDA represents net loss adjusted to exclude, if applicable: (1) depreciation and amortization, (2) amortization of intangible assets, (3) stock-based compensation expense, (4) impairment charges or asset write-offs, (5) interest expense, (6) amortization of debt issuance costs, (7) other (income) expense, net, (8) costs related to public stock offerings and (9) income tax (benefit) expense.

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
The table below provides reconciliations of U.S. GAAP financial measures to the non-GAAP financial measures discussed above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Gross profit	$48,523	$43,197	$137,236	$124,170
Gross margin	74.0%	73.1%	72.8%	72.2%
Cost of revenue – amortization of intangible assets	2,089	2,082	6,123	6,151
Cost of revenue – stock-based compensation expense	151	194	423	511
Non-GAAP adjusted gross profit	$50,763	$45,473	$143,782	$130,832
Non-GAAP adjusted gross margin	77.4%	76.9%	76.3%	76.1%
Loss from operations	$(3,923)	$(2,647)	$(17,079)	$(11,077)
Amortization of intangible assets	5,989	5,967	17,803	17,778
Stock-based compensation expense	2,787	2,097	7,684	6,225
Non-GAAP adjusted operating income	$4,853	$5,417	$8,408	$12,926
Net loss before income tax	$(6,187)	$(3,298)	$(21,392)	$(15,186)
Amortization of intangible assets	5,989	5,967	17,803	17,778
Stock-based compensation expense	2,787	2,097	7,684	6,225
Non-GAAP adjusted net income before tax	2,589	4,766	4,095	8,817
Non-GAAP income tax expense	984	1,811	1,556	3,350
Non-GAAP adjusted net income	$1,605	$2,955	$2,539	$5,467
Net loss	$(4,351)	$(2,516)	$(15,403)	$(11,429)
Depreciation and amortization	6,545	5,290	18,779	15,142
Amortization of intangible assets	5,989	5,967	17,803	17,778
Stock-based compensation expense	2,787	2,097	7,684	6,225
Interest expense	1,126	1,242	3,091	3,516
Amortization of debt issuance costs	143	71	436	287
Other (income) expense, net	995	(662)	786	306
Income tax benefit	(1,836)	(782)	(5,989)	(3,757)
Non-GAAP adjusted EBITDA	$11,398	$10,707	$27,187	$28,068
Non-GAAP adjusted EBITDA margin	17.4%	18.1%	14.4%	16.3%
Net cash provided by operating activities	$2,705	$10,376	$13,592	$30,133
Capitalized software development costs	(6,550)	(5,739)	(19,652)	(16,575)
Capital expenditures	(2,598)	(2,143)	(7,041)	(5,432)
Free cash flow	$(6,443)	$2,494	$(13,101)	$8,126

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
During the nine months ended September 30, 2014, there were no material changes to our significant accounting policies from those included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
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
Annual subscription fees, as well as the fixed fees payable upfront under transaction contracts, are payable in full and are non-

refundable regardless of actual usage of services. Similarly, while customers may close exchanges and cease using services, our contracts generally do not allow for cancellation or termination for convenience during the contract term. We reserve the right under subscription and transaction contracts to charge customers for loading data or adding users to exchanges in excess of their original usage estimates. Incremental fees for overages are billed monthly or quarterly in arrears and the related revenue is recognized ratably from the point that the overage is measured through the remaining contract term, or the remaining contract quarter, depending on the usage terms within the customer contract.
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
Additionally, certain of our customer contracts contain provisions for set-up, implementation and other professional services relating to the customer's use of our platform. We believe that these set-up, implementation and other professional services provide value to the customer over the entire period that the exchange is active, including renewal periods, and therefore the revenue related to these set-up types of services is recognized over the longer of the contract term or the estimated relationship life, which generally ranges from two to four years. We will continue to evaluate the length of the amortization period of the revenue related to set-up, implementation and other professional service fees to determine if a change is warranted in future periods.
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
Goodwill — At September 30, 2014, we had $224.4 million of goodwill. Our acquisition of docTrackr on April 23, 2014 resulted in an addition to goodwill of $8.5 million. Goodwill is assessed for impairment annually as of October 1 or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The goodwill impairment test is based on our single operating segment and reporting unit structure. No goodwill impairment was identified in any of the periods presented.
In 2011, the FASB issued authoritative guidance that gives entities the option to qualitatively assess whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the entity elects to perform a qualitative assessment and concludes it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no further assessment of that reporting unit's goodwill is necessary. Otherwise, goodwill must be tested for impairment using a two-step process. The first step involves a comparison of the estimated fair value of an entity's reporting unit to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying value of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with its carrying value to measure the amount of impairment, if any. If the carrying value of a reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess.
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
Results of Operations
The following table sets forth Consolidated Statements of Operations data as a percentage of revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	26.0%	26.9%	27.2%	27.8%
Gross profit	74.0%	73.1%	72.8%	72.2%
Operating expenses:
Sales and marketing	44.8%	45.9%	45.3%	46.1%
General and administrative	27.3%	23.4%	28.1%	24.3%
Product development	7.9%	8.3%	8.5%	8.3%
Total operating expenses	79.9%	77.5%	81.9%	78.7%
Loss from operations	(6.0)%	(4.5)%	(9.1)%	(6.4)%
Interest expense	1.7%	2.1%	1.6%	2.0%
Amortization of debt issuance costs	0.2%	0.1%	0.2%	0.2%
Other expense (income), net	1.5%	(1.1)%	0.4%	0.2%
Net loss before income tax	(9.4)%	(5.6)%	(11.4)%	(8.8)%
Income tax benefit	(2.8)%	(1.3)%	(3.2)%	(2.2)%
Net loss	(6.6)%	(4.3)%	(8.2)%	(6.6)%
Comparison of the Three Months Ended September 30, 2014 and 2013
Revenue
Total revenue was $65.6 million for the three months ended September 30, 2014, up $6.5 million, or 11.0%, from $59.1 million for the three months ended September 30, 2013, primarily due to a $5.3 million, or 18.3%, increase in M&A revenue.

					% Revenue
	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended September 30,
	2014	2013			2014	2013
	(In thousands)
M&A	$33,923	$28,670	$5,253	18.3%	51.7%	48.5%
Enterprise	25,095	23,246	1,849	8.0%	38.3%	39.3%
DCM	6,587	7,200	(613)	(8.5)%	10.0%	12.2%
Total revenue	$65,605	$59,116	$6,489	11.0%	100%	100%
M&A — The results for the three months ended September 30, 2014 reflect an increase in M&A revenue of $5.3 million, or 18.3%, as compared to the three months ended September 30, 2013. The increase in M&A revenue reflects a higher volume of strategic business transactions, as well as an increase in the average deal size as compared to the same period in the prior year.
Enterprise — The results for the three months ended September 30, 2014 reflect an increase in Enterprise revenue of $1.8 million, or 8.0%, as compared to the three months ended September 30, 2013. The increase in Enterprise revenue was primarily due to growth in revenue generated from our Intralinks VIA offering.
DCM — The results for the three months ended September 30, 2014 reflect a decrease in DCM revenue of $0.6 million, or 8.5%, as compared to the three months ended September 30, 2013. The decrease in DCM revenue was primarily due to lower usage of our platform from certain customers.

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
Cost of Revenue and Gross Profit

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2014	2013
	(In thousands)
Cost of revenue	$17,082	$15,919	$1,163	7.3%
Gross profit	$48,523	$43,197	$5,326	12.3%
Gross margin	74.0%	73.1%	0.9%
Cost of revenue for the three months ended September 30, 2014 increased $1.2 million, or 7.3%, as compared to the three months ended September 30, 2013, largely due to a $0.6 million increase in amortization of capitalized software related to the enhancement of our service offerings, as well as an increase in employee compensation and related expense of $0.4 million primarily due to an increase in headcount.
Operating Expenses
Total operating expenses for the three months ended September 30, 2014 increased by $6.6 million, or 14.4%, as compared to the three months ended September 30, 2013.

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2014	2013
	(In thousands)
Sales and marketing	$29,366	$27,122	$2,244	8.3%
General and administrative	17,930	13,844	4,086	29.5%
Product development	5,150	4,878	272	5.6%
Total operating expenses	$52,446	$45,844	$6,602	14.4%
Sales and Marketing — The results for the three months ended September 30, 2014 reflect an increase in sales and marketing expense of $2.2 million, or 8.3%, as compared to the three months ended September 30, 2013, primarily due to increases in employee compensation and related expense of $1.7 million, largely due to increased headcount. The increase was also partially due to (i) an increase in allocated rent expense of $0.4 million, which was largely due to an early termination fee related to the remaining portion of the premises leased under our Charlestown, Massachusetts lease, and (ii) an increase in marketing expense of $0.3 million primarily due to an increase in spending on brand awareness and demand generation. These increases were partially offset by a decrease in travel and entertainment expense of $0.5 million primarily related to the timing of our annual sales conference, which took place in the first quarter of 2014 as compared to the third quarter of 2013.
General and Administrative — The results for the three months ended September 30, 2014 reflect an increase in general and administrative expense of $4.1 million, or 29.5%, as compared to the three months ended September 30, 2013, driven by increases in (i) employee compensation and related expense of $1.2 million, primarily related to increased headcount and an increase in stock-based compensation expense due to an increase in equity awards granted to key employees, (ii) consulting fees of $1.1 million primarily related to the implementation of financial systems and other company wide initiatives to support the growth in our business, (iii) professional fees of $0.8 million, and (iv) software maintenance and licensing fees of $0.5 million in support of enhancements to our IT infrastructure.
Product Development — The results for the three months ended September 30, 2014 reflect an increase in product development expense of $0.3 million, or 5.6%, as compared to the three months ended September 30, 2013, which was primarily due to an increase in employee compensation and related expense of $0.7 million, largely related to an increase in headcount.
Total product development costs are comprised of both capitalized software and product development expense.

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2014	2013
	(In thousands)
Capitalized software	$6,258	$5,344	$914	17.1%
Product development expense	5,150	4,878	272	5.6%
Total product development costs	$11,408	$10,222	$1,186	11.6%
The increase in total product development costs of $1.2 million, or 11.6%, was largely due to an increase in headcount related to the continued development of our Intralinks platform.
Non-Operating Expenses

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2014	2013
	(In thousands)
Interest expense	$1,126	$1,242	$(116)	(9.3)%
Amortization of debt issuance costs	$143	$71	$72	101.4%
Other expense (income), net	$995	$(662)	$1,657	(250.3)%
Interest Expense — Interest expense for the three months ended September 30, 2014 decreased by $0.1 million, or 9.3%, as compared to the three months ended September 30, 2013. Excluding capitalized interest of $0.4 million for the three months ended September 30, 2014, interest expense increased $0.3 million, or 25.8%, due to a higher interest rate and higher average debt outstanding following the refinancing of our credit facility in February 2014.
Other Expense (Income), Net — Other expense (income), net for the three months ended September 30, 2014 and September 30, 2013 primarily related to foreign currency transaction losses and (gains), respectively. The net increase of $1.7 million primarily resulted from the remeasurement of Euro denominated accounts receivable held by entities where the Euro is not the functional currency. This net increase was largely due to the strengthening of the U.S. Dollar against the Euro for the three months ended September 30, 2014 as compared to the weakening of the U.S. Dollar against the Euro for the three months ended September 30, 2013.
Income Tax Benefit
Our effective tax rates for the three months ended September 30, 2014 and 2013 of 29.7% and 23.7%, respectively, differ from the U.S Federal statutory tax rate primarily due to stock-based compensation expenses for incentive stock options, or ISOs, and our employee stock purchase plan, or ESPP, which are not tax-deductible, as well as foreign income taxes and state and local income taxes, partially offset by research and development tax credits and tax benefits from ISO disqualifications.
Comparison of the Nine Months Ended September 30, 2014 and 2013
Revenue
Total revenue was $188.4 million for the nine months ended September 30, 2014, up $16.5 million, or 9.6%, from $171.9 million for the nine months ended September 30, 2013, primarily due to a $16.8 million, or 21.1%, increase in M&A revenue.

					% Revenue
	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)	Nine Months Ended September 30,
	2014	2013			2014	2013
	(In thousands)
M&A	$96,059	$79,297	$16,762	21.1%	51.0%	46.1%
Enterprise	71,056	70,759	297	0.4%	37.7%	41.2%
DCM	21,288	21,823	(535)	(2.5)%	11.3%	12.7%
Total revenue	$188,403	$171,879	$16,524	9.6%	100%	100%
M&A — The results for the nine months ended September 30, 2014 reflect an increase in M&A revenue of $16.8 million, or 21.1%, as compared to the nine months ended September 30, 2013. The increase in M&A revenue reflects a higher volume of strategic business transactions, as well as an increase in the average deal size as compared to the same period in the prior year.

Enterprise — Enterprise revenue for the nine months ended September 30, 2014 remains largely unchanged as compared to the same period in the prior year.
DCM — The results for the nine months ended September 30, 2014 reflect a decrease in DCM revenue of $0.5 million, or 2.5%, as compared to the nine months ended September 30, 2013. The decrease in DCM revenue was primarily due to lower usage of our platform from certain customers.
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
Cost of Revenue and Gross Profit

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2014	2013
	(In thousands)
Cost of revenue	$51,167	$47,709	$3,458	7.2%
Gross profit	$137,236	$124,170	$13,066	10.5%
Gross margin	72.8%	72.2%	0.6%
Cost of revenue for the nine months ended September 30, 2014 increased $3.5 million, or 7.2%, as compared to the nine months ended September 30, 2013, largely due to a $2.5 million increase in amortization of capitalized software related to the enhancement of our service offerings, as well as an increase in employee compensation and related expense of $1.2 million primarily due to an increase in headcount.
Operating Expenses
Total operating expenses for the nine months ended September 30, 2014 increased by $19.1 million, or 14.1%, as compared to the nine months ended September 30, 2013.

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2014	2013
	(In thousands)
Sales and marketing	$85,357	$79,310	$6,047	7.6%
General and administrative	52,883	41,701	11,182	26.8%
Product development	16,075	14,236	1,839	12.9%
Total operating expenses	$154,315	$135,247	$19,068	14.1%
Sales and Marketing — The results for the nine months ended September 30, 2014 reflect an increase in sales and marketing expense of $6.0 million, or 7.6%, as compared to the nine months ended September 30, 2013, driven by increases in (i) employee compensation and related expense of $3.6 million primarily due to increased headcount, (ii) commissions expense to third-party partners of $0.8 million primarily due to new channel partners in 2014, (iii) increase in allocated rent expense of $0.8 million, which was largely due to early termination fees related to all of the premises leased under our Charlestown, Massachusetts lease, and (iv) travel and entertainment expenses of $0.6 million, primarily related to increased headcount.
General and Administrative — The results for the nine months ended September 30, 2014 reflect an increase in general and administrative expense of $11.2 million, or 26.8%, as compared to the nine months ended September 30, 2013, driven by increases in (i) employee compensation and related expense of $3.2 million primarily due to an increase in headcount, as well as stock-based compensation expense related to an increase in equity awards granted to key employees, (ii) professional fees of $2.6 million primarily due to transaction costs associated with the acquisition of docTrackr and other strategic initiatives, (iii) software maintenance and licensing fees of $1.5 million in support of enhancements to our IT infrastructure, and (iv) bad debt expense of $1.0 million.
Product Development — The results for the nine months ended September 30, 2014 reflect an increase in product development expense of $1.8 million, or 12.9%, as compared to the nine months ended September 30, 2013, driven by increases in employee compensation and related expense of $1.6 million, primarily due to an increase in headcount.

Total product development costs are comprised of both capitalized software and product development expense.

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2014	2013
	(In thousands)
Capitalized software	$19,312	$15,678	$3,634	23.2%
Product development expense	16,075	14,236	1,839	12.9%
Total product development costs	$35,387	$29,914	$5,473	18.3%
The increase in total product development costs of $5.5 million, or 18.3%, was largely due to an increase in headcount, as well as consulting fees related to the continued development of our Intralinks platform.
Non-Operating Expenses

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2014	2013
	(In thousands)
Interest expense	$3,091	$3,516	$(425)	(12.1)%
Amortization of debt issuance costs	$436	$287	$149	51.9%
Other expense (income), net	$786	$306	$480	156.9%
Interest Expense — Interest expense for the nine months ended September 30, 2014 decreased by $0.4 million, or 12.1%, as compared to the nine months ended September 30, 2013. Excluding capitalized interest of $1.3 million for the nine months ended September 30, 2014, interest expense increased $0.9 million, or 25.9%, due to a higher interest rate and higher average debt balance outstanding following the refinancing of our credit facility in February 2014.
Other Expense (Income), Net — Other expense (income), net for the nine months ended September 30, 2014 and September 30, 2013 primarily related to foreign currency transaction losses. The net increase of $0.5 million primarily resulted from the remeasurement of Euro denominated accounts receivable held by entities where the Euro is not the functional currency. This net increase was largely due to the strengthening of the U.S. Dollar against the Euro for the nine months ended September 30, 2014 as compared to the weakening of the U.S. Dollar against the Euro for the nine months ended September 30, 2013.
Income Tax Benefit
Our effective tax rates for the nine months ended September 30, 2014 and 2013 of 28.0% and 24.7%, respectively, differ from the U.S Federal statutory tax rate primarily due to stock-based compensation expenses for ISOs and our ESPP, which are not tax-deductible, as well as foreign income taxes and state and local income taxes, partially offset by research and development tax credits and tax benefits from ISO disqualifications.

Financial Position, Liquidity and Capital Resources
Cash Flows

	September 30,
	2014	2013
	(In thousands)
Cash and cash equivalents	$30,883	$44,643

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Net cash provided by operating activities	$13,592	$30,133
Net cash used in investing activities	(34,264)	(28,931)
Net cash provided by (used in) financing activities	1,059	(92)
Effect of foreign exchange rate changes on cash and cash equivalents	(44)	(265)
Net (decrease) increase in cash and cash equivalents	$(19,657)	$845
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2014 was $13.6 million as a result of $23.0 million in cash generated from results of operations after adjusting for non-cash items, partially offset by a net decrease in our operating assets and liabilities of $9.4 million. The net decrease in operating assets and liabilities consisted primarily of an increase of $12.1 million in accounts receivable related, in part, to increased billings as well as the timing of cash collections, partially offset by an increase of $4.5 million in deferred revenue. Additionally, net cash provided by operating activities during the nine months ended September 30, 2014 consisted of a net loss of $15.4 million plus adjustments for non-cash items of $38.4 million including (a) depreciation and amortization of $18.8 million, (b) amortization of intangible assets of $17.8 million and (c) stock-based compensation expense of $7.7 million, partially offset by (d) a deferred tax benefit of $9.1 million.
Net cash provided by operating activities for the nine months ended September 30, 2013 was $30.1 million as a result of $23.5 million in cash generated from results of operations after adjusting for non-cash items and a net increase in our operating assets and liabilities of $6.6 million. The net increase in operating assets and liabilities consisted primarily of: (i) a $6.0 million increase in deferred revenue and (ii) an increase of $3.6 million in accounts payable due to more effective cash management, partially offset by (a) an increase of $2.4 million in prepaid expenses and other assets, due primarily to prepaid licensing costs related to software infrastructure and (b) an increase of $1.2 million in accounts receivable related, in part, to higher billings. Additionally, net cash provided by operating activities during the nine months ended September 30, 2013 consisted of a net loss of $11.4 million plus adjustments for non-cash items of $35.0 million including (a) amortization of intangible assets of $17.8 million, (b) depreciation and amortization of $15.1 million, (c) stock-based compensation expense of $6.2 million, partially offset by (d) a deferred tax benefit of $6.3 million.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2014 and 2013 was $34.3 million and $28.9 million, respectively. During the nine months ended September 30, 2014 and 2013, purchases of investments of $27.1 million and $36.5 million, respectively, and maturities of investments of $29.2 million and $32.6 million, respectively, primarily consisted of corporate securities. During the nine months ended September 30, 2014, we used $8.8 million in cash, net of cash acquired of $0.2 million, to acquire all of the outstanding shares of docTrackr. During the nine months ended September 30, 2014, we purchased minority interests in privately held companies for $3.5 million, which are accounted for under the cost method. Cash used in investing activities related to capital expenditures for infrastructure during the nine months ended September 30, 2014 and 2013 was $7.0 million and $5.4 million, respectively.
Investments in capitalized software development costs for the nine months ended September 30, 2014 and 2013 were $19.7 million and $16.6 million, respectively. We anticipate capital expenditures and investments in our software development to increase in future periods, in line with our growth strategy.
Additionally, during the nine months ended September 30, 2014, $2.4 million in cash that was restricted in 2013 was returned to us.

Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2014 of $1.1 million includes $79.2 million in proceeds related to the refinancing of our Term Loan Credit Facility, of which $74.9 million was used to pay off all the outstanding indebtedness under our Prior Credit Facility and $2.8 million was used to pay debt issuance costs related to the Term Loan Credit Facility and the Revolving Credit Facility.
Net cash used in financing activities for the nine months ended September 30, 2013 of $0.1 million includes $0.6 million of repayments of outstanding finance arrangements and $0.6 million of repayments of outstanding principal on long-term debt, largely offset by the proceeds from the exercise of stock options and issuance of common stock of $1.2 million.
Cash paid for interest, net of capitalized interest during the nine months ended September 30, 2014 and 2013 was $2.9 million and $3.5 million, respectively.
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
The Revolving Credit Facility includes a springing Fixed Charge Coverage Ratio (as defined in the Revolving Credit Facility), which we must comply with any time our cash and cash equivalents held in deposit or securities accounts subject to a lien in favor of our revolving loan lenders falls below $10.0 million or if an Event of Default (as defined in the Revolving Credit Facility) occurs, in either case, a "Fixed Charge Coverage Trigger Event." The Fixed Charge Coverage Ratio is tested as of the last day of the fiscal quarter preceding the Fixed Charge Coverage Trigger Event and as of the last day of each subsequent fiscal quarter during the Fixed Charge Coverage Compliance Period (as defined in the Revolving Credit Facility). The Fixed Charge Coverage Ratio must be greater than or equal to 1.05 to 1 as of the last day of each fiscal quarter through March 31, 2015 and greater than or equal to 1.10 to 1 as of the last day of each fiscal quarter ending thereafter through the maturity date.
We were in compliance with all applicable financial and non-financial covenants as of September 30, 2014. The agreements governing our credit facilities also contain customary events of default, including, but not limited to, cross-defaults among these agreements. Although we currently expect to remain in compliance with these existing covenants, any breach of these covenants or a change in control could result in a default, and subsequent cross-defaults, under our credit agreements, which could cause all of the outstanding indebtedness to become immediately due and payable and terminate all commitments from our lenders to extend further credit.
Liquidity and Capital Resources
We use the net cash generated from operations to fund our working capital needs and our capital expenditure requirements. At September 30, 2014, we had $30.9 million in cash and cash equivalents, $32.3 million in investments, and $48.3 million in accounts receivable, net of allowance for doubtful accounts and credit reserves. We believe that we have sufficient cash resources to continue operations for at least the next 12 to 24 months.
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

Our corporate credit ratings and rating agency outlooks as of September 30, 2014 are summarized in the table below.

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
Contractual Obligations and Commitments
The following table sets forth, as of September 30, 2014, certain significant cash obligations that will affect our future liquidity:

	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 years
	(In thousands)
Long-term debt, including current portion	$79,740	$940	$1,600	$77,200	$—
Interest on long-term debt	25,944	6,005	11,778	8,161	—
Operating leases	43,360	6,820	10,089	9,794	16,657
Third-party hosting commitments	4,985	3,751	1,234	—	—
Other	1,664	664	1,000	—	—
Total	$155,693	$18,180	$25,701	$95,155	$16,657
Long-Term Debt and Interest on Long-Term Debt
Credit Facilities
Interest on long-term debt in the table above includes interest payments on (i) the Term Loan Credit Facility through its maturity date, February 24, 2019, based on the amount of debt outstanding and the September 30, 2014 interest rate of 7.25%, representing a 2.00% floor, plus a margin of 5.25%, (ii) issued letters of credit under the Revolving Credit Facility, which bear interest at a rate of 2.50%, and (iii) a commitment fee of 0.50% on the unused balance under the Revolving Credit Facility.
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
We also maintain space in Amsterdam, Charlestown (MA), Chicago, Frankfurt, Hong Kong, London, Miami, Paris, San Francisco, São Paulo, Singapore, Sydney and Tokyo for our sales and services activities. We believe that our facilities are adequate for our current needs. However, we may obtain additional office space to house additional services personnel in the near future, and we may require other additional office space as our business grows.
Our commitments to our third-party hosting provider expire in December 2015. Our hosting obligations are largely impacted by service expansion requirements in line with the growth of our business.
Uncertain Tax Positions
Unrecognized tax benefits totaled $4.5 million and $3.9 million at September 30, 2014 and December 31, 2013, respectively. We do not expect that the balance of unrecognized tax benefits will significantly increase or decrease over the next twelve months. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities beyond the next twelve months, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

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
Securities Class Action. On December 5, 2011, we became aware of a purported class action lawsuit filed in the U.S. District Court for the Southern District of New York, or the SDNY or the Court, against us and certain of our current and former executive officers. The complaint, or the Wallace Complaint, alleges that the defendants made false and misleading statements or omissions about our business prospects, financial condition and performance in violation of the Securities Exchange Act of 1934, as amended. The plaintiff seeks unspecified compensatory damages for the purported class of purchasers of our common stock during the period from February 17, 2011 through November 10, 2011, or the Allegation Period. On December 27, 2011, a second purported class action complaint, which makes substantially the same claims as, and is related to, the Wallace Complaint, was filed in the SDNY against us and certain of our current and former executive officers seeking similar unspecified compensatory damages for the Allegation Period. On April 3, 2012, the Court consolidated the actions and appointed Plumbers and Pipefitters National Pension Fund as lead plaintiff, and also appointed lead counsel in the consolidated action, or the Consolidated Class Action. On June 15, 2012, the lead plaintiff filed an amended complaint that, in addition to the original allegations made in the Wallace Complaint, alleges that we, certain of our current and former officers and directors, and the underwriters in our April 6, 2011 stock offering issued a registration statement and prospectus in connection with the offering that contained untrue statements of material fact or omitted material information required to be stated therein in violation of the Securities Act of 1933, as amended. The defendants filed motions to dismiss the action on July 31, 2012. On May 8, 2013, the Court issued an opinion dismissing claims based on certain allegations in the complaint, but otherwise denied defendants’ motions to dismiss. On June 28, 2013, defendants filed their answers to the Consolidated Class Action Complaint. On October 15, 2013, the Court entered the parties’ pretrial scheduling stipulation. In December 2013, the parties served each other with document requests and discovery is ongoing. On February 18, 2014, lead plaintiff filed its motion for class certification. Pursuant to an amended scheduling order entered by the Court on April 18, 2014, the defendants filed their opposition to class certification on June 13, 2014, and plaintiff filed its reply on July 18, 2014. On September 30, 2014, the Court issued an opinion certifying a class of all persons who purchased our stock between February 17, 2011 and November 11, 2011 and a subclass of persons who purchased our stock pursuant or traceable to our April 6, 2011 offering. On October 6, 2014, the Court, entered the parties' scheduling stipulation, which extended the deadline to complete fact discovery to February 27, 2015. Under that same stipulation, summary judgment briefing must be completed by November 23, 2015. On October 14, 2014, the defendants filed a petition in the U.S. Court of Appeals for the Second Circuit for permission to appeal the September 30, 2014 opinion granting plaintiff's motion for class certification. Plaintiff filed its opposition to defendants' petition on October 27, 2014 and, on November 5, 2014, defendants filed a motion in the U.S. Court of Appeals for the Second Circuit for permission to file a reply in further support of their petition. We believe that these claims are without merit and intend to defend these lawsuits vigorously.
Horbal Derivative Action. On April 16, 2012, a shareholder derivative complaint, or the Horbal Action, was filed in the Supreme Court of the State of New York in New York County, or the New York State Court, against us and certain of our current and former directors and officers. The complaint alleges that the defendants breached their fiduciary duties by causing us to issue materially false and misleading statements about our business operations and financial condition during the same Allegation Period alleged in the Consolidated Class Action Complaint. On April 24, 2012, one of the director defendants removed the Horbal Action to the SDNY and, on May 22, 2012, the plaintiff moved to remand the case to New York State Court. On March 11, 2013, the SDNY granted plaintiff's motion to remand, and the case is currently pending in New York State Court. On June 6, 2013, the parties filed a stipulation with the New York State Court agreeing to stay all proceedings in the Horbal Action, including discovery, until ninety days after the SDNY issues a scheduling order in the Consolidated Class Action. On January 13, 2014, the parties filed a stipulation with the New York State Court agreeing to work together on a schedule for defendants’ time to answer, move against or otherwise respond to the complaint or an amended complaint. On June 6, 2014, plaintiff filed an amended complaint that continues to assert the same claims against the same defendants. Defendants filed their motions to dismiss the amended complaint on July 14, 2014. Plaintiff filed his opposition on August18, 2014, and defendants filed their replies on September 8, 2014. The Court has scheduled oral argument on the motions to dismiss in the Horbal Action for February 4, 2015. We believe the claims in the Horbal Action are without merit and intend to defend this lawsuit vigorously.
Levine Shareholder Demand Letter/Complaint. We received a shareholder demand letter, dated May 16, 2013, demanding that our board of directors, or the Board, take action to remedy alleged breaches of fiduciary duty by current and former directors and officers. These alleged breaches are based on the same alleged misconduct in the complaints in the Horbal and Consolidated Class Actions. The letter specifically demands that our Board undertake an independent internal investigation into the alleged breaches and commence a civil action against each of the allegedly breaching current and former directors and officers. On June 26, 2013, our Board created a Demand Committee to conduct an investigation into the allegations in the Levine demand letter. On December

13, 2013, the shareholder filed a derivative complaint, or the Levine Action, in New York State Court against us and certain of our current and former directors and officers. The Levine Action alleges that since our Board has not responded substantively to the shareholder’s demand letter in over six months, this has resulted in an improper “functional refusal” of the demand. The Levine Action makes substantially the same claims as, and is related to, the Horbal and Consolidated Class Actions. It alleges, among other things, that the defendants breached their fiduciary duties by making materially false and misleading statements related to the strength of our business and customer satisfaction. On March 27, 2014, counsel for the Demand Committee sent a letter to shareholder’s counsel stating that, after thorough investigation of the allegations in the demand letter, our Board concluded that taking any or all of the demanded actions would not serve the best interests of our Company and shareholders, and voted unanimously to reject the demand. Pursuant to a stipulation filed on June 2, 2014, the defendants filed motions to dismiss the action on July 2, 2014. The plaintiff did not file an opposition by the return date specified in defendants' motions to dismiss. However, pursuant to a stipulation filed by the parties on August 14, 2014, plaintiff filed his opposition and his request to conduct document discovery on August 29, 2014, and defendants filed their replies on September 19, 2014. The Court has scheduled oral argument on the motions to dismiss in the Levine Action for February 4, 2015. We believe the claims in the Levine Action are without merit and intend to defend this lawsuit vigorously.
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
10.1
Amended and Restated Intralinks Holdings, Inc. 2010 Equity Incentive Plan, together with forms of award agreements (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 1, 2014).

10.2
Third Amendment to Lease, dated as of September 30, 2014, by and among Intralinks Holdings, Inc. and Schrafft Center LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 2, 2014).

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

* Filed herewith.
+ Attached as Exhibits 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the three months ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

INTRALINKS HOLDINGS, INC.
By: /s/ Ronald W. Hovsepian
Date: November 7, 2014	Ronald W. Hovsepian President and Chief Executive Officer

By: /s/ Derek Irwin
Date: November 7, 2014	Derek Irwin Chief Financial Officer