Form 10-K
period 2014-12-31
IntraLinks Holdings, Inc.
filed 2015-03-13
CIK 1488075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Based on the closing price of the Registrant's common stock on June 30, 2014, the aggregate market value of its shares (based on a closing price of $8.89 per share) held by non-affiliates was $349.9 million.

The number of shares outstanding of the Registrant's common stock as of February 27, 2015 was 57,119,831. The Registrant does not have any non-voting stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference
Part III

Portions of the registrant’s Proxy Statement relating to the registrant’s 2015 Annual Meeting of Stockholders (the "2015 Proxy Statement") are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K where indicated. We expect to file the 2015 Proxy Statement with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

INTRALINKS HOLDINGS, INC
ANNUAL REPORT ON FORM 10-K
For the year ended December 31, 2014

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
Intralinks®, Intralinks Connect®, Intralinks Dealnexus®, Intralinks Dealspace®, Intralinks Debtspace™, Intralinks Fundspace™, Intralinks Studyspace™, Intralinks VIA® and other trademarks of Intralinks appearing in this Annual Report are the property of Intralinks. Other trademarks or service marks that may appear in this Annual Report are the property of their respective holders. Solely for convenience, the trademarks and trade names in this Annual Report are referred to without the ®, ™ and SM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.
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

PART I
ITEM 1. BUSINESS
Overview
Intralinks is a leading global provider of Software-as-a-Service, or SaaS, solutions for secure enterprise content collaboration within and among organizations. Our cloud-based solutions enable organizations to manage, control, track, search and exchange time-sensitive information inside and outside the firewall, all within a secure and easy-to-use environment. Our customers rely on our cost-effective solutions to manage large amounts of electronic information, accelerate information-intensive business processes, reduce time to market, optimize critical information workflows, meet regulatory and risk management requirements and collaborate with business counterparties in a secure, auditable and compliant manner. We help our customers eliminate many of the inherent risks and inefficiencies of using email, fax, courier services and other existing solutions to collaborate and exchange information.
At our founding in 1996, we introduced cloud-based collaboration for the debt capital markets industry and, shortly thereafter, extended our solutions to merger and acquisition transactions. Today, we serve enterprises and governmental agencies in 94 countries across a variety of industries, including financial services, pharmaceutical, manufacturing, biotechnology, consumer, energy, telecommunications, industrial, legal, professional services, insurance and technology. Across our principal markets, we help transform a wide range of slow, expensive and information-intensive tasks into streamlined, efficient and real-time business processes.
We deliver our solutions through a cloud-based model, making them available on-demand over the Internet using a multi-tenant SaaS architecture in which a single instance of our software serves all of our customers. We sell our solutions directly through a field sales team with industry-specific expertise and an inside sales team, and indirectly through a customer referral network and channel partners. In 2014, we generated $255.8 million in revenue, 42.8% of which was derived from sales across 94 countries outside of the U.S.
The Intralinks Platform
We have built a highly secure and scalable, cloud-based, multi-tenant platform upon which we develop solutions that allow our customers to collaborate, manage and exchange critical information across organizational and geographic boundaries. We integrate content management, collaboration and social networking software into one platform that supports business collaboration and content exchange. The Intralinks Platform scales from the needs of small groups and individuals within one organization to large teams of people across multiple enterprises, financial institutions and governmental agencies. Our platform helps transform a wide range of slow, expensive and information-intensive tasks into streamlined, efficient and real-time business processes. Examples include the following:

•	due diligence for merger and acquisition transactions, initial public offerings, or IPOs, and other strategic transactions;

•	secure enterprise collaboration and file sharing by business professionals in a wide variety of industry settings;

•	debt capital markets transactions, including loan syndication, agency and other financing activities;

•	corporate development and board reporting;

•	private equity fundraising, hedge fund marketing and investor reporting;

•	clinical trial management support and safety document distribution;

•	partner document collaboration;

•	life sciences drug development support and licensing;

•	distribution of regulated content;

•	secure mobile access to content;

•	contract and vendor management;

•	external content repositories;

•	energy exploration and production ventures for the oil and gas industry; and

•	corporate banking.

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
Inherent in each Intralinks exchange is the ability to manage content. This includes not only standard document management capabilities, such as the ability to monitor document use to maintain version control, but also more sophisticated permissioning capabilities such as document locking and protection that can watermark content and control a user's ability to view, print, forward and save content stored on an Intralinks exchange. Intralinks exchanges include integrated information rights management, or IRM, capabilities that give document owners the ability to protect files, support granular access provisions and enable unencrypted access to files to be rescinded on-demand or at a prescribed time.
Document locking and protection can be configured for users and groups on a bulk or per document basis.
Disaster recovery services, virus scanning and protection and automated backups are included as an ongoing component of our service offering to protect and secure the Intralinks exchange environment and its content. We also provide a comprehensive archiving service that includes a complete electronic copy of all Intralinks exchange content (e.g., files and documents), access history, historical permissions and electronic communications sent through an Intralinks exchange. Detailed and auditable records also document disclosure should any legal or other compliance challenges arise. These auditable records frequently satisfy additional company and regulatory record-keeping requirements.
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
Intralinks Studyspace
Intralinks Studyspace is used by life sciences companies, including clinical research organizations, biotechnology companies, pharmaceutical and medical device companies, to exchange sensitive information during research programs and drug trials to support bringing new drugs, therapies, medical devices and other medical technologies to market.
Intralinks Fundspace
Intralinks Fundspace is used by the alternative investment community to help raise capital, support investor and fund reporting and manage assets.
Intralinks Debtspace
Intralinks Debtspace is used by syndicated loan professionals to manage the entire syndicated loan process throughout the primary, secondary and agency phases, as well as by debt capital markets professionals to manage the due diligence process related to other financing transactions. Intralinks Debtspace’s features include deal management, marketing support, book building, reporting and amendment voting capabilities.
Intralinks VIA
We launched Intralinks VIA, a secure and scalable SaaS solution for enterprise content sharing and collaboration within and beyond the corporate firewall, in February 2013, with the offering generally available in April 2013. Designed for business collaboration in a wide variety of markets and industries, Intralinks VIA is a full-featured content collaboration solution designed for a wide variety of use cases, especially those involving IP-intensive or regulated content. Intralinks VIA enables users to securely manage collaborative processes and work efficiently on group projects. Intralinks VIA enables all employees in an organization to share content and collaborate beyond the firewall in a way that adheres to management-level control, security, auditability and compliance requirements.
Intralinks VIA allows content collaboration through the creation of workspaces, enabling business professionals to work together on a document or project. Further, Intralinks VIA, which is accessible through a simple web-based user interface, allows users to access and share files at any time from their desktops to their mobile devices, while security and IRM capabilities ensure constant control and monitoring over the content. Intralinks VIA integrates with existing applications and systems, providing an extension of familiar tools and experiences, and the means to coordinate work across people, organizations and devices.

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
Following our April 2014 acquisition of docTrackr, a provider of document security systems, we integrated docTrackr’s innovative security and digital IRM technology into Intralinks VIA, providing users of that application solution with rich, plug-in free document access controls.
In October 2014, we announced Intralinks VIA 2.0, a new version of our Intralinks VIA product that includes a completely redesigned user interface, new security functionality and the ability to natively view Microsoft Office files (though an integration with Microsoft Office Online) inside the product. Intralinks VIA 2.0 is also the first file sharing and collaboration solution to provide customer-managed encryption keys as an option, which provides our customers with greater control over their data.
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

•
Intralinks Adapters: Intralinks Adapters are applications that enable communications between Intralinks and external systems. Intralinks Adapters include pre-packaged functionality such as contact management, file management and basic system configuration.

•
Intralinks Connectors: Intralinks Connectors are designed to connect and integrate Intralinks' software with the APIs of specific external systems like Microsoft SharePoint and Salesforce.com. Our connectors are "out-of-the-box" offerings for external integration and include packaged services for file transfer, permissioning, reporting and workflow.

Intralinks Professional Services
We offer a series of high quality professional services to enable our customers to fully implement secure and efficient content collaboration solutions utilizing our technology and following industry best practices. Our professional services team offers project implementation and production support services so that our customers can successfully plan, develop, deploy and support enterprise solutions. Our professional services team utilizes a robust service delivery lifecycle methodology to ensure solutions quality, effectiveness and efficiency.
Specific capabilities and competencies of our professional services offerings include:

•	Planning, project and program management;

•	Architecture and design services;

•	Customized and tailored implementations and roll-outs;

•	Sophisticated security, enterprise content management and business process mapping, configuration and integration capabilities;

•	Custom reporting, monitoring and data archiving;

•	Custom development, including portal, dashboards and product enhancements; and

•	Customized training curricula, content and delivery.
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
Our online solutions are critical to enable time-sensitive transactions and communications. We therefore aim to provide excellent customer service to enable our customers to complete their business processes and objectives in a timely and cost-effective manner. Customer service and support is a regular component of our value proposition. As a result, our customer service team provides live support 24 hours per day, 7 days per week and 365 days per year for all users of our applications and solutions, regardless of whether they are direct customers or end users invited to use our applications and solutions by our direct customers. Our support model is a significant differentiator from alternative application providers, many of whom do not provide support beyond their direct customers' firewalls. Because many of the organizations and business processes supported by our online Intralinks exchanges and Intralinks VIA workspaces are global and involve international communication and collaboration, we support customer and end user inquiries in over 140 languages.
Our Technology
We have built a highly secure and scalable, cloud-based, multi-tenant platform upon which we develop solutions that allow our customers to collaborate, manage and exchange critical information across organizational and geographic boundaries. Our third-generation Intralinks Platform is optimized to service all of our customers from a single software platform. Unlike other enterprise software vendors, we do not need to custom-build software to use our technology in different environments or to address industry-specific needs. Consequently, we do not need to manage and support multiple versions of our software, and we do not need to expend effort to customize support for different hardware, operating systems or databases. Our platform combines our proprietary code with integrated components from third-party vendors.
The Intralinks Platform can be accessed universally from a simple web browser, yet has a rich customer interface powered by HTML and Adobe Flex that supports familiar desktop tools and access from a variety of desktop and mobile applications. Our technology platform includes an integrated full text search capability that performs real time data categorization and tagging of content, along with dynamic facet generation to help users quickly navigate search results. In addition, we utilize Akamai's Terra

Enterprise Solutions services to enable consistently high performance for users around the world. We also employ virtualization and load balancing technologies to enable seamless scalability of our infrastructure across all computing tiers.
We have built a highly sophisticated authentication, authorization and encryption service designed to ensure that the content stored in our system is accessible only by authorized users. We employ a wide range of technical security features, including two factor authentication using RSA Adaptive Authentication and data encryption with encoded session identifiers and passwords. Every file we transmit from an exchange is encrypted in transit via Transport Layer Security, or TLS, up to v1.2. We also use encryption technology in our storage systems and backup tapes. We incorporate sophisticated information rights management and permissioning controls that enable our customers to control the role of and access of participants to information. Our platform also provides audit trails for compliance and access history tracking for content throughout its lifecycle.
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
The Intralinks Platform is hosted in four secure data centers provided by SunGard Availability Services LP that are run in primary and secondary mode with redundancy and failover capability. Physical security at these facilities includes a continually staffed security station along with biometric and man trap access controls. Systems are protected by firewalls and encryption technology. Each data center features redundant power, on-site backup generators, and environmental controls and monitoring. As part of our disaster recovery arrangements, all customer data is replicated to all sites in near real-time. Our hosting providers conduct regular security audits of our infrastructure and we also employ outside vendors for managed security and monitoring 24 hours per day, 7 days per week, 365 days per year. The performance of our application suite is continually monitored using a variety of automated tools and customer data is regularly backed up and stored in a primary and secondary secure location to minimize the risk of data loss at any facility.
Sales and Marketing
We continue to develop a sales and marketing capability aimed at accelerating the adoption of our solutions by expanding penetration of existing industries, capitalizing on new opportunities in underpenetrated or emerging markets and by selectively increasing our geographic coverage.
Sales
We sell our solutions through a mix of field and inside sales, a referral network and a select group of channel partners. As of December 31, 2014, our direct sales, product marketing and sales support staff consisted of 273 full-time employees. Our sales representatives have extensive experience selling technology solutions into a wide variety of industries including financial services, insurance, legal, energy and utilities and life sciences.
In addition to our direct sales force, we have established relationships with channel partners that promote, sell and support our services in specific geographies. Our channel partners include, among others, systems integrators, resellers, referral partners, financial printers, services partners and consultants that resell our services directly or through referral business. Our key channel partners are located in a variety of countries including India, Japan, Brazil, Mexico, Chile, South Africa, China and a variety of European countries.
Marketing
Marketing supports our sales efforts through thought leadership and brand awareness activities, lead generation programs and the unique positioning of our offerings. We have developed a broad mix of marketing tools tailored for the different markets we serve. We have a deep expertise in our core strategic transactions business, where we have a leading brand and a strong market share position. Across sales and marketing, we have honed our activities to maintain and develop key relationships within the deal making community, where we have relationships that number in the high thousands. In our Enterprise business, where there are millions of potential users across many industries, we are adapting our market approach and developing new capabilities to serve the needs of that market.
Research and Development
Under our SaaS model, we maintain and support only one version of our software. As a result, we are able to simultaneously upgrade all of our customers with each new software release. This enables us to focus our research and development expenditures on developing new features and functionality, rather than implementation. Our development process follows our own iterative methodology that includes elements of the Agile software development process with multiple quality control cycles to ensure high quality and on-going update capability.

As of December 31, 2014, our research and development group consisted of 135 full-time employees based primarily in Waltham, Massachusetts. Our research and development expenses were $21.1 million, $20.0 million and $22.4 million in 2012, 2013 and 2014, respectively, which included stock-based compensation expense of $1.4 million, $1.3 million, and $1.6 million, respectively.
Competition
The market for our solutions is highly competitive, fragmented and dynamic. We compete with a multitude of service providers, including both virtual data room providers and enterprise software providers. We expect to encounter increased competition from established software companies as well as newer entrants to the market for online content-sharing services. The markets for online collaborative content workspaces and solutions for managing, distributing and protecting enterprise content are also rapidly changing, with relatively low barriers to entry. We expect competition to increase from existing competitors as well as new and emerging market entrants. In addition, as we expand our service offerings, we may face competition from new and existing competitors. We compete primarily on product functionality, service levels, security and compliance characteristics, price and reputation. Our competitors include companies that provide online products that serve as document repositories, virtual data rooms or file sharing and collaboration solutions, together with other products or services that may result in those companies effectively selling these services at lower prices and creating downward pricing pressure for us.
We believe that the principal differentiating factors in our market primarily include the ability to collaborate inside and outside firewalls while maintaining security, control, auditability and compliance standards. We believe we compete effectively based on broad capabilities across all of these factors. In particular, our solutions are specifically designed for inter-enterprise collaboration for content and information sharing beyond the firewall. Our technology platform offers enterprise class scalability and reliability, while enabling secure, auditable and compliant information exchange via a SaaS delivery model that lowers total cost of ownership. Additionally, our industry-specific expertise, global customer support, scalability and reliability to ensure uninterrupted performance, as well as price and functionality, have earned us a reputation of trust with our customers.
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
Employees
As of December 31, 2014, we employed 810 full-time employees, including 340 in sales and marketing, 135 in product development, 162 in services and external operations and 173 in general and administrative.
Geographic Information
We generate revenue both within and outside the United States. We operate globally with $146.3 million, or 57.2%, of total revenue derived from customers located in the United States and $109.5 million, or 42.8%, derived from customers located in various international locations, with the largest being the United Kingdom. The amount of our long-lived assets outside of the United States at December 31, 2014 is immaterial. Information regarding financial data by geographic segment is set forth in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements, Note 13, "Segment and Geographic Information."

Available Information
We maintain an internet website under the name www.intralinks.com. We make available, free of charge, on our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, other information and amendments to those reports, as soon as reasonably practicable after providing such reports to the Securities and Exchange Commission, or the SEC. We also make available on our website (i) the charters for the standing committees of our Board of Directors, including the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, and (ii) our Code of Business Conduct and Ethics governing our directors, officers and employees.
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
We have historically incurred significant net operating losses. As a result of these operating losses, we accumulated a deficit of $139.2 million from June 15, 2007, the date on which, through a series of transactions we refer to as the Merger, all of the outstanding equity of Intralinks, Inc. was acquired by a newly formed entity, TA Indigo Holding Corporation, which was owned by TA Associates, Inc. (now part of TA Associates Management, L.P.), Rho Capital Partners, Inc., a principal stockholder in Intralinks, Inc. since 2001, and other stockholders, including former and current officers and employees of Intralinks, Inc., through December 31, 2014. Our future profitability depends on, among other things, our ability to generate revenue in excess of our expenses. However, since our initial public offering in August 2010, we have incurred and will continue to incur as a public company significant additional legal, accounting and other expenses to which we were not subject to as a private company, including expenses related to our efforts in complying with the requirements of Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and other public company disclosure and corporate governance requirements, responding to requests of government regulators and defending the class action and stockholder derivative lawsuits filed against us. At the same time, we have significant and continuing fixed costs relating to the maintenance of our assets and business, including our substantial debt service requirements, which we may not be able to reduce adequately to sustain our profitability if our revenue decreases. Our profitability also may be impacted by non-cash charges such as stock-based compensation charges and potential impairment of goodwill, which will negatively affect our reported financial results. Even if we achieve profitability on an annual basis, we may not be able to achieve profitability on a quarterly basis. You should not consider prior revenue growth as indicative of our future performance. In fact, in future quarters we may not have any revenue growth and our revenue could decline. We may continue to incur significant losses in the future for a number of reasons, including the other risks described elsewhere in this Annual Report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Our failure to achieve and maintain our profitability could negatively impact the market price of our common stock.
We may be unable to sustain positive cash flow.
Our ability to continue to generate positive cash flow depends on our ability to generate collections from sales in excess of our cash expenditures. Our ability to generate and collect on sales can be negatively affected by many factors, including but not limited to:

•	our inability to convince new customers to use our services or existing customers to renew their contracts or use additional services;

•	the lengthening of our sales cycle;

•	changes in our customer mix;

•	a decision by any of our existing customers to cease or reduce using our services;

•	failure of customers to pay our invoices on a timely basis or at all;

•	a failure in the performance of our solutions or our internal controls that adversely affects our reputation or results in loss of business;

•	the loss of market share to existing or new competitors;

•	regional or global economic conditions affecting perceived need for or value of our services; or

•	our inability to develop new offerings, expand our offerings or drive adoption of our new offerings on a timely basis and thus our potentially not meeting evolving market needs.
We anticipate that we will incur increased sales and marketing and general and administrative expenses as we continue to diversify our business into new industries and geographic markets. Our business will also require significant amounts of working capital to support our growth. In addition, we face significant expenditures in connection with our public company disclosure, Sarbanes-Oxley, and other corporate governance requirements, as well as the pending class action lawsuit. We may not achieve collections from sales to offset these anticipated expenditures sufficient to maintain positive future cash flow. In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events that cause our costs to exceed our expectations. An inability to generate positive cash flow may decrease our long-term viability.
Our business may not generate sufficient cash flows from operations, or future borrowings under our credit facilities or from other sources that may not be available to us, in amounts sufficient to enable us to repay our indebtedness or to fund our other liquidity needs, including capital expenditure requirements.
We cannot guarantee that we will be able to generate sufficient revenue or obtain enough capital to service our debt, fund our planned capital expenditures and execute on our business plan. We may be more vulnerable to adverse economic conditions than less leveraged competitors and thus less able to withstand competitive pressures. Any of these events could reduce our ability to generate cash available for investment or debt repayment or to make improvements or respond to events that would enhance profitability. If we are unable to service or repay our debt when it becomes due, our lenders could seek to accelerate payment of all unpaid principal and foreclose on our assets, and we may have to take actions such as selling assets, seeking additional equity investments or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. Additionally, we may not be able to take these types of actions, if necessary, on commercially reasonable terms, or at all. The occurrence of any of these events would have a material adverse effect on our business, results of operations and financial condition.
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
Our operating results have varied significantly from quarter to quarter and may vary significantly from quarter to quarter in the future. As a result, we may not be able to accurately forecast our revenues or operating results. Our operating results may fall below market analysts' expectations in some future quarters, which could lead to downturns in the market price of our common stock. Quarterly fluctuations may result from factors such as:

•	changes in the markets that we serve;

•	changes in demand for our services;

•	rate of penetration within our existing customer base;

•	loss of customers or business from one or more customers, including from consolidations and acquisitions of customers;

•	the timing of large contracts or contract terminations;

•	increased competition;

•	changes in the mix of customer types;

•	changes in the mix of our offerings and sales channels through which they are sold;

•	changes in our standard service contracts that may affect when we recognize revenue;

•	the timing of our new product releases;

•	loss of key personnel;

•	interruption in our service resulting in a loss of revenue;

•	changes in our pricing policies or the pricing policies of our competitors;

•	fluctuations in currency exchange rates;

•	costs of developing new solutions and enhancements;

•	write-offs affecting any of our material assets;

•	changes in our operating expenses;

•	customer credits issued in excess of established reserves;

•	software "bugs" or other service quality problems;

•	concerns relating to the security of our systems;

•	adverse tax consequences; and

•	general domestic and international political, economic and market conditions.
We believe that our quarterly operating results may vary significantly in the future, that period-to-period comparisons of results of operations may not necessarily be meaningful and, as a result, such comparisons should not be relied upon as indications of future performance.
Fluctuations in foreign currency exchange rates could result in foreign currency transaction losses, which could harm our operating results and financial condition.
We currently have revenue and expenses and related assets and liabilities denominated in foreign currencies and may in the future have transactions denominated in the currencies of additional countries. Foreign currency transaction exposure results primarily from transactions with customers or vendors denominated in currencies other than the functional currency of the entity in which we record the transaction. Any fluctuation in the exchange rate of these foreign currencies may positively or negatively affect our business, financial condition and operating results.
We face exposure to movements in foreign currency exchange rates due to the fact that we have non-U.S. dollar denominated revenue worldwide. Weakening of foreign currencies relative to the U.S. dollar adversely affects the U.S. dollar value of our foreign currency denominated revenue and positively affects the U.S. dollar value of our foreign currency denominated expenses. If foreign currencies were to weaken or strengthen relative to the U.S. dollar, we might elect to raise or lower our international pricing, which could potentially impact demand for our services. Alternatively, we might opt not to adjust our international pricing as a result of fluctuations in foreign currency exchange rates, which could potentially have a positive or negative impact on our results of operations and financial condition.
Similarly, our financial performance may be impacted by fluctuations in currency exchange rates when it comes to our non-U.S. dollar denominated expenses. The third party vendors and suppliers to whom we owe payments for non-U.S. dollar denominated expenses may decide to increase or decrease their pricing to reflect fluctuations in foreign currency exchange rates. Alternatively, these third parties may opt not to adjust their pricing as a result of fluctuations in foreign currency exchange rates.
If there continues to be volatility in foreign currency exchange rates, we will continue to experience fluctuations in our operating results due to revaluing our assets and liabilities that are not denominated in the functional currency of the entity that recorded the asset or liability. Further, as foreign currency exchange rates change, the translation of our non-U.S. denominated revenue and expenses into U.S. dollars affects the year-over-year comparability of our operating results.
Failure to maintain the confidentiality, integrity and availability of our systems, software and solutions could seriously damage our reputation and affect our ability to retain customers and attract new business.
Maintaining the confidentiality, integrity and availability of our systems, software and solutions is an issue of critical importance for us and for our customers and users who rely on our systems to store and exchange large volumes of information, much of which is proprietary and confidential. There appears to be an increasing number of individuals, governments, groups and computer "hackers" developing and deploying a variety of destructive software programs (such as viruses, worms and other malicious software) that could attack our computer systems or solutions or attempt to infiltrate our systems. We make significant efforts to maintain the confidentiality, integrity and availability of our systems, solutions and source code. Despite significant efforts to create security barriers, it is virtually impossible for us to mitigate this risk entirely because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not recognized until launched against a target. Like all software solutions, our software is vulnerable to these types of attacks. An attack of this type could disrupt the proper functioning of our software solutions, cause errors in the output of our customers' work, allow unauthorized access to sensitive, proprietary or confidential information of ours or our customers and other destructive outcomes. If an actual or perceived breach of our security were to occur, our reputation could suffer, customers could stop buying our solutions and we could face lawsuits and potential liability, any of which could cause our financial performance to be negatively impacted. Though we maintain professional liability insurance that may be available to provide coverage if a cyber-security incident were to occur, there can be no assurance that insurance coverage will be available or that available coverage will be sufficient to cover losses and claims related to any cyber-security incidents we may experience.
There is also a danger of industrial espionage, cyber-attacks, misuse or theft of information or assets (including source code), or damage to assets by people who have gained unauthorized access to our facilities, systems or information, which could lead to the disclosure of portions of our source code or other confidential information, improper usage and distribution of our solutions without compensation, illegal or inappropriate usage of our systems and solutions, jeopardizing of the security of information stored in and transmitted through our computer systems, manipulation and destruction of data, defects in our software and downtime issues. Although we actively employ measures to combat unlicensed copying, access and use of our facilities, systems, software and intellectual property through a variety of techniques, preventing unauthorized use or infringement of our rights is inherently difficult. The occurrence of an event of this nature could adversely affect our financial results or could result in significant claims against us for damages. Further, participating in either a lawsuit to protect against unauthorized access to, usage of or disclosure of any of our solutions or any portion of our source code or the prosecution of an individual in connection with a cybersecurity breach could be costly and time-consuming and could divert management's attention and adversely affect the market's perception of us and our solutions.
A number of core processes, such as software development, sales and marketing, customer service and financial transactions, rely on our information technology, or IT, infrastructure and applications. Defects of malfunctions in our IT infrastructure and applications could cause our service offerings not to perform as our customers expect, which could harm our reputation and business. In addition, malicious software, sabotage and other cybersecurity breaches of the types described above could cause an outage of our infrastructure, which could lead to a substantial denial of service and ultimately downtimes, recovery costs and customer claims, any of which could have a significant negative impact on our business, financial position, profit and cash flows.
We rely upon our customers and users of our solutions to perform important activities relating to the security of the data maintained on our Intralinks Platform, such as assignment of user access rights and administration of document access controls. Because we do not control the access provided by our customers to third parties with respect to the data on our systems, we cannot ensure the complete integrity or security of this data. Errors or wrongdoing by users resulting in security breaches could be attributed to us. Because many of our engagements involve business-critical projects for financial institutions and their customers and for other types of customers where confidentiality is of paramount importance, a failure or inability to meet our customers' expectations with respect to security and confidentiality could seriously damage our reputation and affect our ability to retain customers and attract new business.
The confidentiality, integrity and availability of our systems could also be jeopardized by a breach of our internal controls and policies by our employees, consultants or subcontractors having access to our systems. If our systems fail or are breached as a result of a third-party attack or an error, violation of internal controls or policies or a breach of contract by an employee, consultant or subcontractor that results in the unauthorized use or disclosure of proprietary or confidential information or customer data (including information about the existence and nature of the projects and transactions our customers are engaged in), we could lose business, suffer irreparable damage to our reputation and incur significant costs and expenses relating to the investigation and possible litigation of claims relating to such event. We could be liable for damages, penalties for violation of applicable laws or regulations and costs for remediation and efforts to prevent future occurrences, any of which liabilities could be significant. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages with respect to any particular claim. We also cannot assure that our existing general liability insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and results of operations. Furthermore, litigation, regardless of its outcome, could result in a substantial cost to us and divert management's attention from our operations. Any significant claim against us or litigation involving us could have a material adverse effect on our business, financial condition and results of operations.
We have implemented a number of measures designed to ensure the security of our information, IT resources and other assets. Nonetheless, unauthorized users could gain access to our systems through cyber-attacks and steal, use without authorization and sabotage our intellectual property and confidential data. Any security breach, misuse of our IT systems or theft of our or our customers' intellectual property or data could lead to customer losses, non-renewal of customer agreements, loss of production, recovery costs or litigation brought by customers or business partners, any of which could adversely impact our cash flows and reputation and could have an adverse impact on our disclosure controls and procedures.
Our ability to provide our services may be adversely impacted by disruptions to our hardware and software systems.
Our services are highly dependent on our computer and telecommunications equipment and software systems. Disruptions in our service and related software systems could be the result of errors or acts by our vendors, customers, users or other third parties, or electronic or physical attacks by persons seeking to disrupt our operations. Any damage to, or failure or capacity limitations of, our systems and our related network could result in interruptions in our service that could cause us to lose revenue, issue credits or refunds or could cause our customers to terminate their subscriptions for our services, in each case adversely affecting our renewal rates. Our business and reputation will be adversely affected if our customers and potential customers believe our service is unreliable.

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
Our ability to attract new customers and increase revenue from existing customers will depend in large part on our ability to enhance and improve our existing Intralinks Platform, including our application solutions, and to introduce new functionality either by acquisition or internal development. Our operating results would suffer if our innovations are not responsive to the needs of our customers, are not appropriately timed with market opportunities or are not brought to market effectively. In addition, it is possible that our assumptions about the features that we believe will drive purchasing decisions for our potential customers or renewal decisions for our existing customers could be incorrect. In the past, we have experienced delays in the planned release dates of new features and upgrades and have discovered defects in new services after their introduction. There can be no assurance that new services or upgrades will be released on schedule or that, when released, they will not contain defects as a result of poor planning, execution or other factors during the product development lifecycle. In addition, we could experience challenges, delays or quality issues in our product development efforts due to the demands of the Agile development methodology we rely upon. If any of these situations were to arise, we could suffer adverse publicity, damage to our reputation, loss of revenue, delay in market acceptance or claims by customers brought against us, all of which could have a material adverse effect on our business, results of operations and financial condition. Moreover, upgrades and enhancements to our Intralinks Platform may require substantial investment and there can be no assurance that our investments will prove to help us achieve or sustain a durable competitive advantage in products, services and processes. If customers do not widely adopt our solutions or new innovations to our solutions, we may not be able to justify the investments we have made. If we are unable to develop, license or acquire new solutions or enhancements to existing services on a timely and cost-effective basis, or if our new or enhanced solutions do not achieve market acceptance, our business, results of operations and financial condition will be materially adversely affected.
Undetected errors or failures found in our products and services may result in loss of or delay in market acceptance of our products and services that could seriously harm our business.
Our products and services may contain undetected errors or scalability limitations at any point in their lives, but particularly when first introduced or as new versions are released. We frequently release new versions of our products and different aspects of our platform are in various stages of development. Despite testing by us and by current and potential customers, errors may not be found in new products and services until after commencement of commercial availability or use, resulting in a loss of or a delay in market acceptance, damage to our reputation, customer dissatisfaction and reductions in revenues and margins, any of which could seriously harm our business. Additionally, our agreements with customers that attempt to limit our exposure to liability claims may not be enforceable in jurisdictions where we operate, particularly in certain markets outside the United States.
If we fail to develop our brand cost-effectively, our business may suffer.
We believe that developing and maintaining awareness of the Intralinks brand in a cost-effective manner is critical to achieving widespread acceptance of our existing and future services and is an important element in attracting new customers. Furthermore, we believe that the importance of brand recognition will increase as competition in our market develops. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and our ability to provide reliable and useful services at competitive prices. In addition, misaligned marketing strategy may hinder our ability to build necessary brand awareness and complete the sales cycle. Brand promotion and protection will also require protection and defense of our trademarks, service marks and trade dress, which may not be adequate to protect our investment in our brand or prevent competitors' use of similar brands. In the past, our efforts to build our brand have involved significant expense. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in unsuccessful attempts to promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business could suffer.

Our business depends substantially on customers renewing and expanding their subscriptions for our services. Any decline in our customer renewals and expansions would harm our future operating results.
We enter into subscription agreements with certain of our customers that are generally one year in length. As a result, maintaining the renewal rate of our subscription agreements is critical to our future success. Some of our contracts with annual commitment terms contain automatic renewal clauses. However, our customer agreements typically include a provision permitting the customer to provide notification of non-renewal within 30 to 90 days prior to the end of the contract term. Repeat customers who do not have automatic renewal terms typically negotiate renewal terms at or prior to each annual termination date. Our customers have no obligation to renew their subscriptions for our services after the expiration of the initial term of their agreements and some of our customers have elected not to do so. We cannot assure you that any of our customer agreements will be renewed. The loss of any customers that individually or collectively account for a significant amount of our revenues would have a material adverse effect on our results of operations or financial condition.
Our renewal rates may decline due to a variety of factors, including:

•	the price, performance and functionality of our solutions;

•	the availability, price, performance and functionality of competing products and services;

•	our customers ceasing to use or anticipating a declining need for our services in their operations;

•	our inability to demonstrate to our customers the value of our solutions;

•	the relative ease and low cost of moving to a competing product or service;

•	consolidation in our customer base;

•	the effects of economic downturns and global economic conditions; or

•	reductions in our customers' spending levels.
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
Many of our contracts with customers are entered into in connection with discrete one-time financial and strategic business transactions and projects such as mergers and acquisitions, or M&A, transactions. During the fiscal years ended December 31, 2012, 2013 and 2014, revenue generated from transactional contracts constituted a substantial portion of our total revenue. These transactional agreements typically have initial terms of six to twelve months depending on the type of transaction and related purpose of the Intralinks exchange. Accordingly, our business depends on our ability to replace these transactional agreements as they expire. Our inability to enter into new contracts with existing customers or find new customers to replace these contracts could have a material adverse effect on our business, results of operations and financial condition.
A significant part of our business is derived from the use of our application solutions in connection with financial and strategic business transactions. Economic trends that affect the volume of these transactions may negatively impact the demand for our services.
A significant portion of our revenue depends on the purchase of our services by parties involved in financial and strategic business transactions such as M&A transactions, loan syndications and other debt capital markets, or DCM, transactions. During the fiscal years ended December 31, 2012, 2013 and 2014, revenue generated from the M&A and DCM principal markets constituted 56.3%, 59.4% and 62.2%, respectively, of our total revenue. The volume of these types of transactions drives demand for our services. Downturns in the global economy or in the economies of the geographies in which we do business, rising unemployment and reduced equity valuations all create risks that could harm our business. We are not able to predict the impact any potential worsening of macroeconomic conditions could also have on our results of operations. The level of activity in the financial services industry, including the financial transactions our services are used to support, is sensitive to many factors beyond our control, including interest rates, regulatory policies, general economic conditions, our customers' competitive environments, business trends, terrorism and political change. Unfavorable conditions or changes in any of these factors could adversely affect our business, operating results and financial condition.

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
Our customers generally depend on our service organization to resolve issues relating to the use of our solutions. A high level of support is critical for the successful marketing and sale of our solutions. If we are unable to provide a level of support and service to meet or exceed the expectations of our customers, we could experience:

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
The timing of our revenue from sales to enterprise customers is difficult to predict. Our enterprise sales efforts require us to educate our customers about the use and benefit of our services, including the technical capabilities and potential cost savings to an organization. In this market segment, in order to make sales, we may need to provide greater levels of customer education regarding the uses and benefits of our services, as well as regarding security, privacy, and data protection laws and regulations, especially for those customers in more heavily regulated industries or those with significant international operations. Enterprise customers typically undertake a significant evaluation process that has, in the past, resulted in a lengthy sales cycle, typically several months. We spend substantial time, effort and capital resources on our enterprise sales efforts without any assurance that our efforts will produce any sales.
In addition, larger enterprises may demand more customization, integration and support services and features. As a result, we may need to devote greater sales support and professional services resources to these sales opportunities, which could increase our costs, extend our sales cycle and divert our own sales and professional services resources to a smaller number of larger customers. Where we make sales to enterprise customers on a subscription basis, there is a delay between when we make the sale and when we start to recognize revenue from that customer. Further, where we provide professional services, we are required to delay revenue recognition on some of these transactions until the technical or implementation requirements have been met.
If sales expected from a specific customer for a particular period are not realized in that period or at all or we are required to delay realization of revenue related to a transaction to a later period, our financial results could fall short of public expectations and our business, operating results and financial condition could be adversely affected.
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
Allegations that we have infringed the proprietary rights of others, whether successful or not, may significantly increase our costs or adversely affect our results of operations and stock price.
A third party may assert that our technology or services violates its intellectual property rights. In particular, as the number of products and services offered in our markets increase, as well as the number of related patents issued in the United States and elsewhere, and the functionality of these products and services further overlap, we believe that infringement claims may arise. Any claims, regardless of their merit, could:

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
We have been, are currently and may in the future be the subject of various lawsuits, proceedings and investigations. Specifically, we and certain of our current and former officers and directors have been named as defendants in a class action lawsuit and we and certain of our current and former officers and directors were previously named as defendants in a series of stockholder derivative lawsuits. See Part I, Item 3 - "Legal Proceedings" for more information. Though these derivative lawsuits have been dismissed, given the stage of the class action lawsuit, we are unable to assess or quantify with any certainty the outcome, timing or potential costs of that matter. In defending and ultimately resolving the class action matter, we may be required to pay substantial amounts, divert management's attention from the operation of our business or change our business practices, any of which could materially adversely affect our business, financial condition, results of operations, liquidity and, consequently, the trading price of our common stock.
The outcome and amount of resources needed to respond to, defend or resolve lawsuits or regulatory actions or requests is unpredictable and may remain unknown for long periods of time. Our exposure under these matters may also include our indemnification obligations, to the extent we have any, to current and former officers and directors and, in some cases former underwriters, against losses incurred in connection these matters, including reimbursement of legal fees and other expenses. Although we maintain insurance for claims of this nature, our insurance coverage does not apply in all circumstances and may be denied or insufficient to cover the costs related to the class action and stockholder derivative lawsuits. In addition, these matters or future lawsuits or investigations involving us may increase our insurance premiums, deductibles or co-insurance requirements or otherwise make it more difficult for us to maintain or obtain adequate insurance coverage on acceptable terms, if at all. Moreover, adverse publicity associated with regulatory actions and investigations and negative developments in pending legal proceedings could decrease customer demand for our services. As a result, the pending lawsuits and any future lawsuits or investigations involving us or our officers or directors could have a material adverse effect on our business, reputation, financial condition, results of operations, liquidity and the trading price of our common stock.
Evolutions in technology and related privacy concerns could result in regulatory changes and impose additional costs and liabilities on us, adversely affecting our business.
Our application solutions provide our customers with central locations where they can post information and make it accessible to any parties they authorize. In connection with offering our solutions to our customers and their invited guests, we collect user information related to the individuals who access our software solutions. If we were required to change our business activities or revise or eliminate the services we offer, or if we were required to implement burdensome compliance measures, our business and results of operations could be harmed. Privacy concerns, whether valid or not, may also inhibit market adoption of our solutions in some industries and foreign countries, harming our growth. In addition, we may be subject to fines, penalties and potential litigation if we fail to comply with applicable privacy regulations. The costs of compliance with privacy-related laws and regulations that apply to our customers’ businesses may limit the adoption and use of our solutions and reduce overall demand for them. The European Union and many countries in Europe have stringent privacy laws and regulations that may impact our ability to profitably operate in certain European countries. Further, the ongoing debate in the European Union around implementing a data privacy regulation causes uncertainty to our business, as we may have to implement new measures to comply with changing laws if and when they are adopted. Additional regulatory burdens of this sort could have an adverse effect on our business, financial condition and results of operations.
Government regulation of the Internet and e-commerce and of the international exchange of certain information is subject to possible unfavorable changes, and our failure to comply with applicable regulations could harm our business and operating results.
As Internet commerce continues to evolve, increasing regulation by federal, state, local and foreign governments becomes more likely. For example, we believe increased regulation is likely in the area of data privacy. Further, laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our customers' ability to use and share data, potentially reducing demand for our products and services. In addition, taxation of products and services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed. Any regulation imposing greater fees for Internet use or restricting the exchange of information over the Internet could result in reduced growth or a decline in the use of the Internet and could diminish the viability of our Internet-based services, which could harm our business and operating results.
Changes in laws, regulations or governmental policy applicable to our customers or potential customers may decrease the demand for our solutions or increase our costs.
The level of our customers' and potential customers' activity in the business processes our services are used to support is sensitive to many factors beyond our control, including governmental regulation and regulatory policies. Many of our customers and potential customers in the life sciences, energy, utilities, insurance, financial and other industries are subject to substantial regulation and may be the subject of further regulation in the future. Accordingly, significant new laws or regulations or changes in, or repeals of, existing laws, regulations or governmental policy may change the way these customers do business and could cause the demand for and sales of our solutions to decrease. For example, many products developed by our customers in the life sciences industry require approval of the United States Food and Drug Administration, or FDA, and other similar foreign regulatory agencies before they can market their products. The processes for filing and obtaining FDA approval to market these products are guided by specific protocols that our services help support, such as United States 21 CFR Part 11, which provides the criteria for acceptance by the FDA of electronic records. If new government regulations from future legislation or administrative action or from changes in FDA or foreign regulatory policies occur in the future, the services we currently provide may no longer support these life science processes and protocols, and we may lose customers in the life sciences industry. Any change in the scope of applicable regulations that either decreases the volume of transactions that our customers or potential customers enter into or otherwise negatively impacts their use of our solutions would have a material adverse effect on our revenues or gross margins. Moreover, complying with increased or changed regulations could cause our operating expenses to increase as we may have to reconfigure our existing services or develop new services to adapt to new regulatory rules and policies, either of which will require additional expense and time. Additionally, the information provided by, or residing in, the software or services we provide to our customers could be deemed relevant to a regulatory investigation or other governmental or private legal proceeding involving our customers, which could result in requests for information from us that could be expensive and time consuming for us to address or harm our reputation since our customers rely on us to protect the confidentiality of their information. These types of changes could adversely affect our business, results of operations and financial condition.
If we are unable to increase our penetration in our existing principal markets, develop, market and sell new solutions or expand into additional markets, we will be unable to grow our business and increase our revenue.
We currently market our solutions for a wide range of business processes. These include:

•	due diligence for M&A transactions;

•	public offerings and other strategic transactions;

•	loan syndication and other debt capital markets transactions;

•	board reporting;

•	partner document collaboration;

•	distribution of regulated content;

•	secure mobile access to content;

•	clinical trial management;

•	safety information exchange and drug development and licensing for the life sciences industry;

•	private equity fundraising, hedge fund marketing and investor reporting;

•	energy exploration and production ventures for the oil and gas industry;

•	contract and vendor management; and

•	external content repositories.

We intend to continue to focus our sales and marketing efforts in these markets to grow our business. In addition, we believe our future growth depends not only on increasing our penetration into the principal markets in which our services are currently used, but also on identifying and expanding the number of industries, communities and markets that use or could use our services and expanding the solutions we offer to customers in those markets. Efforts to expand our service offerings beyond the markets that we currently serve or to develop, market and sell new service offerings, however, may divert management resources from existing operations, expose us to increased competition from new and existing competitors and require us to commit significant financial resources to an unproven business, any of which could significantly impair our operating results. Moreover, efforts to expand beyond our existing markets and solutions may never result in new services that achieve market acceptance, create additional revenue or become profitable, particularly if a new target market turns out to be substantially less attractive than we envision due to overestimates in the number of potential customers, the speed at which the market will evolve or grow, the price potential customers are willing to pay for our solutions or the rate at which they are ready to adopt new products or approaches. Our inability to further penetrate our existing markets, successfully launch new solutions or identify additional markets and achieve acceptance of our services in these additional markets could adversely affect our business, results of operations and financial condition.
If we are unable to retain our key executives, we may not be able to implement our business strategy.
We rely on the expertise and experience of our senior management, especially our President and Chief Executive Officer, Ronald W. Hovsepian, as well as the other executive officers and key employees referenced in Item 10 of this Annual Report. Although we have employment agreements with our executive officers, none of them or any of our other management personnel is obligated to remain employed by us. We have no key-man insurance on any members of our management team. The loss of services of any key management personnel could lower productive output, interrupt our strategic vision and make it more difficult to pursue our business goals successfully. Furthermore, recruiting and retaining qualified management personnel are critical to our growth plans. We may be unable to attract and retain key personnel on acceptable terms given the competition among technology companies for experienced management personnel.
Our employee retention and hiring may be adversely impacted by immigration restrictions and related factors.
Competition for skilled personnel is intense in our industry and any failure on our part to hire and retain appropriately skilled employees could harm our business. Our ability to hire and retain skilled employees is impacted, at least in part, by the fact that a portion of our professional workforce in the United States is comprised of foreign nationals who are not United States citizens. In order to be legally allowed to work for us, these individuals generally hold immigrant visas (which may or may not be tied to their employment with us) or green cards, the latter of which makes them permanent residents in the United States.
The ability of these foreign nationals to remain and work in the United States is impacted by a variety of laws and regulations, as well as the processing procedures of various government agencies. Changes in applicable laws, regulations or procedures could adversely affect our ability to hire or retain these skilled employees and could affect our costs of doing business and our ability to deliver services to our customers. In addition, if the laws, rules or procedures governing the ability of foreign nationals to work in the United States were to change or if the number of visas available for foreign nationals permitted to work in the United States were to be reduced, our business could be adversely affected, if, for example, we were unable to hire or no longer able to retain a skilled worker who is a foreign national.
Employing foreign nationals may require significant time and expense and our foreign national employees may choose to leave after we have made this investment. While a foreign national who is working under an immigrant visa tied to his or her employment by us may be less likely to choose to leave our company than a similarly situated employee who is a United States national or a green card holder (as leaving our employ could mean also having to leave the United States), this may not always be the case. Additionally, many of our foreign national employees hold green cards, which means that they have greater flexibility to leave our company without facing the risk of also having to leave the United States.
If we are unable to maintain or expand our direct sales capabilities, we may not be able to generate anticipated revenues. In addition, if we are unable to maintain or expand our product development capabilities, we may not be able to meet our product development goals.
Our success depends in large part on our ability to attract, motivate and retain highly qualified personnel. We rely primarily on our direct sales force to sell our services. Our services and solutions require a sophisticated sales effort targeted at the senior management of our prospective customers. We may not have the required processes, systems and discipline to execute on our sales and growth strategies. We must expand our sales efforts to generate increased revenue from new customers. Failure to hire or retain qualified sales personnel will preclude us from expanding our business and generating anticipated revenue. Competition for talented sales personnel is intense and there can be no assurance that we will be able to retain our existing sales personnel or attract, assimilate or retain enough highly qualified sales personnel. Many of the companies with which we compete for experienced personnel have greater resources than we have. If any of our sales representatives or sales management personnel were to leave us and join one of our competitors, we may be unable to prevent those sales representatives from helping our competitors solicit business from our existing customers, which could adversely affect our revenue.

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
We depend on end-users of our solutions to generate customer referrals for our services. We depend in part on the financial institutions, legal providers and other third parties who use our services to recommend them to a larger customer base than we can reach through our direct sales and internal marketing efforts. For instance, a significant portion of our revenue from our M&A business is derived from referrals by investment banks, financial advisors and law firms that have utilized our services in connection with prior transactions. These referrals are an important source of new customers for our services and generally are made without expectation of compensation. We intend to continue to focus our marketing efforts on these referral partners in order to expand our reach and improve the efficiency of our sales efforts.
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
The markets for online collaborative content workspaces and solutions for managing, distributing and protecting enterprise content are intensely competitive and rapidly changing, with relatively low barriers to entry. We expect competition to increase from existing competitors, as well as new and emerging market entrants. In addition, as we expand our service offerings, we may face competition from new and existing competitors. It is also possible that our customers could decide to create, invest in or collaborate in the creation of competitive products that might limit or reduce their need for our products, services and solutions.
We compete primarily on product functionality, service levels, security and compliance characteristics, price and reputation. Our competitors include companies that provide online products that serve as document repositories, virtual data rooms or enterprise content file sharing and collaboration solutions, together with other products or services that may result in those companies effectively selling these services at lower prices and creating downward pricing pressure for us. Some of our competitors may have significantly greater financial resources than we do and they may be able to devote greater resources to the development and improvement of their services than we can. As a result, our competitors may be quicker at implementing technological changes and responding to customers' changing needs. In addition, if our competitors consolidate or our smaller competitors are acquired by other, larger competitors, they may be able to provide services comparable to ours at a lower price due to their size. Our competitors may also develop services or products that are superior to ours and their products or services may gain greater market acceptance than our services. The arrival of new market entrants could reduce the demand for our services or cause us to reduce our pricing, resulting in a loss of revenue and adversely affecting our business, results of operations and financial condition.
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
Our solutions can be used alongside a wide range of other systems such as email and enterprise software systems used by our customers in their businesses. If we do not support the continued integration of our services with third-party applications, including through the provision of application programming interfaces that enable data to be transferred readily between our services and third-party applications, demand for our services could decline and we could lose sales or experience declining renewal rates. We will also be required to make our services compatible with new or additional third-party applications that are introduced to the markets that we serve and, if we are not successful, we could experience reduced demand for our services. In addition, prospective customers, especially large enterprise customers, may require heavily customized features and functions unique to their business processes. If prospective customers require customized features or functions that we do not offer and that would be difficult for them to develop and integrate within our services, then the market for our services will be adversely affected.
If we fail to adapt our services to changes in technology or the marketplace, we could lose existing customers and fail to attract new business.
We may not be properly leveraging advances in technology to achieve or sustain a competitive advantage in products, services, information and processes. Our customers and users regularly adopt new technologies and industry standards continue to evolve. The introduction of products or services and the emergence of new industry standards can render our existing services obsolete and unmarketable in short periods of time. We expect others to continue to develop, introduce new and enhance existing products and services, which will compete with our services. Our future success will depend, in part, on our ability to enhance our current services and to develop and introduce new services that keep pace with technological developments, emerging industry standards and the needs of our customers. We cannot assure you that we will be successful in cost-effectively developing, marketing and selling new services or service enhancements that meet these changing demands on a timely basis, that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these services, or that our new service and service enhancements will adequately meet the demands of the marketplace and achieve market acceptance. We also cannot assure you that the features that we believe will drive purchasing decisions will in fact be the features that our potential customers consider most significant.
If the cloud-based enterprise software market develops more slowly than we expect or declines, our business could be adversely affected.
The cloud-based enterprise software market is not as mature as the market for on-premise enterprise software, and it is uncertain whether a cloud-based service like ours will achieve and sustain high levels of customer demand and market acceptance. Because we derive, and expect to continue to derive, a substantial portion of our revenue and cash flows from sales of our cloud-based enterprise software solutions, our success will depend to a substantial extent on the widespread adoption of cloud computing for enterprises in general. Many organizations have invested substantial personnel and financial resources to integrate traditional enterprise software into their organizations and, therefore, may be reluctant or unwilling to migrate to a cloud-based model for storing, accessing, sharing and managing their content. It is difficult to predict customer adoption rates and demand for our services, the future growth rate and size of the cloud computing market or the entry of competitive services. The expansion of a cloud-based enterprise software market depends on a number of factors, including the cost, performance and perceived value associated with cloud computing, as well as the ability of companies that provide cloud-based services to address security and privacy concerns. If we or other providers of cloud-based services experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for cloud-based services as a whole, including our services, may be negatively affected. If cloud-based services do not achieve widespread adoption or there is a reduction in demand for cloud-based services caused by a lack of customer acceptance, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending or otherwise, we could experience decreased revenue, which could harm our growth rates and adversely affect our business and operating results.
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
We rely on SunGard Availability Services LP, or SunGard, for the maintenance of the equipment running our solutions and software at geographically dispersed hosting facilities. Our agreement with SunGard expires on December 31, 2015. Though we are reviewing our options at this time, if we are unable to renew, extend or replace this contract, we may be unable to arrange for replacement services at a similar cost and in a timely manner, which could cause an interruption in our service. We do not control the operation of these SunGard facilities, each of which may be subject to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures or similar events. These facilities may also be subject to break-ins, sabotage, intentional acts of vandalism or similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster, cessation of operations by our third-party web hosting provider or SunGard's decision to close a facility without adequate notice or other unanticipated problems at any facility could result in lengthy interruptions in our service. In addition, the failure by these facilities to provide our required data communications capacity could result in interruptions in our service.
We have a substantial amount of debt that exposes us to risks that could adversely affect our business, operating results and financial condition.
We had total indebtedness of $79.4 million outstanding as of December 31, 2014 pursuant to a Term Loan Credit Facility and $3.2 million in outstanding letters of credit as of December 31, 2014 pursuant to a Revolving Credit Facility. We refer to the Term Loan Credit Facility and the Revolving Credit Facility collectively as the Credit Facilities. In February 2014, when we entered into the Credit Facilities, we refinanced all the outstanding indebtedness under our first lien credit facility entered into in June 2007, or the Prior Credit Facility. Each of our Credit Facilities is secured by liens on substantially all of our assets. Our Revolving Credit Facility is secured by a first lien on our cash, accounts receivable and certain other liquid collateral and a second lien on our other assets. Our Term Loan Credit Facility is secured by a second lien on our cash, accounts receivable and certain other liquid collateral and a first lien on our other assets. The level and nature of our indebtedness could, among other thing:

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
We have the ability to request the issuance of letters of credit under our Revolving Credit Facility. As of December 31, 2014, the outstanding obligations under the Revolving Credit Facility were primarily related to separate letters of credit provided to landlords under outstanding operating lease agreements for certain of the Company's office locations.
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
We make significant investments in new products and services that may not be profitable or align with our established company vision.
We intend to continue to make investments to support our business growth, including expenditures to develop new services or enhance our existing services, enhance our operating infrastructure, market and sell our product offerings and acquire complementary businesses and technologies. These endeavors may involve significant risks and uncertainties, including failures to align new initiatives, planning and execution with our established corporate vision and direction, which could lead to a misapplication of our resources. These new investments are inherently risky and may involve distracting management from current operations, create greater than expected liabilities and expenses, provide us with an inadequate return on capital, include other unidentified risks and, ultimately, may generally not be successful. Further, our ability to effectively integrate new services and investments into our business may affect our profitability. Significant delays in new releases or significant problems in creating new products or services could adversely affect our revenue and financial performance.
Our growth may strain our management, information systems and resources.
Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to expand our overall business, customer base, headcount and operations both domestically and internationally. Growing a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our information technology infrastructure, reporting systems and procedures, and operational and financial controls, as well as manage expanded operations in geographically distributed locations. Our expected additional growth will increase our costs, which will make it more difficult for us to offset any future revenue shortfalls by offsetting expense reductions in the short term. If we fail to manage our growth successfully we will be unable to execute our business plan successfully, which could have a negative impact on our business, financial condition and results of operations. In addition, if we fail to develop and implement appropriate operating practices, our performance may suffer in terms of quality, cost and cycle time.
Expansion of our business internationally will subject us to additional economic and operational risks that could increase our costs and make it difficult for us to operate profitably.
One of our key growth strategies is to pursue international expansion. International revenue accounted for 39.0%, 41.3% and 42.8%, of our revenue in 2012, 2013 and 2014, respectively. In addition, a further portion of our revenue is associated with employees of United States customers using our services outside of the United States. The continued expansion of our international operations may require significant expenditure of financial and management resources and may result in increased administrative and compliance costs. In addition, international expansion will increasingly subject us to the risks inherent in conducting business internationally, including:

•
anti-corruption laws, such as the Foreign Corrupt Practices Act, the U.K. Bribery Act and other local laws prohibiting corrupt payments to governmental officials and private actors, and antitrust and competition regulations, among others;

•	localization of our services, including translation into foreign languages and adaptation for local practices and regulatory requirements;

•	foreign currency exchange rate fluctuations;

•	difficulty in enforcing contractual provisions in local jurisdictions;

•	longer accounts receivable payment cycles and increased difficulty in collecting accounts receivable;

•	the effect of applicable foreign tax structures, including tax rates that may be higher than tax rates in the United States or taxes that may be duplicative of those imposed in the United States;

•	tariffs and trade barriers;

•	difficulties in managing and staffing international operations;

•	general economic and political conditions in each country, particularly in the European Union and Latin America, which continue to face significant economic challenges;

•	inadequate intellectual property protection in foreign countries;

•	increased insurance and employee costs associated with operating in foreign jurisdictions;

•	dependence on certain third parties, including channel partners with whom we may not have extensive experience;

•	the potential for political unrest, terrorism, hostilities or war; and

•
the difficulties in and increased expenses resulting from complying with a variety of foreign laws, regulations and trade standards, including employment, labor, tax, data protection and privacy laws that may or may not be in conflict with United States law.

We may have exposure to additional tax liabilities.
As an international business providing secure content collaboration services around the world, we are subject to income taxes and non-income based taxes in both the United States and various non-U.S. jurisdictions. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our future effective tax rate could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets or changes in tax laws or their interpretation. If our effective tax rate were to increase, our cash flows, financial condition and results of operations would be adversely affected. Although we believe that our tax filing positions are reasonable, the final determination of tax audits or tax disputes may be different from what is reflected in our historical income tax provisions and accruals.
To date, we have been audited in the United States with no significant impact on our financial condition, results of operations or cash flows. If future audits in the United States or other jurisdictions were to result in findings that additional taxes are due, we may be subject to incremental tax liabilities, possibly including interest and penalties, which could have a material adverse effect on our cash flows, financial condition and results of operations. In addition, if we were the subject of a tax audit or other inquiry, we would likely incur professional fees, which could be significant and could have a material adverse effect on our business, results of operations and financial condition.
In general, many governments and tax authorities are increasing their scrutiny of multi-national companies, which has contributed to an increase in audit activity and aggressive stances taken by tax authorities. In our case, French tax authorities recently commenced an inspection, based on a court order, of our business and operations to determine whether we are in compliance with our French tax obligations. It is our understanding that several multi-national technology companies have been involved in tax related audits or other inquiries in France. While we believe that we comply with French tax law, French tax authorities may determine that we owe additional taxes and may also assess penalties and interest against us. While considered unlikely at this time, any additional taxes or other assessments that we may be required to pay could be in excess of our current tax provisions or may require us to modify our business practices in order to reduce our exposure to additional taxes going forward, any of which could have a material adverse effect on our business, results of operations and financial condition.

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
Upon registration of our shares of common stock with the SEC, we became subject to rules and regulations that require us to maintain the effectiveness of both disclosure controls and procedures and internal control over financial reporting. Effective disclosure controls and procedures and internal control over financial reporting are necessary for us to provide reliable financial reports, effectively prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. In addition, in 2011, we became subject to the requirement to perform an annual management assessment of the effectiveness of our internal controls over financial reporting and obtain a report from our independent registered public accounting firm addressing the effectiveness of our internal controls over financial reporting. We reported a material weakness in 2011 and could report a material weakness in the future.
In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, issued an updated version of its Internal Control - Integrated Framework, or the 2013 Framework, which was originally issued in 1992 to help organizations design, implement and evaluate the effectiveness of internal controls. As of December 31, 2014, we completed our transition to the 2013 Framework. We expect the continuing requirements of the 2013 Framework to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and place a significant burden on our personnel, systems and resources. If our internal controls or disclosure controls are ineffective in future periods, our business and reputation could be harmed.
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
As of December 31, 2014, we had net operating loss carryforwards of $40.9 million, including $13.4 million of windfall tax benefits attributable to equity compensation, to offset future taxable income, which expire in various years beginning in 2021 through 2030, if not utilized. If we were not to generate sufficient future taxable income, this would adversely affect our ability to utilize these net operating loss carryforwards. In addition, under the Internal Revenue Code, substantial changes in our ownership could limit the amount of net operating loss carryforwards that can be utilized annually in the future to offset taxable income. Sections 382 and 383 of the Internal Revenue Code impose limitations on a company's ability to use net operating loss carryforwards and other tax attributes if a company experiences a more-than-50-percent ownership change over a three-year period. We believe that, as a result of our initial and follow-on public offerings, or as a result of prior or future issuances of our capital stock, it is possible that such a change in our ownership could occur in the future. If such a change in our ownership occurs, our ability to use our net operating loss carryforwards in any future periods may be limited on an annual basis.
We incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our operating results.
Since our initial public offering, we have incurred and will continue to incur as a public company significant additional legal, accounting and other costs to which we were not subject to as a private company, including expenses related to our efforts in complying with Sarbanes-Oxley, and other public company disclosure and corporate governance requirements, responding to requests of government regulators and defending the class action and stockholder derivative lawsuits filed against us. Our management and other personnel will continue to need to devote a substantial amount of time to these compliance initiatives. We expect that these rules, regulations and proceedings may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage previously available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.
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
Changes in valuation allowance of deferred tax assets may affect our future operating results.
We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more-likely-than-not realizable. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent, feasible and practical tax planning strategies. On a regular basis we evaluate our deferred tax asset balance for realizability. To the extent we believe it is more-likely-than-not that some portion of our deferred tax assets will not be realized, we increase the valuation allowance against the deferred tax assets. If our assumptions and consequently our estimates change in the future, the valuation allowance may be increased or decreased, resulting in a respective increase or decrease in income tax expense. As of December 31, 2014, we assessed that it is more-likely-than-not that we will not realize a portion of our deferred tax assets based on the absence of sufficient positive objective evidence that we would generate sufficient taxable income to realize a portion of deferred tax assets being valued. Accordingly and as more fully described in Note

8 to the Notes to our Consolidated Financial Statements, as of December 31, 2014, we recorded a valuation allowance on our deferred tax assets.
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
The stock market, particularly in recent years, has experienced significant volatility, particularly with respect to technology stocks. The volatility of technology stocks often does not relate to the operating performance of the companies themselves. Factors that could cause volatility in the market price of our common stock include:

•	market conditions affecting our customers' businesses, including the level of activity in the M&A and syndicated loan markets;

•	the loss of any major customers or the acquisition of new customers for our services;

•	announcements of new services or functions by us or our competitors;

•	developments concerning intellectual property rights;

•	comments by securities analysts, including the publication of their estimates of our operating results;

•	actual and anticipated fluctuations in our quarterly operating results, including fluctuations resulting from changes in foreign exchange rates;

•	rumors relating to us or our competitors;

•	developments relating to lawsuits and investigations involving us;

•	actions of stockholders, including sales of shares by our directors and executive officers;

•	additions or departures of key personnel; and

•	developments concerning current or future strategic alliances or acquisitions.
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
As of February 27, 2015, our two largest stockholders beneficially owned, in the aggregate, shares representing 27.7% of our outstanding capital stock. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would likely be able to influence our management and affairs. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.
Future sales of shares by existing stockholders could cause our stock price to decline.
If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. As of December 31, 2014, we had 57,084,340 shares of common stock outstanding. A relatively small number of our shareholders own large blocks of shares. We cannot predict the effect, if any, that public sales of these shares will have on the market price of our common stock.
In addition, shares subject to outstanding options under our equity incentive plans and shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, as of February 27, 2015, entities affiliated with TA Associates, L.P. and Rho Capital Partners, Inc. held 15,849,337 shares of our common stock and have the right to require us to register these shares under the Securities Act of 1933, as amended, pursuant to a registration rights agreement. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that these types of sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between these types of sales and the performance of our business.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal executive office located at 150 East 42nd Street, New York, New York occupies 43,304 square feet which is subject to a lease agreement that expires in July 2021. In addition, we have a facility in Waltham, Massachusetts that occupies 51,325 square feet under a lease that expires in October 2024.
We also maintain leased space in Amsterdam, Atlanta, Chicago, Dubai, Frankfurt, Hong Kong, London, Madrid, Miami, Paris, San Francisco, São Paulo, Singapore, Sydney and Tokyo for our sales and services activities. We believe that our facilities are adequate for our current needs. However, we may obtain additional office space to house additional services personnel in the near future, and we may require other additional office space as our business grows.
Our management operates the business in one reportable segment that uses all of the properties described above.
ITEM 3. LEGAL PROCEEDINGS
In the ordinary course of business, we are subject to various claims, charges, disputes, litigation and regulatory inquiries and investigations. These matters, if resolved adversely against us, may result in monetary damages, fines and penalties or require changes in business practices. We are not currently aware of any pending or threatened material claims, charges, disputes, litigation and regulatory inquiries and investigations except as follows:

Securities Class Action. On December 5, 2011, we became aware of a purported class action lawsuit filed in the U.S. District Court for the Southern District of New York, or the SDNY or the Court, against us and certain of our current and former executive officers. The complaint, or the Wallace Complaint, alleges that the defendants made false and misleading statements or omissions about our business prospects, financial condition and performance in violation of the Securities Exchange Act of 1934, as amended. The plaintiff seeks unspecified compensatory damages for the purported class of purchasers of our common stock during the period from February 17, 2011 through November 10, 2011, or the Allegation Period. On December 27, 2011, a second purported class action complaint, which makes substantially the same claims as, and is related to, the Wallace Complaint, was filed in the SDNY against us and certain of our current and former executive officers seeking similar unspecified compensatory damages for the Allegation Period. On April 3, 2012, the Court consolidated the actions and appointed Plumbers and Pipefitters National Pension Fund as lead plaintiff, and also appointed lead counsel in the consolidated action, or the Consolidated Class Action. On June 15, 2012, the lead plaintiff filed an amended complaint that, in addition to the original allegations made in the Wallace Complaint, alleges that we, certain of our current and former officers and directors, and the underwriters in our April 6, 2011 stock offering issued a registration statement and prospectus in connection with the offering that contained untrue statements of material fact or omitted material information required to be stated therein in violation of the Securities Act of 1933, as amended. The defendants filed motions to dismiss the action on July 31, 2012. On May 8, 2013, the Court issued an opinion dismissing claims based on certain allegations in the complaint, but otherwise denied defendants’ motions to dismiss. On June 28, 2013, defendants filed their answers to the Consolidated Class Action Complaint. On October 15, 2013, the Court entered the parties’ pretrial scheduling stipulation. In December 2013, the parties served each other with document requests and discovery is ongoing. On February 18, 2014, lead plaintiff filed its motion for class certification. Pursuant to an amended scheduling order entered by the Court on April 18, 2014, the defendants filed their opposition to class certification on June 13, 2014 and plaintiff filed its reply on July 18, 2014. On September 30, 2014, the Court issued an opinion certifying a class of all persons who purchased our stock between February 17, 2011 and November 11, 2011 and a subclass of persons who purchased our stock pursuant or traceable to our April 6, 2011 offering. On October 6, 2014, the Court entered the parties’ scheduling stipulation, which extended the deadline to complete fact discovery to February 27, 2015. Under that same stipulation, summary judgment briefing must be completed by November 23, 2015. On October 14, 2014, the defendants filed a petition in the U.S. Court of Appeals for the Second Circuit for permission to appeal the September 30, 2014 opinion granting plaintiff’s motion for class certification. On December 30, 2014, the Second Circuit denied defendants’ petition. We believe that these claims are without merit and intend to defend this lawsuit vigorously.
Horbal Derivative Action. On April 16, 2012, a shareholder derivative complaint, or the Horbal Action, was filed in the Supreme Court of the State of New York in New York County, or the New York State Court, against us and certain of our current and former directors and officers. The complaint alleges that the defendants breached their fiduciary duties by causing us to issue materially false and misleading statements about our business operations and financial condition during the same Allegation Period alleged in the Consolidated Class Action Complaint. On April 24, 2012, one of the director defendants removed the Horbal Action to the SDNY, and on May 22, 2012, the plaintiff moved to remand the case to New York State Court. On March 11, 2013, the SDNY granted plaintiff's motion to remand, and the case is currently pending in New York State Court. On June 6, 2013, the parties filed a stipulation with the New York State Court agreeing to stay all proceedings in the Horbal Action, including discovery, until ninety days after the SDNY issues a scheduling order in the Consolidated Class Action. On January 13, 2014, the parties filed a stipulation with the New York State Court agreeing to work together on a schedule for defendants’ time to answer, move against or otherwise respond to the complaint or an amended complaint. On June 6, 2014, plaintiff filed an amended complaint that continues to assert the same claims against the same defendants. Defendants filed their motions to dismiss the amended complaint on July 14, 2014. On February 4, 2015, following oral argument, the Court announced from the bench that it would grant defendants’ motions to dismiss. On February 19, 2015, the director defendants served plaintiff with a notice of entry of that dismissal, and plaintiff has until March 23, 2015 to file an appeal of the dismissal. We believe the claims in the Horbal Action are without merit and intend to defend this lawsuit vigorously.
Levine Shareholder Demand Letter/Complaint. We received a shareholder demand letter, dated May 16, 2013, demanding that our board of directors, or the Board, take action to remedy alleged breaches of fiduciary duty by our current and former directors and officers. These alleged breaches are based on the same alleged misconduct in the complaints in the Horbal and Consolidated Class Actions. The letter specifically demands that our Board undertake an independent internal investigation into the alleged breaches and commence a civil action against each of the allegedly breaching current and former directors and officers. On June 26, 2013, our Board created a Demand Committee to conduct an investigation into the allegations in the Levine demand letter. On December 13, 2013, the shareholder filed a derivative complaint, or the Levine Action, in New York State Court against us and certain of our current and former directors and officers. The Levine Action alleges that since our Board has not responded substantively to the shareholder’s demand letter in over six months, this has resulted in an improper “functional refusal” of the demand. The Levine Action makes substantially the same claims as, and is related to, the Horbal and Consolidated Class Actions. It alleges, among other things, that the defendants breached their fiduciary duties by making materially false and misleading statements related to the strength of our business and customer satisfaction. On March 27, 2014, counsel for the Demand Committee sent a letter to shareholder’s counsel stating that after thorough investigation of the allegations in the demand letter, the Board concluded that taking any or all of the demanded actions would not serve the best interests of Intralinks and its shareholders, and voted unanimously to reject the demand. Pursuant to a stipulation filed on June 2, 2014, the defendants filed motions to dismiss the action on July 2, 2014. On February 4, 2015, following oral argument, the Court announced from the bench that it would grant the defendants’ motions to dismiss, without prejudice. On February 19, 2015, the director defendants served plaintiff with a notice of entry of that dismissal, and plaintiff has until March 23, 2015 to file an appeal of the dismissal. We believe the claims in the Levine Action are without merit and intend to defend this lawsuit vigorously.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange, or NYSE, under the symbol "IL". The following table sets forth for the indicated periods the high and low sales prices per share of our common stock as reported on the NYSE.

	High	Low
Fiscal year ended December 31, 2014:
First quarter	$12.00	$9.72
Second quarter	$10.63	$7.91
Third quarter	$9.47	$7.82
Fourth quarter	$11.90	$7.91

Fiscal year ended December 31, 2013:
First quarter	$6.72	$5.73
Second quarter	$7.26	$5.72
Third quarter	$9.93	$7.33
Fourth quarter	$12.39	$8.37
Holders of Record
On February 27, 2015, the closing price of our common stock on the NYSE was $10.37 and there were approximately 19 holders of record of our common stock. Because the substantial majority of the outstanding shares of our common stock are held by brokers and other institutions on behalf of shareholders, we are not able to estimate the total number of beneficial shareholders represented by these record holders.
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
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite index and the NASDAQ Computer and Data Processing index for the period beginning August 6, 2010 (the date our common stock commenced trading on the NYSE) through December 31, 2014, assuming an initial investment of $100.
The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Equity Compensation Plan Information
For information concerning securities authorized for issuance under our equity compensation plans, see Item 12 - "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Form 10-K.
Unregistered Sales of Equity Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the related notes included in Item 8 - "Financial Statements and Supplementary Data" of this Form 10-K. The consolidated statements of operations data for each of the three years in the period ended December 31, 2014 and the consolidated balance sheet data at December 31, 2014 and 2013 are derived from our audited Consolidated Financial Statements included in Item 8 - "Financial Statements and Supplementary Data" of this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2011 and 2010 and the consolidated balance sheet data at December 31, 2012, 2011 and 2010 have been derived from our audited Consolidated Financial Statements not included in this Form 10-K. Our historical results are not necessarily indicative of the results to be expected for future periods.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except share and per share data)
Consolidated Statements of Operations:
Revenue	$255,821	$234,496	$216,667	$213,504	$184,332
Cost of revenue	69,348	64,885	62,354	56,385	47,496
Gross profit	186,473	169,611	154,313	157,119	136,836
Operating expenses:
Sales and marketing	115,867	108,428	96,198	88,872	79,251
General and administrative	69,911	57,063	50,608	40,808	28,435
Product development	22,429	20,014	21,092	18,579	17,953
Impairment of capitalized software	—	—	8,715	—	—
Total operating expenses	208,207	185,505	176,613	148,259	125,639
(Loss) income from operations	(21,734)	(15,894)	(22,300)	8,860	11,197
Interest expense	4,202	4,136	6,435	10,645	24,724
Amortization of debt issuance costs	579	358	740	1,369	3,084
Loss on extinguishment of debt	—	—	—	—	4,974
Other expense (income), net	1,746	239	(1,870)	(3,123)	(2,722)
Net loss before income tax	(28,261)	(20,627)	(27,605)	(31)	(18,863)
Income tax (benefit) expense	(1,765)	(5,349)	(10,225)	1,212	(6,427)
Net loss	$(26,496)	$(15,278)	$(17,380)	$(1,243)	$(12,436)
Net loss per common share
Basic	$(0.47)	$(0.28)	$(0.32)	$(0.02)	$(0.58)
Diluted	$(0.47)	$(0.28)	$(0.32)	$(0.02)	$(0.58)
Weighted average number of shares
Basic	55,932,641	55,135,657	54,352,536	53,381,655	21,310,284
Diluted	55,932,641	55,135,657	54,352,536	53,381,655	21,310,284

	Years Ended December 31,
	2014	2013	2012	2011	2010
Stock-Based Compensation Expense:	(In thousands)
Cost of revenue	$523	$692	$445	$310	$105
Sales and marketing	1,920	1,320	1,080	2,353	1,638
General and administrative	6,390	4,998	3,596	4,716	1,717
Product development	1,551	1,276	1,440	1,329	755
Total	$10,384	$8,286	$6,561	$8,708	$4,215
	December 31,
	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:	(In thousands)
Cash and cash equivalents	$40,682	$50,540	$43,798	$46,694	$50,467
Investments (1)	24,455	34,886	31,549	36,120	—
Working capital	31,954	66,371	62,955	78,136	49,563
Total assets	481,438	495,962	489,754	530,341	526,355
Long-term debt, net of current portion	77,933	75,004	75,238	91,164	125,886
Accumulated deficit	(139,210)	(112,714)	(97,436)	(80,056)	(78,813)
Total stockholders' equity	$300,939	$316,101	$322,052	$331,830	$287,444
(1) $11.8 million is included in current assets and $12.6 million is included in non-current assets at December 31, 2014.
ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 8 - "Financial Statements and Supplementary Data" of this Form 10-K.
Executive Overview
Intralinks is a leading global provider of Software-as-a-Service, or SaaS, solutions for secure enterprise content collaboration within and among organizations. Our cloud-based solutions enable organizations to manage, control, track, search, exchange and collaborate on time-sensitive information inside and outside the firewall, all within a secure and easy-to-use environment. Our customers rely on our cost-effective solutions to manage large amounts of electronic information, accelerate information-intensive business processes, reduce time to market, optimize critical information workflows, meet regulatory and risk management requirements and collaborate with business counterparties in a secure, auditable and compliant manner. We help our customers eliminate many of the inherent risks and inefficiencies of using email, fax, courier services and other existing solutions to collaborate and exchange information.
At our founding in 1996, we introduced cloud-based collaboration for the debt capital markets industry and, shortly thereafter, extended our solutions to merger and acquisition transactions. Today, we serve enterprises and governmental agencies across a variety of industries, including financial services, pharmaceutical, manufacturing, biotechnology, consumer, energy, telecommunications, industrial, legal, professional services, insurance and technology. Across all of our principal markets, we help transform a wide range of slow, expensive and information-intensive tasks into streamlined, efficient and real-time business processes.
We deliver our solutions through a cloud-based model, making them available on-demand over the Internet using a multi-tenant SaaS architecture in which a single instance of our software serves all of our customers. We sell our solutions directly through a field team with industry-specific expertise and an inside sales team, and indirectly through a customer referral network and channel partners. In 2014, we generated $255.8 million in revenue, 42.8% of which was derived from sales across 94 countries outside of the United States.

2014 Key Accomplishments
Intralinks VIA
We initially launched Intralinks VIA, a secure and scalable SaaS solution for enterprise content sharing and collaboration within and beyond the corporate firewall, in early 2013. Designed for business collaboration in a wide variety of markets and industries, Intralinks VIA is a full-featured collaboration solution designed for a wide variety of use cases, especially those involving IP-intensive or regulated content. Intralinks VIA enables users to securely manage collaborative processes and work efficiently on group projects. Intralinks VIA enables all employees in an organization to share content and collaborate beyond the firewall in a way that adheres to management-level control, security, auditability and compliance requirements.
In January 2014, we announced Intralinks VIA Enterprise, a new version of our Intralinks VIA product that incorporates advanced capabilities of the Intralinks Platform previously available in our Intralinks Connect product. With Intralinks VIA Enterprise, customers can manage the full lifecycle of content, both inside and across the enterprise boundary, from ad hoc creation and editing through structured storage and publication through final archiving and disposal.
In October 2014, we announced Intralinks VIA 2.0, a new version of our Intralinks VIA product that includes a completely redesigned user interface, new security functionality and the ability to natively view Microsoft Office files (through an integration with Microsoft Office Online) inside the product. Intralinks VIA 2.0 is also the first file sharing and collaboration solution to provide customer-managed encryption keys as an option, which provides customers with greater control over their data.
Acquisition of docTrackr
In April 2014, we acquired docTrackr, a provider of document security solutions. Subsequently, we have integrated docTrackr’s innovative security and digital information rights management, or IRM, technology into Intralinks VIA, providing users of that application solution with rich, plug-in free document access controls.
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
Our management relies on the key performance indicators set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. We discuss revenue under "Results of Operations" and net cash provided by operating activities under "Financial Position, Liquidity and Capital Resources." Other measures of our performance, including non-GAAP adjusted gross profit, non-GAAP adjusted gross margin, non-GAAP adjusted operating income, non-GAAP adjusted net income, non-GAAP adjusted EBITDA, non-GAAP adjusted EBITDA margin, and free cash flow are defined and discussed under “Non-GAAP Financial Measures” below.

	Year Ended December 31,
	2014	2013	2012
Consolidated Statement of Operations Data:	(In thousands)
Revenue	$255,821	$234,496	$216,667
Non-GAAP adjusted gross profit	$195,202	$178,439	$165,127
Non-GAAP adjusted gross margin	76.3%	76.1%	76.2%
Non-GAAP adjusted operating income	$12,441	$16,036	$18,750
Non-GAAP adjusted net income	$3,667	$7,008	$8,365
Non-GAAP adjusted EBITDA	$38,068	$36,900	$37,317
Non-GAAP adjusted EBITDA margin	14.9%	15.7%	17.2%
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$25,773	$42,009	$35,186
Free cash flow	$(11,126)	$14,538	$9,159

Non-GAAP Financial Measures
This Form 10-K includes information about certain financial measures that are not prepared in accordance with generally accepted accounting principles in the United States, or GAAP or U.S. GAAP. These non-GAAP financial measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies.
Management defines its non-GAAP financial measures as follows:

•	Non-GAAP adjusted gross profit represents the corresponding GAAP measure adjusted to exclude, if applicable: (1) amortization of intangible assets and (2) stock-based compensation expense.

•
Non-GAAP adjusted operating income represents the corresponding GAAP measure adjusted to exclude, if applicable: (1) amortization of intangible assets, (2) stock-based compensation expense and (3) impairment charges or asset write-offs.

•
Non-GAAP adjusted net income represents the corresponding GAAP measure adjusted to exclude, if applicable: (1) amortization of intangible assets, (2) stock-based compensation expense, (3) impairment charges or asset write-offs and (4) costs related to debt repayments. The income tax expense included in non-GAAP adjusted net income is calculated using an estimated long-term effective tax rate.

•
Non-GAAP adjusted EBITDA represents net loss adjusted to exclude, if applicable: (1) depreciation and amortization, (2) amortization of intangible assets, (3) stock-based compensation expense, (4) impairment charges or asset write-offs, (5) interest expense, (6) amortization of debt issuance costs, (7) other expense (income), net, and (8) income tax (benefit) expense.

•	Free cash flow represents net cash provided by operating activities less capitalized software development costs and capital expenditures.
Management believes that these non-GAAP financial measures, when viewed with our results under U.S. GAAP and the accompanying reconciliations, provide useful information about our period-over-period growth and provide additional information that is useful for evaluating our operating performance. In addition, free cash flow provides management with useful information for managing the cash needs of our business. Management also believes that these non-GAAP financial measures provide a more meaningful comparison of our operating results against those of other companies in our industry, as well as on a period-over-period basis, because these measures exclude items that are not representative of our operating performance, such as amortization of intangible assets, stock-based compensation expense and interest expense. Management believes that including these costs in our results of operations results in a lack of comparability between our operating results and those of our peers in the industry. However, non-GAAP adjusted gross profit, non-GAAP adjusted operating income, non-GAAP adjusted net income, non-GAAP adjusted EBITDA and free cash flow are not measures of financial performance under U.S. GAAP and, accordingly, should not be considered as substitutes for or superior to gross profit, loss from operations, net loss and net cash provided by operating activities as indicators of operating performance.
The table below provides reconciliations of U.S. GAAP financial measures to the non-GAAP financial measures discussed above:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Gross profit	$186,473	$169,611	$154,313
Gross margin	72.9%	72.3%	71.2%
Cost of revenue – amortization of intangible assets	8,206	8,136	10,369
Cost of revenue – stock-based compensation expense	523	692	445
Non-GAAP adjusted gross profit	$195,202	$178,439	$165,127
Non-GAAP adjusted gross margin	76.3%	76.1%	76.2%
Loss from operations	$(21,734)	$(15,894)	$(22,300)
Amortization of intangible assets	23,791	23,644	25,774
Stock-based compensation expense	10,384	8,286	6,561
Impairment of capitalized software	—	—	8,715
Non-GAAP adjusted operating income	$12,441	$16,036	$18,750
Net loss before income tax	$(28,261)	$(20,627)	$(27,605)
Amortization of intangible assets	23,791	23,644	25,774
Stock-based compensation expense	10,384	8,286	6,561
Impairment of capitalized software	—	—	8,715
Costs related to debt repayments	—	—	47
Non-GAAP adjusted net income before tax	5,914	11,303	13,492
Non-GAAP income tax expense	2,247	4,295	5,127
Non-GAAP adjusted net income	$3,667	$7,008	$8,365
Net loss	$(26,496)	$(15,278)	$(17,380)
Depreciation and amortization	25,627	20,864	18,567
Amortization of intangible assets	23,791	23,644	25,774
Stock-based compensation expense	10,384	8,286	6,561
Impairment of capitalized software	—	—	8,715
Interest expense	4,202	4,136	6,435
Amortization of debt issuance costs	579	358	740
Other expense (income), net	1,746	239	(1,870)
Income tax benefit	(1,765)	(5,349)	(10,225)
Non-GAAP adjusted EBITDA	$38,068	$36,900	$37,317
Non-GAAP adjusted EBITDA margin	14.9%	15.7%	17.2%
Net cash provided by operating activities	$25,773	$42,009	$35,186
Capitalized software development costs	(27,076)	(20,495)	(18,013)
Capital expenditures	(9,823)	(6,976)	(8,014)
Free cash flow	$(11,126)	$14,538	$9,159
Components of Operating Results
Sources of Revenue
We derive revenue principally through fixed commitment contracts under which we provide customers with various services, including access to our cloud-based Intralinks Platform, access to one or more of our Intralinks exchanges, as well as the related customer support and other services. Management operates the business in one reportable segment, assessing performance and making operating decisions based on our single operating segment and reporting unit structure. However, to date we have monitored certain revenue metrics and trends by principal markets, as defined below. We also monitor the mix of "subscription" and "transaction" customers (as defined in "Critical Accounting Policies and Estimates") within these markets, as well as revenue growth in international locations.

The following represent our principal markets:

•
Mergers & Acquisitions (M&A) comprises customers spanning a variety of industries, including financial services, pharmaceutical, manufacturing, biotechnology, consumer, energy, telecommunications, industrial, legal, professional services, insurance and technology who use the Intralinks Platform for project-based transactions, such as mergers, acquisitions and dispositions, primarily under transaction arrangements. These customers are typically referred to us by financial or legal advisors involved in the respective transactions.

•
Enterprise comprises customers, across the same variety of industries described above, who use the Intralinks Platform for a wide range of corporate purposes, primarily under subscription arrangements.

•
Debt Capital Markets (DCM) comprises customers within the financial services industry who use the Intralinks Platform for loan syndication and administration and other debt-related transactions, primarily under subscription arrangements.

We believe our revenue growth will be driven, barring unforeseen circumstances, by our ongoing investments in our platform and in enhanced service offerings such as our Intralinks VIA offering, improving our mid-market M&A advisory firm coverage, expanding our focus on underrepresented geographies and increasing our overall market share in our strategic transactions business. We believe that our continued investments in our platform, services and operational infrastructure will allow us to serve a greater number of clients more efficiently, including those with larger-scale requirements.
Cost of Revenue
Cost of revenue primarily consists of (i) employee compensation and related expenses, including stock-based compensation expense, (ii) amortization of capitalized software and certain definite-lived intangible assets, (iii) software license and maintenance fees to support the Intralinks Platform, (iv) expenses related to hosting our service, including Internet connectivity, co-location management and data storage fees, (v) expenses for third-party contractors providing customer support and project management services, (vi) depreciation of computer equipment and software and (vii) allocated overhead. Our hosting provider charges us a monthly fee based on the number of servers, the amount of storage and the levels of network connectivity required. We allocate overhead, such as facilities and telecommunication charges, to all departments based on headcount, which we consider to be a fair and representative means of allocation. As such, general overhead expenses are reflected in cost of revenue and each of the operating expense categories set forth below.
We will continue to make investments in our platform and services, which may include direct investments in our technology, client services group and our hosting infrastructure. The level and timing of investments in these areas could affect our cost of revenue, both in terms of absolute dollars and as a percentage of revenue.
Operating Expenses
Sales and Marketing - Sales and marketing expense primarily consists of (i) employee compensation and related expenses, including commissions to our sales representatives and stock-based compensation expense, (ii) amortization of certain definite-lived intangible assets, (iii) costs of marketing programs, (iv) travel and entertainment expenses, (v) commissions to our third party partners and (vi) allocated overhead. Our marketing programs include advertising, events and conferences, corporate communications, public relations and other brand building and product marketing expenses.
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
General and Administrative - General and administrative expense primarily consists of (i) employee compensation and related expenses, including stock-based compensation expense, for our executive management, finance, legal, human resources and internal business systems personnel, (ii) professional fees, (iii) software license and maintenance fees to support our internal business systems, (iv) amortization of certain definite-lived intangible assets and (v) allocated overhead.
We expect that general and administrative expenses will increase in absolute dollars in connection with our continued efforts to make infrastructure enhancements and improvements.
Product Development - Product development expense primarily consists of employee compensation and related expenses, including stock-based compensation expense and consulting expenses associated with the design, development and testing of our systems and allocated overhead. We capitalize direct costs of services used in developing internal-use software, including both internal and external direct labor costs. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.
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
Non-Operating Expenses (Income)
Non-operating expenses (income) consist of: (i) interest expense, (ii) amortization of debt issuance costs, (iii) interest income, (iv) foreign currency transaction (gains) and losses and (v) fair value adjustments to our interest rate swap which matured on June 30, 2012.
Income Tax Benefit
We are subject to income tax in the United States as well as other countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may also be subject to current U.S. income tax based on our corporate structure and operations. Our effective tax rate differs from the U.S. statutory rate primarily as a result of stock-based compensation expense, other non-deductible expenses, state income taxes, foreign income taxes and a valuation allowance, partially offset by research and development credits.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of our Consolidated Financial Statements requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates. The following accounting policies and estimates are viewed by management to be critical because they require significant judgment on the part of management.
On an ongoing basis, we evaluate our estimates and assumptions including those related to the determination of the fair value of stock-based awards, including estimated forfeitures of such awards, the fair value of our single reporting unit, the recoverability of our definite-lived intangible assets, capitalized software and fixed assets (and their related useful lives), certain components of the income tax provision, including the valuation allowance on deferred tax assets, allowances for doubtful accounts and reserves for customer credits and accruals for certain compensation expenses. We base our estimates, judgments and assumptions on historical experience, our forecasts and budgets and on various other factors that we believe to be reasonable under the circumstances.
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

•
Transaction arrangements include those customer contracts with an initial term of less than 12 months. We also consider transaction customers to be those first-time customers whose contracts do not have an automatic renewal clause and who have not yet renewed their contracts by mutual agreement. We believe these types of arrangements appeal mainly to customers who have a single discrete project. Unlike subscription contracts, which generally renew for at least 12 months at a time, transaction contracts continue in effect after their initial term on a month-to-month basis until the customer terminates, often by closing the relevant exchange.

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
Under most of our customer arrangements, a fixed commitment fee is generally determined based on (i) the number of users that are expected to access the offering the customer has purchased, (ii) the volume of data expected to be managed by the customer and/or (iii) the expected duration of the project. Fees billed in advance are recorded initially in accounts receivable and deferred revenue, until such time that the relevant revenue recognition criteria have been met, at which time the related amounts are included in revenue.
Under our contractual arrangements with our customers, fees are payable in full and are non-refundable regardless of actual usage of our services. Similarly, while customers may cease using our services, our contracts generally do not allow for cancellation or termination for convenience during the contract term and our contracts do not contain general rights of return. We reserve the right under our contracts to charge customers for loading data or adding users to the offering purchased in excess of their original usage estimates. We bill incremental fees for overages monthly or quarterly in arrears and the related revenue is recognized ratably from the point that the overage is measured through the remaining contract term, or the remaining contract quarter, depending on the usage terms within the customer contract.
Our customers do not have a contractual right, or the ability, to take possession of the Intralinks software at any time during the hosting period, or to contract with an unrelated third party to host the Intralinks software. Therefore, revenue recognition for our services is not accounted for under specific guidance of the Financial Accounting Standards Board, or the FASB, on software revenue recognition. We recognize revenue for our services ratably over the contracted service period, as described above.
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
Additionally, certain of our customer contracts contain provisions for set-up and implementation services relating to the customer's use of the Intralinks Platform. We believe that these set-up and implementation services provide value to the customer over the entire period that the exchange is active, including renewal periods, and therefore the revenue related to these types of services is recognized over the longer of the contract term or the estimated relationship life, which generally ranges from two to four years. We will continue to evaluate the length of the amortization period of the revenue related to set-up and implementation services to determine if a change is warranted in future periods.
In the normal course of business we may agree to sales concessions with our customers. We maintain an allowance to reserve for potential credits issued to customers based on historical patterns of actual credits issued. Expenses associated with maintaining this reserve are recorded as a reduction to revenue.
Deferred revenue represents the billed but unearned portion of existing contracts for services to be provided. Deferred revenue does not include the unbilled portion of existing contractual commitments of our customers. Accordingly, our deferred revenue balance does not represent the total contract value of outstanding arrangements. However, amounts that have been invoiced but not yet collected are recorded as revenue or deferred revenue, as appropriate, and are included in our accounts receivable balances. Deferred revenue that will be recognized during the subsequent 12-month period is classified as "Deferred revenue," with the remaining non-current portion included in "Other long-term liabilities" on the Consolidated Balance Sheets.
Stock-Based Compensation - We use the Black-Scholes option pricing model to determine the fair value of options granted under our 2010 Equity Incentive Plan, as well as the rights awarded under our 2010 Employee Stock Purchase Plan, or ESPP. Using this model, fair value is calculated based on assumptions with respect to (i) the expected volatility of our common stock price, (ii) the expected life of the award, which for options is the period of time over which equity recipients are expected to hold their options prior to exercise and for ESPP rights is the period of time between the offering date and the exercise date (as defined in Note 11 to our Consolidated Financial Statements), (iii) expected dividend yield on our common stock, and (iv) a risk-free interest rate, which is based on quoted U.S. Treasury rates for securities with maturities approximating the expected term. The use of different assumptions in the Black-Scholes pricing model would result in different amounts of stock-based compensation expense. Furthermore, if we were to use different assumptions in future periods, stock-based compensation expense could be materially impacted in the future.
The fair value of restricted shares of common stock, or RSAs, and restricted stock units, or RSUs, is generally determined using the intrinsic value of our common stock at the time of grant, with the exception of certain performance based RSAs and RSUs. The fair value of the performance based RSAs and RSUs were determined using a Monte-Carlo simulation.

We do not have a significant history of market prices, and as such, we estimate volatility in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 14 D.1 using historical volatilities of similar public companies. We based our analysis of expected volatility on reported data for a peer group of companies within our industry, using an average of the historical volatility measures of these peer companies. We intend to continue to consistently apply this process using the same or similar companies until a sufficient amount of historical information regarding the volatility of our own stock price becomes available, or unless circumstances change such that the identified entities are no longer similar to us, in which case, we would select and use in the calculation publicly available share price information for more suitable companies. Once a sufficient amount of historical information regarding the volatility of our share price becomes available, we will utilize the closing prices of our publicly-traded common stock to determine our volatility. The expected life of options has been determined using the "simplified" method, which uses the midpoint between the vesting date and the end of the contractual term. We utilize the simplified method of determining the expected life of options due to the limited period of time our common stock has been publicly traded, thus resulting in a lack of sufficient historical exercise data in a publicly traded environment to provide a reasonable basis upon which to estimate expected term. We intend to continue to consistently apply the simplified method until a sufficient amount of historical information regarding exercise data in a publicly traded environment becomes available. The risk-free interest rate is based on quoted U.S. Treasury rates for securities with maturities approximating the award's expected term. The expected dividend yield is zero as we never paid dividends and do not currently anticipate paying any in the foreseeable future.
Stock-based compensation expense for stock options is recorded over the requisite service period, less estimated forfeitures. For grants of RSAs and RSUs, we record stock-based compensation expense based on the fair value of the shares on the grant date over the requisite service period, less estimated forfeitures. Stock-based compensation expense for ESPP rights is recorded in line with each respective offering period.
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
Income Taxes - We account for income taxes on the asset and liability method pursuant to Accounting Standards Codification, or ASC, 740, Income Taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences of net operating losses and tax credit carryforwards and temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income taxes are measured using enacted tax rates applicable to taxable income in the years in which the temporary differences are expected to reverse. The effect on deferred income taxes of a change in tax rates is recognized in our results of operations in the period that includes the enactment date.
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
During 2014, we recorded a valuation allowance against our net deferred tax assets. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. In making this assessment, significant weight is given to evidence that can be objectively verified. After considering both negative and positive objectively verifiable evidence to assess the recoverability of our net deferred tax assets during 2014, we determined that it was not more likely than not we would realize the full value of our deferred tax assets given the cumulative three-year historical results as well as current uncertainties regarding the timing of profits as we invest in future growth. We continue to monitor the likelihood that we will be able to realize our deferred tax assets in the future. Our judgment regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute the business plans and/or tax planning strategies. Should there be a change in the ability to recover deferred tax assets, our tax provision would increase or decrease in the period in which the assessment is changed.
We recognize the impact of an uncertain tax position in our financial statements if, based on the technical merits of the position, we believe the position is more-likely-than-not sustainable upon audit. This assessment involves the identification of potential uncertain tax positions, the evaluation of relevant tax law and an analysis of whether a liability for each uncertain tax position is necessary. We operate and are subject to audit in multiple taxing jurisdictions. We record interest expense and penalties on uncertain tax positions as part of income tax expense.
Investments - Our investment portfolio may at any time contain investments in U.S. Treasury obligations, securities guaranteed by the U.S. government, certificates of deposit, corporate notes and bonds, medium-term notes, commercial paper, and money market mutual funds, each with remaining maturities less than two years. Our investments with original maturity dates of less than three months from the purchase date are included in "Cash and cash equivalents" on the Consolidated Balance Sheets included elsewhere in this Form 10-K. Our investments not included in "Cash and cash equivalents" with remaining maturity dates less than one year are classified as current investments and investments with remaining maturity dates greater than one year are classified as non-current investments on the Consolidated Balance Sheets included elsewhere in this Form 10-K. Investments classified as held-to-maturity are recorded at amortized cost. Interest earned on investments is included in "Other expense (income), net" on the Consolidated Statements of Operations, included elsewhere in this Form 10-K.
Non-marketable investments for which we do not have the ability to exert significant influence over operating and financial policies are generally accounted for using the cost method of accounting in accordance with ASC 325-10, Investments-Other. On a quarterly basis, we evaluate whether an event or change in circumstances has occurred in the reporting period that may have a significant adverse effect on the fair value of a cost method investment. If an event or change in circumstances that may cause a significant adverse effect on the fair value of a cost method investment occurs, then the fair value of such cost method investment is estimated to determine if the investment is impaired. No such events or changes in circumstances occurred during the reporting period.
Accounts Receivable - We record accounts receivable at amounts due from customers, net of an allowance for doubtful accounts and reserve for potential credits issued to customers. We evaluate the adequacy of the allowance for doubtful accounts and the credit reserve on a quarterly basis. This evaluation includes historical loss experience, length of time receivables are past due, adverse situations that may affect a customer's ability to pay its obligations us, prevailing market conditions and historical patterns of actual credits issued. This evaluation is inherently subjective and we may revise our estimates as more information becomes available.
Software Development Costs - We account for the cost of computer software developed or obtained for internal use by capitalizing qualifying costs that are incurred during the application development stage and amortizing them over the expected period of benefit, which is generally three years. Amortization begins when the software is ready for its intended use. Costs incurred in the preliminary and post-implementation stages are expensed as incurred. The amounts capitalized include external direct costs of services used in developing internal-use software, employee compensation and related expenses of personnel directly associated with the development activities and interest. Software development costs are evaluated for recoverability whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. During 2012, we recorded an impairment loss on certain internal-use capitalized software of $8.7 million.
Goodwill - Goodwill represents the excess of the purchase price allocation over the fair value of tangible and identifiable intangible net assets acquired. ASC 350, Intangibles - Goodwill and Other gives companies the option to perform a qualitative assessment to determine whether it is more likely than not (a likelihood of greater than 50 percent) that the fair value of its reporting unit is less than its carrying value. If it is determined, based on the qualitative assessment, that it is more likely than not that the fair value of its reporting unit is less than its carrying value, or if a company decides to exercise its unconditional option to bypass the qualitative assessment, then the company would proceed to a two-step quantitative impairment test. In the first step, the fair value of each reporting unit is compared with its carrying value, including goodwill and allocated intangible assets. If the fair value is in excess of the carrying value, the goodwill for the reporting unit is considered not to be impaired. If the fair value is less than the carrying value, then a second step is performed in order to measure the amount of the impairment loss, if any, which is based on comparing the implied fair value of the reporting unit's goodwill to the fair value of the net assets of the reporting unit.
At December 31, 2014, we had $224.4 million of goodwill. Our acquisition of docTrackr on April 23, 2014 resulted in an addition to goodwill of $8.5 million. Goodwill is assessed for impairment annually as of October 1 or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The goodwill impairment test is based on our determination that we operate as one operating segment and reporting unit.
Other Intangible Assets - Our definite-lived intangible assets include developed technology, customer relationships, trade names and non-compete agreements. Developed technology is primarily amortized over its estimated useful life at a rate consistent with the expected future cash flows to be generated by the asset. All other definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.
Long-Lived Assets - Long-lived assets consist of definite-lived intangible assets, capitalized software and fixed assets which are subject to depreciation or amortization over the useful life of the related asset. The useful lives of our long-lived assets are determined based on our estimate of the period over which the related asset will be utilized; such lives are periodically reviewed for reasonableness. We may be required to change these estimates based on changes in our industry or other changing circumstances. If these estimates change in the future, we may be required to recognize increased or decreased depreciation expense for these assets.
Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In evaluating an asset for recoverability, we estimate the future cash flows expected to result from the use and eventual disposition of the asset. If the sum of the undiscounted expected future cash flows is less than the carrying value of the asset, an impairment loss, equal to the excess of the carrying value over the fair value of the asset, is recognized. No impairments were recorded on long-lived assets for the periods presented in the Consolidated Financial Statements included elsewhere in this Form 10-K.

The process of assessing potential impairment of our long-lived assets is highly subjective and requires significant judgment. An estimate of future undiscounted cash flows can be affected by many assumptions, requiring that management make significant judgments in arriving at these estimates, which include sales growth, pricing of our services, market penetration, competition and technological obsolescence. In each of the years presented, we did not identify any indicators of impairment related to our long-lived assets and therefore were not required to assess impairment utilizing an undiscounted cash flow model.
Warranties and Indemnification - Our revenue generating contracts generally provide for indemnification of customers against liabilities arising from third party claims that are attributable to the breach of warranties or infringement of third party intellectual property rights, subject to contractual limitations of liability. In the event of an infringement claim, we have the right to satisfy our obligations to provide services to our customers by providing them with a workaround that is non-infringing, terminating their service to mitigate any liability or providing a refund for any prepaid fees for the unexpired portion of the contract term. In our agreements with our customers, we warrant that the services we provide meet or exceed prevailing industry standards and are provided in a manner reasonably designed for the secure transmission of customer data hosted on our platform. In addition, we warrant that, to the best of our knowledge, the services we offer do not infringe any third party trade secret, copyright, U.S. or U.K. issued patent or trademark. We do not monitor our exposure to customer contracts in terms of maximum payout. We have entered into contracts that include service level agreements in which we have warranted that we will provide certain levels of uptime. A subset of those customers have the explicit right, under the terms of their contracts, to receive credits or terminate their agreements with us in the event that we fail to meet those stated service levels.
We rely on a risk framework to define our risk tolerances and establish limits to ensure that potential risk-related losses under our customer agreements are within acceptable limits. Factors that we consider in determining our potential exposure under customer contracts include the fact that we disclaim liability for consequential and indirect damages, including for loss of data, resulting from any breach of contract and that we, to date, have not had to do any make-good rework or been impacted by any payout in connection with any of these guarantees. To date, we have not incurred any material costs as a result of these indemnification obligations and have not accrued any liabilities related to these obligations in the Consolidated Financial Statements. In addition, to date, we have not provided credits nor had any agreement canceled based on our service level agreements.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncement, see Item 8 - "Financial Statements and Supplementary Data" in this Form 10-K.
Results of Operations
The following table sets forth Consolidated Statements of Operations data as a percentage of revenue.

	Years Ended December 31,
	2014	2013	2012
Revenue	100.0%	100.0%	100.0%
Cost of revenue	27.1%	27.7%	28.8%
Gross profit	72.9%	72.3%	71.2%
Operating expenses:
Sales and marketing	45.3%	46.2%	44.4%
General and administrative	27.3%	24.3%	23.4%
Product development	8.8%	8.5%	9.7%
Impairment of capitalized software	—%	—%	4.0%
Total operating expenses	81.4%	79.1%	81.5%
Loss from operations	(8.5)%	(6.8)%	(10.3)%
Interest expense	1.6%	1.8%	3.0%
Amortization of debt issuance costs	0.2%	0.2%	0.3%
Other expense (income), net	0.7%	0.1%	(0.9)%
Net loss before income tax	(11.0)%	(8.8)%	(12.7)%
Income tax benefit	(0.7)%	(2.3)%	(4.7)%
Net loss	(10.4)%	(6.5)%	(8.0)%

Comparison of the Years ended December 31, 2014 and 2013
Revenue
Total revenue was $255.8 million for the year ended December 31, 2014, up $21.3 million or 9.1% from $234.5 million for the year ended December 31, 2013, primarily due to an 18.1% increase in M&A revenue.

					% Revenue
	Years Ended December 31,		Increase (Decrease)	% Increase (Decrease)	Years Ended December 31,
	2014	2013			2014	2013
	(In thousands)
M&A	$130,471	$110,456	$20,015	18.1%	51.0%	47.1%
Enterprise	96,711	95,246	1,465	1.5%	37.8%	40.6%
DCM	28,639	28,794	(155)	(0.5)%	11.2%	12.3%
Total revenue	$255,821	$234,496	$21,325	9.1%	100.0%	100.0%
M&A — The results for the year ended December 31, 2014 reflect an increase in M&A revenue of $20.0 million, or 18.1%, as compared to the year ended December 31, 2013. The increase in M&A revenue reflects a higher volume of strategic business transactions.
Enterprise — The results for the year ended December 31, 2014 reflect an increase in Enterprise revenue of $1.5 million, or 1.5%, as compared to the year ended December 31, 2013. The increase in Enterprise revenue was primarily due to the growth in revenue generated from our Intralinks VIA offering.
DCM — DCM revenue for the year ended December 31, 2014 remains largely unchanged as compared to the year ended December 31, 2013.
Cost of Revenue and Gross Profit

	Years Ended December 31,		Increase	% Increase
	2014	2013
	(In thousands)
Cost of revenue	$69,348	$64,885	$4,463	6.9%
Gross profit	$186,473	$169,611	$16,862	9.9%
Gross margin	72.9%	72.3%	0.6%
Cost of revenue for the year ended December 31, 2014 increased $4.5 million, or 6.9%, as compared to the year ended December 31, 2013, largely due to a $3.0 million increase in amortization of capitalized software related to the enhancement of our service offerings, as well as an increase in employee compensation and related expenses of $1.4 million primarily due to an increase in headcount. Gross margin increased 0.6% due to the $21.3 million increase in revenue, primarily related to the growth in M&A revenue, partially offset by an increase of $4.5 million in cost of revenue.
Operating Expenses
Total operating expenses for the year ended December 31, 2014 increased by $22.7 million, or 12.2%, as compared to the year ended December 31, 2013.

	Years Ended December 31,		Increase	% Increase
	2014	2013
	(In thousands)
Sales and marketing	$115,867	$108,428	$7,439	6.9%
General and administrative	69,911	57,063	12,848	22.5%
Product development	22,429	20,014	2,415	12.1%
Total operating expenses	$208,207	$185,505	$22,702	12.2%
Sales and Marketing — The results for the year ended December 31, 2014 reflect an increase in sales and marketing expense of $7.4 million, or 6.9%, as compared to the year ended December 31, 2013, driven primarily by increases in (i) employee compensation and related expenses of $5.1 million primarily due to increased headcount, (ii) travel and entertainment expenses of $1.0 million, primarily related to increased headcount, (iii) commission expense to third-party partners of $0.9 million primarily due to new channel partners in 2014, and (iv) allocated rent and telecommunications expense of $0.9 million, which was due, in part, to early termination fees related to all of the premises leased under our Charlestown, Massachusetts lease as well as higher allocated rent expense from our new Waltham, Massachusetts and London offices.
General and Administrative — The results for the year ended December 31, 2014 reflect an increase in general and administrative expense of $12.8 million, or 22.5%, as compared to the year ended December 31, 2013, driven primarily by increases in (i) employee compensation and related expenses of $4.3 million primarily due to an increase in headcount, as well as stock-based compensation expense related to an increase in equity awards granted to key employees, (ii) professional fees of $3.4 million primarily due to transaction costs associated with the acquisition of docTrackr and other strategic initiatives, (iii) software maintenance and licensing fees of $1.8 million in support of enhancements to our IT infrastructure, and (iv) bad debt expense of $0.7 million.
Product Development — The results for the year ended December 31, 2014 reflect an increase in product development expense of $2.4 million, or 12.1%, as compared to the year ended December 31, 2013, driven by increases in employee compensation and related expenses of $2.2 million primarily due to an increase in headcount.
Total product development costs are comprised of both capitalized software and product development expense.

	Years Ended December 31,		Increase	% Increase
	2014	2013
	(In thousands)
Capitalized software	$25,544	$21,761	$3,783	17.4%
Product development expense	22,429	20,014	2,415	12.1%
Total product development costs	$47,973	$41,775	$6,198	14.8%
The increase in total product development costs of $6.2 million, or 14.8%, was largely due to an increase in headcount, as well as consulting fees related to the continued development of our Intralinks platform.
Non-Operating Expenses

	Years Ended December 31,		Increase	% Increase
	2014	2013
	(In thousands)
Interest expense	$4,202	$4,136	$66	1.6%
Amortization of debt issuance costs	$579	$358	$221	61.7%
Other expense, net	$1,746	$239	$1,507	630.5%
Interest Expense — Interest expense for the year ended December 31, 2014 increased by $0.1 million, or 1.6%, as compared to the year ended December 31, 2013. Excluding capitalized interest, interest expense increased $1.3 million or 28.3%, due to a higher interest rate and higher average debt balance outstanding following the refinancing of our credit facility in February 2014. This increase in interest expense was primarily offset by an increase in capitalized interest of $1.3 million due in part to a higher interest rate and capitalized software costs in 2014 compared to 2013.
Amortization of Debt Issuance Costs — Amortization of debt issuance costs for the year ended December 31, 2014 increased by $0.2 million, or 61.7%, as compared to the year ended December 31, 2013, primarily due to additional debt issuance costs related to the refinancing of our credit facility in February 2014.
Other Expense, Net — Other expenses, net for the year ended December 31, 2014 and 2013 primarily relates to foreign currency transaction losses. The net increase of $1.5 million primarily resulted from the remeasurement of Euro denominated accounts receivable held by entities where the Euro is not the functional currency. This net increase was largely due to the strengthening of the U.S. Dollar against the Euro for the year ended December 31, 2014 as compared to the weakening of the U.S. Dollar against the Euro for the year ended December 31, 2013.

Income Tax Benefit

	Years Ended December 31,
	2014	2013
	(In thousands)
Income tax benefit	$(1,765)	$(5,349)
Our effective tax rates for the years ended December 31, 2014 and 2013 of 6.2% and 25.9%, respectively, differ from the U.S. Federal statutory tax rate primarily due to stock-based compensation expense for incentive stock options, or ISOs, which are not tax-deductible, as well as foreign income taxes and state and local income taxes, and a valuation allowance, partially offset by research and development tax credits and tax benefits from ISO disqualifications.
We regularly assess the need for a valuation allowance against our deferred tax assets by considering both positive and negative evidence related to the likelihood of the realization of our deferred tax assets. In our evaluation, we considered our cumulative loss in recent years and our forecasted losses in the near-term as significant negative evidence. During 2014, we determined that the negative evidence outweighed the positive evidence and a valuation allowance on our net deferred tax asset position was established, that resulted in additional tax expense of $6.4 million. We will continue to assess the realizability of our deferred tax assets going forward, and adjust the valuation allowance accordingly. Due to the valuation allowance, our effective tax rate could be volatile and is therefore difficult to forecast in future periods. See Note 8 of the Notes to Consolidated Financial Statements for our reconciliation of income taxes at the statutory federal rate to the provision for income taxes.
Comparison of the Years Ended December 31, 2013 and 2012
Revenue
Total revenue increased to $234.5 million for year ended December 31, 2013, up $17.8 million, or 8.2%, from $216.7 million for the year ended December 31, 2012.

					% Revenue
	Years Ended December 31,		Increase (Decrease)	% Increase (Decrease)	Years Ended December 31,
	2013	2012			2013	2012
	(In thousands)
M&A	$110,456	$91,606	$18,850	20.6%	47.1%	42.3%
Enterprise	95,246	94,616	630	0.7%	40.6%	43.7%
DCM	28,794	30,445	(1,651)	(5.4)%	12.3%	14.1%
Total revenue	$234,496	$216,667	$17,829	8.2%	100.0%	100.0%
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
Cost of Revenue and Gross Profit

	Years Ended December 31,		Increase	% Increase
	2013	2012
	(In thousands)
Cost of revenue	$64,885	$62,354	$2,531	4.1%
Gross profit	$169,611	$154,313	$15,298	9.9%
Gross margin	72.3%	71.2%	1.1%
Cost of revenue for the year ended December 31, 2013 increased by $2.5 million, or 4.1%, as compared to the year ended December 31, 2012, due to a $3.1 million increase in depreciation and amortization primarily related to the enhancement of our service offerings and an increase of $1.7 million in employee compensation and related expenses, which was primarily related to incentive compensation and severance, partially offset by a decrease of $2.2 million in the amortization of intangible assets in accordance with amortization schedules associated with these intangible assets. Gross margin increased 1.1% due to the $17.8 million increase in revenue, primarily related to the growth in M&A revenue, partially offset by an increase of $2.5 million in cost of revenue.
Operating Expenses
Total operating expenses for year ended December 31, 2013 increased by $8.9 million, or 5.0%, as compared to the year ended December 31, 2012. Excluding an impairment charge taken in 2012, operating expenses increased by $17.6 million, or 10.5%.

	Years Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2013	2012
	(In thousands)
Sales and marketing	$108,428	$96,198	$12,230	12.7%
General and administrative	57,063	50,608	6,455	12.8%
Product development	20,014	21,092	(1,078)	(5.1)%
Impairment of capitalized software	—	8,715	(8,715)	NM
Total operating expenses	$185,505	$176,613	$8,892	5.0%
Sales and Marketing — The results for the year ended December 31, 2013 reflect an increase in sales and marketing expense of $12.2 million, or 12.7%, as compared to the year ended December 31, 2012, driven by increases in (i) employee compensation and related expenses of $6.1 million mostly from increased headcount and incentive compensation, (ii) marketing expense of $2.4 million related to the launch of Intralinks VIA and our new corporate branding, (iii) commission expense to third party partners of $2.0 million primarily related to an initiative to drive an increase in renewal rates, (iv) travel and entertainment expenses of $1.5 million primarily due to the execution of our redesigned sales model, along with increased headcount and (v) professional fees of $1.2 million related to our strategic initiatives.
General and Administrative — The results for the year ended December 31, 2013 reflect an increase in general and administrative expense of $6.5 million, or 12.8%, as compared to the year ended December 31, 2012, driven primarily by an increase of $6.5 million in employee compensation and related expenses primarily due to increases in headcount, incentive compensation and stock-based compensation expense, as well as the 2013 transfer of certain employees, who now support our internal business systems, from our product development group to our general and administrative group.
Product Development — The results for the year ended December 31, 2013 reflect a decrease in product development expense of $1.1 million, or 5.1%, as compared to the year ended December 31, 2012, driven by (i) a decrease of $2.1 million in employee compensation and related expenses that resulted from (a) a greater percentage of product development costs being capitalized, including work on Intralinks VIA, our new Enterprise-focused content sharing and collaboration solution, as well as development of enhanced functionality in our DCM and M&A products, and (b) the 2013 transfer of certain employees, who now support our internal business systems, from our product development group to our general and administrative group, and (ii) a decrease of $0.3 million in depreciation and amortization. These decreases were partially offset by an increase of $1.8 million in consulting expense, primarily related to product architectural work and pre-production support.
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
Non-Operating Expenses

	Years Ended December 31,		Increase(Decrease)	% Increase (Decrease)
	2013	2012
	(In thousands)
Interest expense	$4,136	$6,435	$(2,299)	(35.7)%
Amortization of debt issuance costs	$358	$740	$(382)	(51.6)%
Other expense (income), net	$239	$(1,870)	$2,109	112.8%
Interest Expense — Interest expense for the year ended December 31, 2013 decreased by $2.3 million, or 35.7%, as compared to the year ended December 31, 2012. Excluding interest capitalized in 2013 of $0.5 million, interest expense decreased $1.8 million or 27.7%, which was primarily driven by the expiration of the interest rate swap as of June 30, 2012 and a lower outstanding debt balance due to principal repayments, partially offset by a higher interest rate on our first lien credit facility entered into in June 2007, or our Prior Credit Facility, that was refinanced in February 2014.
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
Income Tax Benefit

	Years Ended December 31,
	2013	2012
	(In thousands)
Income tax benefit	$(5,349)	$(10,225)
Our effective tax rates for the years ended December 31, 2013 and 2012 of 25.9% and 37.0%, respectively, differ from the U.S. Federal statutory tax rate primarily due to stock-based compensation expense for ISOs and our ESPP, which are not tax-deductible, other non-tax-deductible expenses, state income taxes and foreign income taxes, partially offset by research and development tax credits.
During the financial statement close process for the three months ended June 30, 2013, we identified a prior period error totaling $0.8 million, which was corrected and recorded as a cumulative adjustment to long-term deferred tax assets within the Consolidated Balance Sheet at June 30, 2013, and was reflected as an income tax expense within the Consolidated Statement of Operations for the three and six months ended June 30, 2013. We do not believe that this adjustment is material to the Consolidated Financial Statements for any prior period or to the 2013 results.
During the financial statement close process for the three months ended March 31, 2012, we identified a prior period error totaling $0.8 million, which was corrected and recorded as a cumulative adjustment to long-term deferred tax assets within the Consolidated Balance Sheet at March 31, 2012, and was reflected as an income tax benefit within the Consolidated Statement of Operations for the three months ended March 31, 2012. We do not believe that this adjustment is material to the Consolidated Financial Statements for any prior period or to the 2012 results.
Quarterly Results of Operations
The following tables set forth selected unaudited quarterly statements of operations for the eight quarters ended December 31, 2014. The information for each of these quarters has been prepared on the same basis as the audited Consolidated Financial Statements included in Item 8 - "Financial Statements and Supplementary Data" of this Form 10-K and, in the opinion of management, includes all adjustments necessary for the fair presentation of the results of operations for these periods. This data should be read in conjunction with our audited Consolidated Financial Statements and related notes included Item 8 "Financial Statements and Supplementary Data" of this Form 10-K. These quarterly operating results are not necessarily indicative of our operating results for any future period.

Consolidated Statement of Operations:	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(In thousands)
M&A	$29,648	$32,488	$33,923	$34,412
Enterprise	22,543	23,418	25,095	25,655
DCM	7,050	7,651	6,587	7,351
Total revenue	59,241	63,557	65,605	67,418
Cost of revenue	17,002	17,083	17,082	18,181
Gross profit	42,239	46,474	48,523	49,237
Gross profit margin	71.3%	73.1%	74.0%	73.0%
Operating expenses:
Sales and marketing	26,119	29,872	29,366	30,510
General and administrative	16,848	18,105	17,930	17,028
Product development	5,465	5,460	5,150	6,354
Total operating expenses	48,432	53,437	52,446	53,892
Loss from operations	(6,193)	(6,963)	(3,923)	(4,655)
Interest expense	960	1,005	1,126	1,111
Amortization of debt issuance costs	116	177	143	143
Other (income) expense, net	(191)	(18)	995	960
Net loss before income tax	(7,078)	(8,127)	(6,187)	(6,869)
Income tax (benefit) expense	(1,699)	(2,454)	(1,836)	4,224
Net loss	$(5,379)	$(5,673)	$(4,351)	$(11,093)
Non-GAAP adjusted EBITDA	$8,157	$7,632	$11,398	$10,881
Non-GAAP adjusted EBITDA margin	13.8%	12.0%	17.4%	16.1%

Consolidated Statement of Operations:	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(In thousands)
M&A	$24,306	$26,321	$28,670	$31,159
Enterprise	23,937	23,576	23,246	24,487
DCM	6,778	7,845	7,200	6,971
Total revenue	55,021	57,742	59,116	62,617
Cost of revenue	15,567	16,223	15,919	17,176
Gross profit	39,454	41,519	43,197	45,441
Gross profit margin	71.7%	71.9%	73.1%	72.6%
Operating expenses:
Sales and marketing	24,914	27,274	27,122	29,118
General and administrative	14,138	13,719	13,844	15,362
Product development	4,678	4,680	4,878	5,778
Total operating expenses	43,730	45,673	45,844	50,258
Loss from operations	(4,276)	(4,154)	(2,647)	(4,817)
Interest expense	1,122	1,152	1,242	620
Amortization of debt issuance costs	112	104	71	71
Other expense (income), net	779	189	(662)	(67)
Net loss before income tax	(6,289)	(5,599)	(3,298)	(5,441)
Income tax benefit	(1,733)	(1,242)	(782)	(1,592)
Net loss	$(4,556)	$(4,357)	$(2,516)	$(3,849)
Non-GAAP adjusted EBITDA	$8,515	$8,846	$10,707	$8,832
Non-GAAP adjusted EBITDA margin	15.5%	15.3%	18.1%	14.1%

The tables below provide reconciliations of the U.S. GAAP financial measure of net loss to the non-U.S. GAAP financial measure of Adjusted EBITDA included above. For additional details regarding non-GAAP disclosures, refer to "Non-GAAP Financial Measures" included elsewhere within this Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(In thousands)
Net loss	$(5,379)	$(5,673)	$(4,351)	$(11,093)
Depreciation and amortization	6,152	6,082	6,545	6,848
Amortization of intangible assets	5,869	5,945	5,989	5,988
Stock-based compensation expense	2,329	2,568	2,787	2,700
Interest expense	960	1,005	1,126	1,111
Amortization of debt issuance costs	116	177	143	143
Other (income) expense, net	(191)	(18)	995	960
Income tax (benefit) expense	(1,699)	(2,454)	(1,836)	4,224
Non-GAAP adjusted EBITDA	$8,157	$7,632	$11,398	$10,881

	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(In thousands)
Net loss	$(4,556)	$(4,357)	$(2,516)	$(3,849)
Depreciation and amortization	4,831	5,021	5,290	5,722
Amortization of intangible assets	5,844	5,967	5,967	5,866
Stock-based compensation expense	2,116	2,012	2,097	2,061
Interest expense	1,122	1,152	1,242	620
Amortization of debt issuance costs	112	104	71	71
Other expense (income), net	779	189	(662)	(67)
Income tax benefit	(1,733)	(1,242)	(782)	(1,592)
Non-GAAP adjusted EBITDA	$8,515	$8,846	$10,707	$8,832
Seasonality
Renewal dates for our subscription contracts are typically spread over the course of the year, though we generally experience a greater concentration of renewals in the second and fourth fiscal quarters. However, since our revenue is primarily recognized ratably over the related service period and contracts are generally invoiced in advance either annually or on a quarterly basis over the contract period, the impact on our revenue is not material.
Financial Position, Liquidity and Capital Resources
Our principal sources of liquidity are our cash, cash equivalents and investments (current and non-current), as well as the cash flows that we generate from operations. At December 31, 2014, we had $40.7 million in cash and cash equivalents, $11.8 million in current investments, $12.6 million in non-current investments and $47.3 million in accounts receivable, net of allowance for doubtful accounts and credit reserve. We have a $15.0 million revolving credit facility, which expires on February 24, 2019, and is available as an additional source of financing. At December 31, 2014, we had $3.2 million in outstanding letters of credit under our revolving credit facility.
We believe that our sources of funding will be sufficient to fund our normal operating requirements, including capital expenditures and principal payments on long-term debt, for at least the next twelve months. Our liquidity could be negatively affected by a decrease in demand for our services. In addition, we may make acquisitions and strategic investments or increase our capital expenditures that could reduce our cash, cash equivalents and investments (current and non-current) balances and as a result, we may need to raise additional capital through future debt or equity financing to provide for greater financial flexibility to fund these activities. Additional financing may not be available at all or on terms favorable to us.

If the credit markets were to experience a period of disruption, as has happened in the past, it could adversely affect our access to financing, as well as our revenue growth (due to our customer base in the DCM and M&A markets). Additionally, if the national or global economy or credit market conditions in general were to deteriorate, it is possible that those deteriorations could adversely affect our credit ratings, which, among other things, could have a material adverse effect on our ability to obtain external financing or to refinance our existing indebtedness.
Our corporate credit ratings and rating agency outlooks as of December 31, 2014 are summarized in the table below.

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
Cash Flows

	December 31,
	2014	2013	2012
	(In thousands)
Cash and cash equivalents	$40,682	$50,540	43,798

	Years ended December 31,
	2014	2013	2012
	(In thousands)
Net cash provided by operating activities	$25,773	$42,009	$35,186
Net cash used in investing activities	(36,981)	(34,792)	(22,552)
Net cash provided by (used in) financing activities	1,951	(168)	(15,226)
Effect of foreign exchange rate changes on cash and cash equivalents	(601)	(307)	(304)
Net (decrease) increase in cash and cash equivalents	$(9,858)	$6,742	$(2,896)
Operating Activities
Net cash provided by operating activities for the year ended December 31, 2014 was $25.8 million, as a result of $32.3 million in cash generated from results of operations after adjusting for non-cash items, partially offset by a net decrease in our operating assets and liabilities of $6.5 million. The net decrease in operating assets and liabilities consisted primarily of an increase of $11.4 million in accounts receivable related, in part, to increased billings as well as the timing of cash collections, partially offset by a $4.3 million increase in deferred revenue. Additionally, net cash provided by operating activities for the year ended December 31, 2014 consisted of a net loss of $26.5 million plus adjustments for non-cash items of $58.8 million including (a) depreciation and amortization of $25.6 million, (b) amortization of intangible assets of $23.8 million, (c) stock-based compensation expense of $10.4 million, (d) provision for bad debts and customer credits of $1.8 million and (e) amortization of deferred costs of $1.3 million, partially offset by (f) a deferred tax benefit of $4.7 million.
Net cash provided by operating activities for the year ended December 31, 2013 was $42.0 million, as a result of $32.3 million in cash generated from results of operations after adjusting for non-cash items and a net increase in our operating assets and liabilities of $9.7 million. The net increase in operating assets and liabilities consisted primarily of: (i) an increase of $5.1 million in accounts payable due to more effective cash management, (ii) an increase of $4.1 million in accrued expenses and other liabilities primarily related to incentive compensation, and (iii) a $4.0 million increase in deferred revenue, partially offset by (iv) an increase of $2.4 million in accounts receivable related, in part, to higher billings and (v) an increase of $1.2 million in prepaid expenses and other assets due primarily to prepaid licensing costs related to software infrastructure. Additionally, net cash provided by operating activities for the year ended December 31, 2013 consisted of a net loss of $15.3 million plus adjustments for non-cash items of $47.5 million including (a) amortization of intangible assets of $23.6 million, (b) depreciation and amortization of $20.9 million, (c) stock-based compensation expense of $8.3 million, (d) provision for bad debts and customer credits of $1.6 million and (e) amortization of deferred costs of $1.5 million, partially offset by (f) a deferred tax benefit of $8.3 million.

Net cash provided by operating activities for the year ended December 31, 2012 was $35.2 million, as a result of $31.7 million in cash generated from results of operations after adjusting for non-cash items and a net increase in our operating assets and liabilities of $3.5 million. The net increase in operating assets and liabilities consisted primarily of an increase of $4.8 million in accrued expenses and other liabilities, primarily driven by bonus, commissions and severance, partially offset by (i) a decrease of $0.5 million in accounts payable due to the timing of payments, and (ii) a $0.9 million increase in prepaid expenses and other assets, primarily related to contractual obligations and securing more favorable vendor pricing. Additionally, net cash provided by operating activities for the year ended December 31, 2012 consisted of a net loss of $17.4 million plus adjustments for non-cash items of $49.1 million including (a) amortization of intangible assets of $25.8 million, (b) depreciation and amortization of $18.6 million, (c) impairment of capitalized software of $8.7 million and (d) stock-based compensation expense of $6.6 million, partially offset by (e) a deferred tax benefit of $13.0 million.
Investing Activities
Net cash used in investing activities for the years ended December 31, 2014, 2013 and 2012 was $37.0 million, $34.8 million and $22.6 million, respectively. During the years ended December 31, 2014, 2013 and 2012, purchases of investments of $27.1 million, $47.6 million and $37.4 million, respectively, consisted primarily of corporate securities and commercial paper and maturities of investments of $36.9 million, $43.3 million and $41.2 million, respectively. During the year ended December 31, 2014, we used $9.0 million in cash, net of cash acquired of $0.2 million, to acquire all of the outstanding shares of docTrackr and we purchased minority interests in privately held companies for $3.5 million, which are accounted for under the cost method. Cash used in investing activities related to capital expenditures for infrastructure during the years ended December 31, 2014, 2013 and 2012 was $9.8 million, $7.0 million and $8.0 million, respectively.
Investments in capitalized software development costs for the years ended December 31, 2014, 2013 and 2012 were $27.1 million, $20.5 million and $18.0 million, respectively. We anticipate capital expenditures and investments in our software development may increase in future periods, in line with our growth strategy.
Additionally, during the year ended December 31, 2014, $2.4 million of cash we restricted during the year ended December 31, 2013, which related to letters of credit in support of our office leases for our various locations, was returned to us.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2014 of $2.0 million includes $79.2 million in proceeds from our Term Loan Credit Facility entered into in February 2014 related to the refinancing of our Prior Credit Facility, of which $74.9 million was used to pay off all of the outstanding indebtedness under our Prior Credit Facility and $2.8 million was used to pay debt issuance costs related to our Term Loan Credit Facility, and a revolving credit facility entered into in February 2014, or our Revolving Credit Facility. The Term Loan Credit Facility and the Revolving Credit Facility are referred to herein as our Credit Facilities.
Net cash used in financing activities for the year ended December 31, 2013 of $0.2 million includes $0.8 million of repayments of outstanding principal on long-term debt, $0.7 million of repayments of outstanding financing arrangements and $0.3 million of debt issuance costs, partially offset by proceeds from the exercise of stock options and issuance of common stock, net of withholding taxes of $1.6 million.
Net cash used in financing activities for the year ended December 31, 2012 of $15.2 million reflects $15.9 million of debt repayments, including our mandatory quarterly debt repayments and a voluntary prepayment on our Prior Credit Facility made in April 2012.
Our Term Loan Credit Facility provides for term loans in the aggregate principal amount of $80.0 million. The term loans bear interest, at our option, at either the Eurodollar rate plus a margin of 5.25% or the prime rate plus a margin of 4.25%. The Eurodollar rate is subject to a 2.00% floor and the prime rate is subject to a 3.00% floor. We must repay the term loan in installments of $0.2 million per quarter due on the last day of each quarter beginning with the quarter ending June 30, 2014, with the balance due in a final installment on February 24, 2019. Additionally, the Term Loan Credit Facility includes an annual mandatory prepayment in an amount equal to 50% of our excess cash flow as measured on an annual basis, with step-downs to 25% and to 0% of our excess cash flow if our Consolidated Net Leverage Ratio (as defined in the Term Loan Credit Facility), which is tested as of the last day of our fiscal year, is less than 2.00 to 1.00 and 1.00 to 1.00, respectively. Excess cash flow is generally defined as our adjusted EBITDA (as defined in the Term Loan Credit Facility) less debt service costs, unfinanced capital expenditures, unfinanced acquisition expenditures, and current income taxes paid, as adjusted for changes in our working capital. Additionally, the Term Loan Credit Facility requires mandatory prepayment of the term loans from the net proceeds of certain asset sales outside the ordinary course of business and from proceeds of property insurance and condemnation events, in each case subject to our right to reinvest such proceeds in assets used in our business.

Our Revolving Credit Facility provides for commitments of up to $15.0 million for general corporate purposes, working capital and letters of credit. Revolving loan drawings are subject to a further cap based on our borrowing base, as calculated from time to time. Our borrowing base is equal to 85% of our eligible accounts receivable, minus customary reserves established by JPMorgan Chase Bank, N.A., our lender. Our revolving loans bear interest at the Eurodollar rate plus 2.50%. In addition, we pay a commitment fee on the first business day of each fiscal quarter of 0.50% on the average daily unused balance under the Revolving Credit Facility. The Revolving Credit Facility matures and the commitments thereunder terminate on the earlier of February 24, 2019 and the date that is six months prior to the maturity date of our Term Loan Credit Facility.
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
Cash paid for interest, net of amounts capitalized during the years ended December 31, 2014, 2013 and 2012 was $4.0 million, $4.1 million and $6.4 million, respectively.
Covenants
The Credit Facilities are subject to certain affirmative and negative covenants, both financial and non-financial. These covenants include the timely submission of unqualified audited financial statements to the lender, as well as customary restrictions on certain activities, including the following, which are subject to lender approval, with certain exceptions:

•	incurring additional indebtedness other than in the normal course of business;

•	creating liens or other encumbrances on our assets;

•	engaging in merger or acquisition transactions;

•	making investments; and

•	entering into asset sale agreements or paying dividends, making distributions on or repurchasing our stock.
The Term Loan Credit Facility requires us to comply with a Consolidated Net Leverage Ratio (as defined under the Term Loan Credit Facility). The Consolidated Net Leverage Ratio must be less than or equal to 3.25 to 1.00 as of the last day of each fiscal quarter through March 31, 2015 and less than or equal to 3.00 to 1.00 as of the last day of each fiscal quarter ending thereafter through the maturity date. For purposes of testing our Consolidated Net Leverage Ratio, we are permitted to net from our outstanding total indebtedness up to $20.0 million of our cash and cash equivalents. The Term Loan Credit facility requires partial prepayment of a portion of the principal outstanding in the event that we generate Consolidated Excess Cash Flow (as defined under the Term Loan Credit Facility) in excess of a certain threshold. This determination is to be made 90 days following the end of the preceding fiscal year, with any payment, if required, 105 days following the end of the preceding fiscal year.
The Revolving Credit Facility includes a springing Fixed Charge Coverage Ratio (as defined in the Revolving Credit Facility), with which we must comply any time our cash and cash equivalents held in deposit or securities accounts subject to a lien in favor of our revolving loan lenders falls below $10.0 million or if an Event of Default (as defined in the Revolving Credit Facility) occurs, in either case, a "Fixed Charge Coverage Trigger Event." The Fixed Charge Coverage Ratio is tested as of the last day of the fiscal quarter preceding the Fixed Charge Coverage Trigger Event and as of the last day of each subsequent fiscal quarter during the Fixed Charge Coverage Compliance Period (as defined in the Revolving Credit Facility). In the event a Fixed Charge Coverage Trigger Event occurs, the Fixed Charge Coverage Ratio must be greater than or equal to 1.05 to 1 as of the last day of each fiscal quarter through March 31, 2015 and greater than or equal to 1.10 to 1 as of the last day of each fiscal quarter ending thereafter through the maturity date.
We were in compliance with all applicable financial and non-financial covenants set forth in the Credit Facilities and there was no required prepayment as of December 31, 2014. The agreements governing our Credit Facilities also contain customary events of default, including, but not limited to, uncured cross-defaults among these agreements. Although we currently expect to remain in compliance with these existing covenants, any breach of these covenants or a change in control could result in a default and subsequent cross-defaults under our credit agreements, which could cause all of the outstanding indebtedness to become immediately due and payable and terminate all commitments from our lenders to extend further credit.

Contractual Obligations and Commitments
The following table sets forth, as of December 31, 2014, certain significant cash obligations that will affect our future liquidity:

	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 years
	(In thousands)
Long-term debt, including current portion	$79,506	$906	$1,600	$77,000	$—
Interest on long-term debt	24,398	5,954	11,749	6,695	—
Operating leases	40,970	6,026	9,959	9,680	15,305
Third-party hosting commitments	4,014	3,707	307	—	—
Other	1,622	1,622	—	—	—
Total	$150,510	$18,215	$23,615	$93,375	$15,305

Long-Term Debt and Interest on Long-Term Debt
Interest on long-term debt in the table above includes interest payments on (i) the Term Loan Credit Facility through its maturity date, February 24, 2019, based on the amount of debt outstanding and the December 31, 2014 interest rate of 7.25%, representing a 2.00% floor, plus a margin of 5.25%, (ii) issued letters of credit under the Revolving Credit Facility, which bear interest at a rate of 2.50%, and (iii) a commitment fee of 0.50% on the unused balance under the Revolving Credit Facility.
Operating Leases and Third-party Hosting Commitments
Our principal executive office in New York, New York occupies 43,304 square feet that is subject to a lease agreement that expires in July 2021. In addition, in March 2014, we entered into a lease for 51,325 square feet of office space in Waltham, Massachusetts. The term of this lease commenced in August 2014 and will continue until it expires in October 2024.
We also maintain space in Amsterdam, Atlanta, Chicago, Dubai, Frankfurt, Hong Kong, London, Madrid, Miami, Paris, San Francisco, São Paulo, Singapore, Sydney and Tokyo for our sales and services activities. We believe that our facilities are adequate for our current needs. However, we may obtain additional office space to house additional services personnel in the near future, and we may require other additional office space as our business grows.
Our commitments to our third-party hosting provider expire in December 2015. Our hosting obligations are largely impacted by service expansion requirements in line with the growth of our business.
Other
In June 2011, we entered into a financing arrangement in the amount of $1.2 million for third-party software, including financing costs of $0.1 million to be repaid over a 50-month period ending in July 2015. In addition, on April 23, 2014, we acquired all of the outstanding shares of docTrackr, Inc., which $1.5 million of the $10.5 million consideration is subject to a holdback to cover any post-closing indemnification claims we might bring. The holdback is scheduled to be released in two installments, the first in the amount of $0.5 million due April 2015 and the second in the amount of $1.0 million due October 2015, less, in each case, any amounts paid or reserved for outstanding indemnity claims, as of the applicable holdback release date.
Uncertain Tax Positions
The unrecognized tax benefits of $4.7 million at December 31, 2014 are excluded from the table above as we are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. We do not expect that the balance of unrecognized tax benefits will significantly increase or decrease over the next twelve months.
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
Interest Rate Sensitivity
Term loans under our Term Loan Credit Facility bears interest at rate of rate of 7.25%, representing a 2.00% floor, plus a margin of 5.25%. Although the interest on our Term Loan Credit Facility was defined as variable, the existence of the LIBOR floor of 2.00% caused us to not be subject to market risks related to fluctuations in interest rates because the LIBOR has been considerably lower than 2.00%. If LIBOR were to have risen above 2.00%, our results of operations, specifically interest expense on our Term Loan Credit Facility, would have been subject to market risk.
The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash and cash equivalents and short-term investments in a variety of securities, including money market funds, certificates of deposit, U.S. treasuries, commercial paper and corporate debt securities. A 10% decrease in interest rates in the years ended December 31, 2014 and 2013 would not have had a material impact (on a total dollar basis) on our interest income during those periods, respectively, due to the immateriality of the interest income generated by our investments during those periods.
Foreign Currency Exchange Risk
Foreign currency transaction exposure results primarily from transactions with customers or vendors denominated in currencies other than the functional currency of the entity in which the transaction is recorded by us. Assets and liabilities arising from such transactions are translated into the entity’s functional currency using the exchange rate in effect at the balance sheet date. Any gain or loss resulting from currency fluctuations is recorded in “Other expense (income), net” within our Consolidated Statements of Operations. Net foreign currency transaction losses (gains) of $1.9 million, $0.3 million and $(0.3) million were recorded for the years ended December 31, 2014, 2013 and 2012, respectively.
Foreign currency translation exposure results from the translation of the financial statements of our subsidiaries whose functional currency is not the U.S. dollar into U.S. dollars for consolidated reporting purposes. The balance sheets of these subsidiaries are translated into U.S. dollars using period-end exchange rates and their statements of operations are translated into U.S. dollars using the average exchange rate over the period. Resulting currency translation adjustments are recorded in “Accumulated other comprehensive loss” in our Consolidated Balance Sheets. Net foreign currency translation losses of $(0.7) million, $(0.6) million and $(0.2) million were recorded for the years ended December 31, 2014, 2013 and 2012, respectively.
Currently, our largest foreign currency exposures are those with respect to the Euro and the British pound sterling. Relative to foreign currency exposures existing at December 31, 2014, a 10% unfavorable movement in foreign currency exchange rates would expose us to losses in results of operations. For the year ended December 31, 2014, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have increased our Net loss before income tax by $1.7 million. The estimates used assume that all currencies move in the same direction at the same time. The potential change noted above is based on a sensitivity analysis performed on our financial position as of December 31, 2014. We have experienced and we will continue to experience fluctuations in our results of operations as a result of revaluing our assets and liabilities that are not denominated in the functional currency of the entity that recorded the asset or liability. At this time, we do not hedge our foreign currency exchange risk.

ITEM 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Financial Statements of Intralinks Holdings, Inc.

Page
Report of Independent Registered Public Accounting Firm	61
Consolidated Balance Sheets as of December 31, 2014 and 2013	62
Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012	63
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2014, 2013 and 2012	65
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2014, 2013, and 2012	64
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012	66
Notes to Consolidated Audited Financial Statements	68
Financial Statement Schedule:
Schedule II - Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Intralinks Holdings, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Intralinks Holdings, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
New York, New York
March 13, 2015

INTRALINKS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$40,682	$50,540
Investments	11,825	34,886
Accounts receivable, net of allowances of $3,158 and $3,152, respectively	47,338	38,322
Deferred taxes	9,578	12,148
Prepaid expenses	6,602	6,036
Restricted cash	—	2,442
Other current assets	3,626	4,576
Total current assets	119,651	148,950
Investments	12,630	—
Fixed assets, net	16,245	14,100
Capitalized software, net	39,798	32,341
Goodwill	224,383	215,869
Other intangibles, net	62,055	83,648
Other assets	6,676	1,054
Total assets	$481,438	$495,962
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,624	$11,052
Current portion of long-term debt	906	209
Deferred revenue	49,193	44,651
Accrued expenses and other current liabilities	26,974	26,667
Total current liabilities	87,697	82,579
Long-term debt	77,933	75,004
Deferred taxes	9,578	16,989
Other long-term liabilities	5,291	5,289
Commitments and contingencies (Note 15)
Stockholders' equity:
Undesignated Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common Stock, $0.001 par value; 300,000,000 shares authorized; 57,084,340 and 56,054,484 shares issued and outstanding, respectively	57	56
Additional paid-in capital	441,596	429,549
Accumulated deficit	(139,210)	(112,714)
Accumulated other comprehensive loss	(1,504)	(790)
Total stockholders' equity	300,939	316,101
Total liabilities and stockholders' equity	$481,438	$495,962

 The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Years Ended December 31,
	2014	2013	2012
Revenue	$255,821	$234,496	$216,667
Cost of revenue	69,348	64,885	62,354
Gross profit	186,473	169,611	154,313
Operating expenses:
Sales and marketing	115,867	108,428	96,198
General and administrative	69,911	57,063	50,608
Product development	22,429	20,014	21,092
Impairment of capitalized software	—	—	8,715
Total operating expenses	208,207	185,505	176,613
Loss from operations	(21,734)	(15,894)	(22,300)
Interest expense	4,202	4,136	6,435
Amortization of debt issuance costs	579	358	740
Other expense (income), net	1,746	239	(1,870)
Net loss before income tax	(28,261)	(20,627)	(27,605)
Income tax benefit	(1,765)	(5,349)	(10,225)
Net loss	$(26,496)	$(15,278)	$(17,380)
Net loss per common share
Basic	$(0.47)	$(0.28)	$(0.32)
Diluted	$(0.47)	$(0.28)	$(0.32)
Weighted average number of shares
Basic	55,932,641	55,135,657	54,352,536
Diluted	55,932,641	55,135,657	54,352,536

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended December 31,
	2014	2013	2012
Net loss	$(26,496)	$(15,278)	$(17,380)
Change in foreign currency translation adjustment (net of tax benefit of $445, $432, and $154, respectively)	(714)	(605)	(236)
Total other comprehensive loss, net of tax	(714)	(605)	(236)
Comprehensive loss	$(27,210)	$(15,883)	$(17,616)

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Shares	Amount
	Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2011	54,248,178	$54	$411,781	$(80,056)	$51	$331,830
Change in foreign currency translation adjustment, net of tax	—	—	—	—	(236)	(236)
Net loss	—	—	—	(17,380)	—	(17,380)
Exercise of stock options for common stock	341,764	—	481	—	—	481
Issuance of common stock in connection with employee stock purchase plan	187,417	—	795	—	—	795
Issuance of restricted common stock	709,292	1	—	—	—	1
Stock-based compensation expense	—	—	6,561	—	—	6,561
Balance at December 31, 2012	55,486,651	$55	$419,618	$(97,436)	$(185)	$322,052
Change in foreign currency translation adjustment, net of tax	—	—	—	—	(605)	(605)
Net loss	—	—	—	(15,278)	—	(15,278)
Exercise of stock options for common stock	405,328	1	1,105	—	—	1,106
Issuance of common stock in connection with employee stock purchase plan	86,338	—	540	—	—	540
Issuance of restricted common stock	76,167	—	—	—	—	—
Stock-based compensation expense	—	—	8,286	—	—	8,286
Balance at December 31, 2013	56,054,484	$56	$429,549	$(112,714)	$(790)	$316,101
Change in foreign currency translation adjustment, net of tax	—	—	—	—	(714)	(714)
Net loss	—	—	—	(26,496)	—	(26,496)
Exercise of stock options for common stock	817,634	1	720	—	—	721
Issuance of common stock in connection with employee stock purchase plan	126,017	—	943	—	—	943
Issuance of restricted common stock	86,205	—	—	—	—	—
Stock-based compensation expense	—	—	10,384	—	—	10,384
Balance at December 31, 2014	57,084,340	$57	$441,596	$(139,210)	$(1,504)	$300,939

	The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2014	2013	2012
Net loss	$(26,496)	$(15,278)	$(17,380)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,627	20,864	18,567
Amortization of intangible assets	23,791	23,644	25,774
Stock-based compensation expense	10,384	8,286	6,561
Impairment of capitalized software	—	—	8,715
Amortization of deferred costs	1,316	1,517	1,808
Provision for bad debt and customer credits	1,802	1,594	1,713
Deferred income tax benefit	(4,708)	(8,338)	(13,007)
Gain on interest rate swap	—	—	(1,455)
Other, net	572	(18)	403
Changes in operating assets and liabilities:
Accounts receivable	(11,390)	(2,363)	(690)
Prepaid expenses and other assets	146	(1,181)	(873)
Accounts payable	884	5,142	(490)
Accrued expenses and other liabilities	(499)	4,132	4,793
Deferred revenue	4,344	4,008	747
Net cash provided by operating activities	25,773	42,009	35,186
Cash flows from investing activities:
Capitalized software development costs	(27,076)	(20,495)	(18,013)
Capital expenditures	(9,823)	(6,976)	(8,014)
Purchases of investments	(27,062)	(47,604)	(37,445)
Maturities of investments	36,879	43,326	41,220
Purchases of cost method investments	(3,499)	—	—
Acquisitions, net of cash acquired	(8,843)	(600)	(300)
Restricted cash	2,443	(2,443)	—
Net cash used in investing activities	(36,981)	(34,792)	(22,552)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	79,200	—	—
Payments on long-term debt	(75,498)	(821)	(15,861)
Payments of outstanding financing arrangements	(376)	(708)	(641)
Debt issuance costs	(2,849)	(284)	—
Proceeds from exercise of stock options and issuance of common stock, net of withholding taxes	1,662	1,645	1,276
Other	(188)	—	—
Net cash provided by (used in) financing activities	1,951	(168)	(15,226)
Effect of foreign exchange rate changes on cash and cash equivalents	(601)	(307)	(304)
Net (decrease) increase in cash and cash equivalents	(9,858)	6,742	(2,896)
Cash and cash equivalents at beginning of period	50,540	43,798	46,694
Cash and cash equivalents at end of period	$40,682	$50,540	$43,798

The accompanying notes are an integral part of these Consolidated Financial Statements.

	Year Ended December 31,
	2014	2013	2012
Supplemental Schedule of Cash Flow Information:
Cash paid during the period for:
Interest (net of capitalized interest of $1.8 million, $0.5 million and $0, respectively)	$4,033	$4,136	$6,378
Income tax	$2,572	$2,416	$2,005
Non-cash transactions during the period for:
Assets acquired through financing transactions	$—	$—	$591

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business
Intralinks Holdings, Inc. ("Intralinks Holdings") and its subsidiaries (collectively, the "Company") is a leading global provider of Software-as-a-Service ("SaaS") solutions for secure enterprise content collaboration within and among organizations. The Company was incorporated in Delaware in June 1996. The Company's cloud-based solutions enable organizations to manage, control, track, search and exchange time-sensitive information, inside and outside of the firewall, all within a secure and easy-to-use environment. The Company's customers rely on its cost-effective solutions to manage large amounts of electronic information, accelerate information-intensive business processes, reduce time to market, optimize critical information workflows, meet regulatory and risk management requirements and collaborate with business counterparties in a secure, auditable and compliant manner. The Company helps its customers eliminate the inherent risks and inefficiencies of using email, fax, courier services and other existing solutions to collaborate and exchange information.
2. Summary of Significant Accounting Policies
Principles of Consolidation - The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, prepared in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation.
Reclassifications - Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.
Use of Estimates - The preparation of the Company's Consolidated Financial Statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.
On an ongoing basis, the Company evaluates its estimates and assumptions including those related to the determination of the fair value of stock-based awards including estimated forfeitures of such awards, the fair value of the Company's single reporting unit, the recoverability of its definite-lived intangible assets, capitalized software and fixed assets (and their related useful lives), certain components of the income tax provision, including the valuation allowance on deferred tax assets, allowances for doubtful accounts and reserves for customer credits and accruals for certain compensation expenses. The Company bases its estimates, judgments and assumptions on historical experience, its forecasts and budgets and on various other factors that it believes to be reasonable under the circumstances.
Revenue Recognition - The Company derives revenue principally through fixed commitment contracts under which the Company provides customers various services, including access to the cloud-based Intralinks Platform, which includes Intralinks exchanges and Intralinks VIA, as well as the related customer support and other services. The Company's customers do not have a contractual right, or the ability, to take possession of the Intralinks software at any time during the hosting period, or contract with an unrelated third party to host the Intralinks software. Therefore, revenue recognition for the Company's services is not accounted for under specific guidance of the Financial Accounting Standards Board ("FASB") on software revenue recognition. The Company recognizes revenue for its services ratably over the contracted service period, provided that there is persuasive evidence of an arrangement, the service has been provided to the customer, collection is reasonably assured, the amount of fees to be paid by the customer is fixed or determinable and the Company has no significant remaining obligation at the completion of the contracted term. In circumstances where the Company has a significant remaining obligation after completion of the initial contract term, revenue is recognized ratably over the extended service period. The Company's contracts do not contain general rights of return.
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

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

if a change in policy regarding multiple-element arrangements and related disclosures is warranted in future periods.
Additionally, certain of the Company's customer contracts contain provisions for set-up and implementation services relating to the customer's use of the Intralinks Platform. The Company believes that these set-up and implementation services provide value to the customer over the entire period that the exchange is active, including renewal periods, and therefore the revenue related to these types of services is recognized over the longer of the contract term or the estimated relationship life, which generally ranges from two to four years. The Company will continue to evaluate the length of the amortization period of the revenue related to set up and implementation services to determine if a change in this estimate is warranted in future periods.
Deferred Revenue - Deferred revenue represents the billed but unearned portion of existing contracts for services to be provided. Deferred revenue does not include the unbilled portion of existing contractual commitments of the Company's customers. Accordingly, the deferred revenue balance does not represent the total contract value of outstanding arrangements. However, amounts that have been invoiced but not yet collected are recorded as revenue or deferred revenue, as appropriate, and are included in the Company's accounts receivable balances. Deferred revenue that will be recognized during the subsequent 12-month period is classified as "Deferred revenue," with the remaining non-current portion included in "Other long-term liabilities" on the Consolidated Balance Sheets.
Stock-Based Compensation - The Company uses the Black-Scholes option pricing model to determine the fair value of options granted under its 2010 Equity Incentive Plan, as well as the rights awarded under its 2010 Employee Stock Purchase Plan, or ESPP. Using this model, fair value is calculated based on assumptions with respect to (i) expected volatility of the Company's common stock price; (ii) the expected life of the award, which, for options, is the period of time over which equity recipients are expected to hold their options prior to exercise and, for ESPP rights, is the period of time between the offering date and the exercise date (as defined in Note 11); (iii) expected dividend yield on the Company's common stock; and (iv) a risk-free interest rate, which is based on quoted U.S. Treasury rates for securities with maturities approximating the expected term. The use of different assumptions in the Black-Scholes pricing model would result in different amounts of stock-based compensation expense. Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.
The fair value of restricted shares of common stock, or RSAs, and restricted stock units, or RSUs, is generally determined using the intrinsic value of the Company's common stock at the time of grant, with the exception of certain performance based RSAs and RSUs. The fair value of the performance based RSAs and RSUs were determined using a Monte-Carlo simulation.
The Company does not have a significant history of market prices, and as such, the Company estimates volatility in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 14 D.1 using historical volatilities of similar public companies. The Company based its analysis of expected volatility on reported data for a peer group of companies within the Company's industry, using an average of the historical volatility measures of these peer companies. The Company intends to continue to consistently apply this process using the same or similar companies until a sufficient amount of historical information regarding the volatility of its own stock price becomes available, or unless circumstances change such that the identified companies are no longer similar to the Company, in which case, the Company would select and use in the calculation publicly available share price information for more suitable entities. Once a sufficient amount of historical information regarding the volatility of the Company's share price becomes available, the Company will utilize the closing prices of its publicly-traded common stock to determine its volatility. The expected life of options has been determined using the "simplified" method, which uses the midpoint between the vesting date and the end of the contractual term. The Company utilizes the simplified method of determining the expected life of options due to the limited period of time its common stock has been publicly traded, thus resulting in a lack of sufficient historical exercise data in a publicly traded environment to provide a reasonable basis upon which to estimate expected term. The Company intends to continue to consistently apply the simplified method until a sufficient amount of historical information regarding exercise data in a publicly traded environment becomes available. The risk-free interest rate is based on quoted U.S. Treasury rates for securities with maturities approximating the awards' expected term. The expected dividend yield is zero as the Company never paid dividends and does not currently anticipate paying any in the foreseeable future.
Stock-based compensation expense for stock options is recorded over the requisite service period, less estimated forfeitures. For grants of RSAs and RSUs, the Company records stock-based compensation expense based on the fair value of the shares on the grant date over the requisite service period, less estimated forfeitures. Stock-based compensation expense for ESPP rights is recorded in line with each respective offering period.
The Company utilizes an estimated forfeiture rate when calculating expense for the period. The Company considers several factors when estimating future forfeitures, including types of awards, employee level and historical experience. If this estimated rate changes in future periods due to different actual forfeitures, the Company's stock-based compensation expense may increase or

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

decrease significantly. If there are any modifications or cancellations of the underlying unvested securities or the terms of the awards, the Company may be required to accelerate, increase or cancel any remaining unamortized stock-based compensation.
Sales Commissions - Commissions payable to the Company's sales staff, third-party channel partners and resellers are expensed in the period earned. Sales commission expense was $19.2 million, $17.0 million and $13.4 million, respectively, for the years ended December 31, 2014, 2013 and 2012 and is included within "Sales and marketing" in the Consolidated Statements of Operations.
Advertising - The Company expenses the cost for producing and communicating advertising and promoting its services in the period incurred.
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
In determining whether it is necessary to record a valuation allowance, the Company assesses whether its deferred income tax assets are more-likely-than-not realizable. This analysis includes evaluating both positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence that could impact the realizability of the Company's deferred income tax assets.
The Company recognizes the impact of an uncertain tax position in its financial statements if, in management's judgment, the position is more-likely-than-not sustainable upon audit based on the position's technical merits. This analysis involves the identification of potential uncertain tax positions, the evaluation of applicable income tax laws and measurement of the amount of each uncertain tax position that is more-likely-than-not sustainable. The Company operates within multiple taxing jurisdictions and is subject to audit in each of these jurisdictions. The Company recognizes interest expense and penalties on uncertain tax positions as part of income tax expense.
Net Loss Per Share - Basic loss per share is computed using net loss and the weighted average number of common shares outstanding. Diluted loss per share reflects the weighted average number of shares of common stock outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options and unvested shares of restricted common stock (using the treasury stock method). Common equivalent shares are excluded from the diluted computation if their effect is anti-dilutive.
Foreign Currency Translation and Transactions - The functional currencies of the Company's foreign operations are the local currencies in each of the foreign subsidiary locations. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses denominated in a foreign currency are translated into U.S. dollars on a monthly basis at the average exchange rate during the period. Adjustments resulting from translating foreign currency financial statements into U.S. dollars are recorded in "Accumulated other comprehensive loss" as a separate component of shareholders' equity within the Consolidated Balance Sheets. Foreign currency transaction gains and losses resulting from monetary assets and liabilities denominated in a currency other than the subsidiary's functional currency are reported in the Consolidated Statements of Operations as a component of "Other expense (income), net." For the years ended December 31, 2014, 2013 and 2012, foreign currency transaction losses (gains) were $1.9 million, $0.3 million and $(0.3) million, respectively.
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
Investments - The Company's investment portfolio may at any time contain investments in U.S Treasury obligations, securities guaranteed by the U.S. government, certificates of deposit, corporate notes and bonds, medium-term notes, commercial paper, and money market mutual funds, with remaining maturities less than two years. The Company's investments not included in "Cash and cash equivalents" with remaining maturity dates less than one year are classified as current investments and investments with remaining maturity dates greater than one year are classified as non-current investments on the Consolidated Balance Sheets. Investments classified as held-to-maturity are recorded at amortized cost. Interest earned on investments is included in "Other

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expense (income), net" on the Consolidated Statements of Operations.
Non-marketable investments for which the Company does not have the ability to exert significant influence over operating and financial policies are generally accounted for using the cost method of accounting in accordance with ASC 325-10, Investments-Other. On a quarterly basis, the Company evaluates whether an event or change in circumstances has occurred in the reporting period that may have a significant adverse effect on the fair value of a cost method investment. If an event or change in circumstances that may cause a significant adverse effect on the fair value of a cost method investment occurs, then the fair value of such cost method investment is estimated to determine if the investment is impaired. No such events or changes in circumstances occurred during the reporting period.
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
Accounts Receivable - The Company records accounts receivable at amounts due from customers, net of an allowance for doubtful accounts and reserve for potential credits issued to customers. The Company evaluates the adequacy of the allowance for doubtful accounts and the credit reserve on a quarterly basis. This evaluation includes historical loss experience, length of time receivables are past due, adverse situations that may affect a customer's ability to pay its obligations to the Company, prevailing market conditions and historical patterns of actual credits issued. This evaluation is inherently subjective and the Company may revise its estimates as more information becomes available.
Fixed Assets, Net - Fixed assets are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of those assets, as follows:

Computer equipment and capitalized software	3 years
Office equipment	5 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of estimated useful life or remaining lease term, ranging from 3 to 11 years
Repairs and maintenance costs are expensed as incurred. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from their respective accounts and any gain or loss on such retirement is reflected in operating expenses.
Software Development Costs - The Company accounts for the cost of software developed or obtained for internal use by capitalizing qualifying costs that are incurred during the application development stage and amortizing them over the expected period of benefit, which is generally three years. Amortization begins when the software is ready for its intended use. Costs incurred during the preliminary and post-implementation stages are expensed as incurred. The amounts capitalized include external direct costs of services used in developing internal-use software, employee compensation and related expenses of personnel directly associated with the development activities and interest. Software development costs are evaluated for recoverability whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. During 2012, the Company recorded an impairment loss on certain internal-use capitalized software of $8.7 million.
Goodwill - Goodwill represents the excess of the purchase price allocation over the fair value of tangible and identifiable intangible net assets acquired. The Company assesses goodwill for impairment annually as of October 1 or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The goodwill impairment test is based on the Company's single operating segment and reporting unit structure. ASC 350, Intangibles - Goodwill and Other gives companies the option to perform a qualitative assessment to determine whether it is more likely than not (a likelihood of greater than 50 percent) that the fair value of its reporting unit is less than its carrying value. If it is determined, based on the qualitative assessment, that it is more likely than not that the fair value of its reporting unit is less than its carrying value, or if the company decides to exercise its unconditional option to bypass the qualitative assessment, then the company would proceed to a two-step quantitative impairment test. In the first step, the fair value of each reporting unit is compared with its carrying value, including goodwill and allocated intangible assets. If the fair value is in excess of the carrying value, the goodwill for the reporting unit is considered not to be impaired. If the fair value is less than the carrying value, then a second step is performed in order to measure the amount of the impairment loss, if any, which is based on comparing the implied fair value of the reporting

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

unit's goodwill to the fair value of the net assets of the reporting unit.
Other Intangibles, net - Other intangibles, net represents definite-lived intangible assets, which are being amortized over their estimated useful lives as follows:

Developed technology	5 to 10 years
Customer relationships	10 years
Trade names	12 years
Non-compete agreements	3 years
Developed technology is primarily amortized over its estimated useful life at a rate consistent with the expected future cash flows to be generated by the asset. All other definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.
Long-Lived Assets - The Company's long-lived assets consist of definite-lived intangible assets, capitalized software and fixed assets which are subject to depreciation or amortization over the useful life of the related asset. The useful lives of the Company's long-lived assets are determined based on its estimate of the period over which the related asset will be utilized; such lives are periodically reviewed for reasonableness. Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use and eventual disposition of the asset. If the sum of the undiscounted expected future cash flows is less than the carrying value of the asset, an impairment loss, equal to the excess of the carrying value over the fair value of the asset, is recognized. No impairments were recorded on long-lived assets for the periods presented in these Consolidated Financial Statements.
Debt Issuance Costs - Debt issuance costs are deferred and amortized on a straight-line basis over the term of the related loans.
Warranties and Indemnification - The Company's revenue generating contracts generally provide for indemnification of customers against liabilities arising from third party claims that are attributable to the Company's breach of warranties or infringement of third party intellectual property rights, subject to contractual limitations of liability. In the event of an infringement claim, the Company has the right to satisfy its obligations to provide services to customers by providing them with a workaround that is non-infringing, terminating their service to mitigate any liability or providing a refund for any prepaid fees for the unexpired portion of the contract term. In its customer agreements, the Company warrants that the services it provides meet or exceed prevailing industry standards and are provided in a manner reasonably designed for the secure transmission of customer data hosted on the platform. In addition, the Company warrants that, to the best of its knowledge, the services it offers do not infringe any third party trade secret, copyright, U.S. or U.K. issued patent or trademark. The Company has entered into contracts that include service level agreements in which it has warranted that it will provide certain levels of uptime. A subset of those customers have the explicit right, under the terms of their contracts, to receive credits or terminate their agreements with the Company in the event that the Company fails to meet those stated service levels.
The Company relies on a risk framework to define risk tolerances and establish limits to ensure that potential risk-related losses under customer agreements are within acceptable limits. Factors that it considers in determining potential exposure under customer contracts include the fact that the Company disclaims liability for consequential and indirect damages, including for loss of data, resulting from any breach of contract and that the Company, to date, has not had to do any make-good rework or been impacted by any payout in connection with any of these guarantees. To date, the Company has not incurred any material costs as a result of these indemnification obligations and has not accrued any liabilities related to these obligations in the Consolidated Financial Statements. In addition, to date, the Company has not provided credits nor had any agreement canceled based on its service level agreements.
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

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
3. Investments and Fair Value Measurements
The Company has classified its investments in corporate securities and commercial paper as held-to-maturity and as such, has recorded them at amortized cost. Interest earned on these debt securities is included in “Other expense (income), net” within the Consolidated Statements of Operations. The gross unrecognized holding gains and losses for the years ended December 31, 2014, 2013 and 2012 were not material.
The following tables summarize these investments:

			December 31, 2014
Security Type	Remaining Maturity	Consolidated Balance Sheet Classification	Amortized Cost
			(In thousands)
Corporate Securities	9 to 349 Days	Investments (current)	$11,825
Corporate Securities	380 to 567 Days	Investments (non-current)	12,630
Total			$24,455

			December 31, 2013
Security Type	Remaining Maturity	Consolidated Balance Sheet Classification	Amortized Cost
			(In thousands)
Corporate Securities	229 to 354 Days	Investments (current)	$28,095
Commercial Paper	176 to 354 Days	Investments (current)	6,791
Total			$34,886
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

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	December 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Asset:
Money market funds as cash equivalents	$13,851	$13,851	$—	$—

	December 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Asset:
Money market funds as cash equivalents	$5,031	$5,031	$—	$—
The Company's non-financial assets, which include goodwill, intangible assets, fixed assets, capitalized software and cost method investments, are adjusted to fair value only when an impairment charge is recognized. These fair value measurements are based predominantly on Level 3 inputs.
At December 31, 2014, the carrying values of the Company's investments accounted for under the cost method totaled $3.5 million and are included in "Other assets" on the Company's Consolidated Balance Sheet.
4. Goodwill and Other Intangibles
Acquisitions
On April 23, 2014, the Company acquired all of the outstanding shares of docTrackr, Inc., a provider of document security solutions, for a total consideration of $10.5 million in cash, of which, $1.5 million is subject to a holdback to cover any post-closing indemnification claims by the Company. The holdback is scheduled to be released in two installments, the first in the amount of $0.5 million due April 2015 and the second in the amount of $1.0 million due October 2015, less, in each case, any amounts paid or reserved for outstanding indemnity claims, as of the applicable holdback release date. This transaction was accounted for as a business combination under the acquisition method. Assets acquired and liabilities assumed were recorded at fair value and the results of docTrackr, Inc. have been included within the Company’s Consolidated Financial Statements since the date of the acquisition. Pro forma financial information related to this acquisition was not included because the impact on the Company's Consolidated Financial Statements was not considered to be material. The purchase price was allocated among tangible and intangible assets and liabilities as follows: net tangible assets of $0.1 million, developed technology of $1.9 million with an estimated useful life of 5 years, non-compete agreements of $0.3 million with an estimated useful life of 3 years, a net deferred tax liability of $0.3 million and goodwill of $8.5 million. The weighted average useful life for the intangible assets is 4.7 years. The goodwill acquired is not deductible for tax purposes.
Goodwill
At December 31, 2014, changes in the carrying value of the Company's goodwill for the year then ended consisted of the following:

Goodwill
(In thousands)
Balance as of December 31, 2013	$215,869
Acquisition of docTrackr, Inc.	8,514
Balance as of December 31, 2014	$224,383

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2014, the Company has $224.4 million of goodwill. Goodwill is assessed for impairment annually as of October 1 or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The goodwill impairment test is based on the Company's single operating segment and reporting unit structure.
The Company completed a qualitative impairment assessment as of October 1, 2014. Among the factors included in the Company's qualitative assessment were general economic conditions and the competitive environment, actual and expected financial performance, including consideration of the Company's revenue growth and improved operating results year-over-year, forward-looking business measurements, external market conditions, the Company's stock-price performance compared to overall market and industry peers, market capitalization, and other relevant entity-specific events. Based on the results of the qualitative assessment, the Company concluded that it is more likely than not that the fair value of its single reporting unit is higher than its carrying value, and therefore performance of the quantitative impairment test was not necessary.
At December 31, 2014, other intangibles consisted of the following:

	Definite – Lived Intangible Assets
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Customer relationships	$141,973	$(106,944)	$35,029
Developed technology	134,542	(113,303)	21,239
Trade name	14,629	(9,198)	5,431
Non-compete agreements	1,337	(981)	356
Total	$292,481	$(230,426)	$62,055
At December 31, 2013, other intangibles consisted of the following:

	Definite – Lived Intangible Assets
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Customer relationships	$141,973	$(92,750)	$49,223
Developed technology	132,642	(105,096)	27,546
Trade name	14,629	(7,980)	6,649
Non-compete agreements	1,039	(809)	230
Total	$290,283	$(206,635)	$83,648
The Company has not identified impairment for any of its definite-lived intangible assets through December 31, 2014.
Intangible amortization expense is classified in each of the operating expense categories as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Cost of revenue	$8,206	$8,136	$10,369
Sales and marketing	14,195	14,198	14,175
General and administrative	1,390	1,310	1,230
Total	$23,791	$23,644	$25,774

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2014, amortization expense on an annual basis for the succeeding five years and thereafter is estimated to be as follows:

For the years ending December 31,	Amount
(In thousands)
2015	$23,949
2016	23,866
2017	11,799
2018	1,629
2019	716
Thereafter	96
Total	$62,055
5. Fixed Assets
Fixed assets consisted of the following:

	December 31,
	2014	2013
	(In thousands)
Computer equipment and software	$29,029	$30,605
Furniture, fixtures and office equipment	3,683	3,222
Leasehold improvements	6,948	6,884
Total fixed assets	39,660	40,711
Less: Accumulated depreciation and amortization	(23,415)	(26,611)
Fixed assets, net	$16,245	$14,100
Depreciation expense is classified in each of the operating expense categories as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Cost of revenue	$3,543	$2,860	$1,909
Sales and marketing	1,206	799	1,143
General and administrative	1,030	758	887
Product development	819	731	1,072
Total	$6,598	$5,148	$5,011

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Capitalized Software
Capitalized software consisted of the following:

	December 31,
	2014	2013
	(In thousands)
Capitalized internal-use software development costs	$120,268	$96,478
Less: Accumulated amortization	(80,470)	(64,137)
Capitalized software, net	$39,798	$32,341
Amortization expense is classified in each of the operating expense categories as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Cost of revenue	$17,730	$14,777	$12,583
Sales and marketing	323	206	215
General and administrative	976	733	758
Total	$19,029	$15,716	$13,556
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2014	2013
	(In thousands)
Accrued employee compensation and related expenses	$15,687	$15,601
Other accrued expenses	11,287	11,066
Total accrued expenses and other current liabilities	$26,974	$26,667
8. Income Tax
The following is a summary of the Company's U.S. and non-U.S. net (loss) income before income tax:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
U.S.	$(29,065)	$(21,375)	$(28,325)
Non-U.S.	804	748	720
Net loss before income tax	$(28,261)	$(20,627)	$(27,605)

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the Company's income tax benefit are as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Current:
Federal	$181	$220	$52
State and local	(42)	626	726
Foreign	2,804	2,143	1,852
Total current income tax expense	2,943	2,989	2,630

Deferred:
Federal	(4,248)	(6,640)	(10,396)
State and local	(487)	(1,483)	(2,410)
Foreign	27	(215)	(49)
Total deferred income tax benefit	(4,708)	(8,338)	(12,855)
Total income tax benefit	$(1,765)	$(5,349)	$(10,225)
A reconciliation of the provision for income taxes at the U.S. Federal statutory income tax rate of 35% to the Company's effective income tax rate is as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Tax at U.S. Federal statutory rate of 35%	$(9,891)	$(7,219)	$(9,662)
State taxes, net of federal income tax effect	(1,186)	(557)	(1,356)
Stock-based compensation expense	622	1,886	(440)
Non-deductible expenses	759	438	212
Foreign taxes	2,043	1,348	1,251
Research and development credit	(647)	(1,008)	(78)
Other	88	(237)	(152)
Valuation allowance	6,447	—	—
Total	$(1,765)	$(5,349)	$(10,225)
Effective tax rate	6.2%	25.9%	37.0%

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of the components of deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$10,008	$13,673
Research and development tax credit carryforwards	8,185	7,244
Stock-based compensation	5,529	4,249
Accrued expenses	4,108	3,948
AMT tax credit carryforwards	1,727	1,546
Allowance for doubtful accounts	1,264	1,255
Other	4,275	3,595
Total deferred tax assets	35,096	35,510
Valuation allowance	(6,447)	—
Deferred tax assets, net of valuation allowance	28,649	35,510
Deferred tax liabilities:
Depreciation and amortization	(28,649)	(40,351)
Total deferred tax liabilities	(28,649)	(40,351)
Net deferred tax assets (liabilities), net of valuation allowance	$—	$(4,841)
At December 31, 2014, the Company had net operating loss carryforwards of $40.9 million, including $13.4 million of windfall tax benefits attributable to stock-based compensation. If not utilized, these net operating loss carryforwards will expire beginning in 2021 through 2030. The windfall tax benefits attributable to stock-based compensation will be recorded to additional paid-in capital when such amounts reduce income taxes payable. At December 31, 2014, the Company had U.S. Federal and state research and development tax credit carryforwards of $8.9 million and $4.8 million, respectively, which if not utilized, will expire beginning in 2020 through 2034.
The assessment regarding whether a valuation allowance is required considers both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets are recoverable. In making this assessment, significant weight is given to evidence that can be objectively verified. After considering both negative and positive evidence to assess the recoverability of the Company’s net deferred tax assets during the fourth quarter of 2014, the Company determined that it was more-likely-than-not it would not realize its net deferred tax asset position. As a result, the Company determined that, as of December 31, 2014, a valuation allowance should be placed on its net deferred tax assets. The provision for income taxes increases in the period the valuation allowance against deferred tax assets is established. Adjustments could be required in the future if the Company concludes that it is more-likely-than-not that deferred tax assets are recoverable.
Under the provisions of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "IRC"), substantial changes in the Company's or its subsidiaries' ownership may limit the amount of net operating loss and research tax credit carryforwards that can be utilized annually in the future to offset taxable income. Due to ownership changes in 2001, 2007, and 2011, the Company's net operating loss and research and development tax credit carryforwards are subject to limitations pursuant to IRC Sections 382 and 383 and similar state provisions.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes changes to the Company's unrecognized tax benefits, excluding interest and penalties:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Balance as of January 1	$3,945	$3,335	$3,161
Additions based on tax positions related to the current year	540	389	168
Additions for prior year tax positions	289	221	6
Reductions from expirations of applicable statutes of limitations	(86)	—	—
Balance as of December 31	$4,688	$3,945	$3,335
If recognized, unrecognized tax benefits totaling $4.0 million at December 31, 2014, would impact our effective income tax rate.
At December 31, 2014, total accrued interest and penalties related to the uncertain tax positions was $0.5 million, which includes $0.3 million, $0.03 million, and $0.03 million recorded during the years ended December 31, 2014, 2013 and 2012, respectively. These amounts were recorded as part of income tax expense during the respective periods.
As a result of prior year net operating losses, the Company's U.S. Federal income tax returns for years 1999 through 2014 are open for examination by the U.S. Internal Revenue Service (the "IRS"). In addition, the Company's state and local income tax returns for 2011 through 2014 remain subject to examination by various state and local taxing authorities. The Company's non-U.S. income tax returns are also subject to income tax examination in various foreign jurisdictions.
In 2013, the IRS concluded an audit of the Company's U.S. Federal income tax returns for the years ended December 31, 2006 through 2009. Following that audit, the IRS delivered to the Company Notices of Proposed Adjustments for 2006, 2007 and 2008 disallowing $58.3 million of foreign branch losses on the basis that they constituted dual consolidated losses in the U.S. The IRS further asserted that the Company was not entitled to reasonable cause relief for late election filings. The Company disagreed with the IRS’ proposed adjustments and filed an appeal. On February 13, 2015, the Company was informed by the IRS that the IRS’ Appeals Office is in agreement with the Company’s position and has therefore concluded that the IRS’ proposed adjustments are not required. As a result, the Company will not be required to make any adjustment to its net operating loss carryforwards.
During the quarter ended September 30, 2014, the IRS commenced an examination of the Company’s 2010 and 2011 U.S. Federal income tax returns. Management believes that it is reasonably possible the IRS could propose audit adjustments related to these years that would impact the Company’s net operating loss carryforwards. However, management believes it has adequately provided for all uncertain tax positions and any potential audit adjustments would not have a material impact on the Company’s financial position. The Company does not anticipate that the total amounts of its unrecognized tax benefits will significantly increase or decrease over the next twelve months.
9. Debt
Long-term debt consisted of the following:

	December 31,
	2014	2013
	(In thousands)
Term Loan Credit Facility	$79,400	$—
Term Loan Credit Facility original issue discount	(667)	—
First Lien Credit Agreement (the “Prior Credit Facility”)	—	74,898
Other financing arrangements	106	315
Total debt	78,839	75,213
Less: current portion (Term Loan Credit Facility)	(800)	—
Less: current portion (Other financing arrangements)	(106)	(209)
Total long-term debt	$77,933	$75,004

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on available market information, the estimated fair value of the Company’s long-term debt was $78.7 million and $75.0 million as of December 31, 2014 and December 31, 2013, respectively. These fair value measurements were determined using Level 2 observable inputs, as defined in Note 3. The estimated fair value of the Company’s other financing arrangements approximates the carrying value at each reporting period.
Term Loan and Revolving Credit Facility
On February 24, 2014, the Company refinanced all of the outstanding indebtedness under its Prior Credit Facility with the proceeds of its Term Loan Credit Facility and Revolving Credit Facility (collectively, the "Credit Facilities"). The Term Loan Credit Facility provides for an $80.0 million, 5-year term loan and bears interest at LIBOR, with a 2.00% floor plus a margin of 5.25% per annum, for an effective interest rate of 7.25%. There is a 0.25% principal payment due on the last day of each quarter, which commenced on June 30, 2014, with the balance due in a final installment on February 24, 2019.
The Revolving Credit Facility (the "Revolving Credit Facility") originally provided for commitments of up to $10.0 million for general corporate purposes, working capital, certain investments, acquisitions and letters of credit. On June 20, 2014, the Revolving Credit Facility was amended to, among other things, increase the maximum commitment to $15.0 million. Loan drawings under the Revolving Credit Facility are subject to a further cap based on the Company’s borrowing base, which is equal to 85% of its eligible accounts receivable, minus customary reserves established by the Company’s lender. In addition, following the June 2014 amendment of this facility, up to 50% of the Company's eligible accounts receivable can be made up of account debtors of the Company based in certain European countries. Loans under the Revolving Credit Facility bear interest at the Eurodollar rate plus 2.50%. In addition, the Company pays a commitment fee in arrears on the first business day of each fiscal quarter of 0.50% on the average daily unused balance under the Revolving Credit Facility. The Revolving Credit Facility matures and the commitments thereunder terminate on the earlier of February 24, 2019 and the date that is six months prior to the maturity date of the Term Loan Credit Facility. Available borrowings under the Revolving Credit Facility are reduced by any outstanding letters of credits issued on behalf of the Company under this facility. As of December 31, 2014, the Company had $3.2 million in outstanding letters of credit issued under its Revolving Credit Facility.
Debt issuance costs of approximately $2.8 million related to the Credit Facilities were deferred and are being amortized on a straight-line basis over the term of the loans. At December 31, 2014, unamortized debt issuance costs of $0.6 million and $1.8 million were recorded within "Other current assets" and "Other assets (non-current)," respectively, on the Consolidated Balance Sheet.
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
The Credit Facilities include covenants that restrict certain activities by the Company, as well as require the Company to comply with certain financial ratios such as a Consolidated Net Leverage Ratio and a springing Fixed Charge Coverage Ratio, as these terms are defined in the agreements governing the Credit Facilities. The agreements governing the Credit Facilities also contain other affirmative and negative covenants with which the Company is required to comply. The Term Loan Credit Facility requires partial prepayment of a portion of the principal outstanding in the event that we generate Consolidated Excess Cash Flow (as defined under the Term Loan Credit Facility) in excess of a certain threshold. This determination is to be made 90 days following the end of the preceding fiscal year, with any payment, if required 105 days following the end of the preceding fiscal year. The Company was in compliance with all applicable covenants set forth in the Credit Facilities and there was no required prepayment as of December 31, 2014.
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

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

collateral balance related to this facility (which had been classified as "Restricted cash" on the Company's Consolidated Balance Sheet) of $2.4 million was returned to the Company in June 2014.
Other Financing Arrangements
In June 2011, the Company entered into a financing arrangement in the ordinary course of business to purchase certain software and related services in the amount of $1.2 million, including financing costs of $0.1 million to be repaid over a 50-month period ending in July 2015. In December 2011, the Company entered into another financing arrangement in the ordinary course of business, to purchase support and maintenance for existing software licenses in the amount of $0.2 million repaid over a 25-month period ended January 2014.
10. Common Stock
As of December 31, 2014, the Company had 300.0 million shares of common stock, par value $0.001 per share ("common stock"), authorized, with 57.1 million shares of common stock issued and outstanding. The number of authorized shares of common stock may be increased or decreased (but not below the number of shares then outstanding) by the affirmative vote of holders representing at least 75% in interest of the issued and outstanding shares of the Company's common stock.
As of December 31, 2014, entities affiliated with TA Associates, L.P. and Rho Capital Partners, Inc. held 15.8 million shares of the Company's common stock and have the right to require the Company to register these shares under the Securities Act of 1933, as amended, pursuant to a registration rights agreement.
11. Employee Stock Plans
2010 Equity Incentive Plan
The Company currently has one active plan under which awards have been granted. The 2010 Equity Incentive Plan was adopted by the Company's board of directors in March 2010 and approved by its stockholders in July 2010. In addition, the 2010 Equity Incentive Plan was amended by the Company’s board of directors and stockholders in 2012 and in 2014 to increase the number of shares of common stock authorized for issuance. The 2010 Equity Incentive Plan permits the Company to make grants of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, cash-based awards, performance shares and dividend equivalent rights to its executives, employees, non-employee directors and consultants. Generally, shares that are forfeited or canceled from awards under the 2010 Equity Incentive Plan, the 2007 Stock Option and Grant Plan and the 2007 Restricted Preferred Stock Plan also will be available for future awards under the 2010 Equity Incentive Plan. In May 2012, the Company's board of directors adopted a U.K. sub plan to the 2010 Equity Incentive Plan, which was subsequently approved by the HM Revenue and Customs in November 2012. The U.K. sub plan provides for the issuance to U.K. residents of options to acquire shares of the Company's common stock. Further, the U.K. sub plan provides that if recipients exercise their options in an approved manner that meets the requirements of the U.K. sub plan, they will receive favorable tax treatment. At December 31, 2014, the Company had stock options outstanding under the 2007 Stock Option and Grant Plan, and no awards outstanding under the 2007 Restricted Preferred Stock Plan. No additional grants will be made under these plans.
At December 31, 2014, there were 3,631,173 shares of common stock available for future grants under the 2010 Equity Incentive Plan.
Stock options granted under the 2010 Equity Incentive Plan typically have a 10-year contractual term and vest over four years, with 25% of the award vesting after one year and the balance vesting ratably over the subsequent 36 months. Prior to February 2013, stock options that were granted under the 2010 Equity Incentive Plan typically had a 10-year contractual term and vested over four years and 6 months, with 25% of the award vesting after one year and the balance vesting ratably over the subsequent 42 months.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation expense related to all of the Company’s stock awards is included in operating expense categories, as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Cost of revenue	$523	$692	$445
Sales and marketing	1,920	1,320	1,080
General and administrative	6,390	4,998	3,596
Product development	1,551	1,276	1,440
Total	$10,384	$8,286	$6,561
The total income tax benefit recognized for the years ended December 31, 2014, 2013 and 2012 related to stock-based compensation is $3.7 million, $2.8 million and $1.8 million, respectively.
Stock Options
The following table summarizes the weighted average values of the assumptions used in the Black-Scholes pricing model to estimate the fair value of the stock options granted during the period presented:

	Years Ended December 31,
	2014	2013	2012
Expected volatility	51.1%	52.1%	59.1%
Expected life of option	6.21 years	6.09 years	6.09 years
Risk free interest rate	1.9%	1.3%	0.9%
Expected dividend yield	0.0%	0.0%	0.0%
The following table summarizes stock option activity for the year ended December 31, 2014:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	5,210,384	$6.74
Granted	419,699	9.59
Exercised	(525,999)	4.61
Forfeited	(415,828)	10.71
Outstanding at December 31, 2014	4,688,256	$6.87
The following table contains additional information with respect to options outstanding and exercisable at December 31, 2014:

	Options Outstanding		Options Exercisable
	Number of Options Outstanding	Remaining Weighted Average Life	Number Exercisable	Remaining Weighted Average Life
Exercise Prices:
$1.59 - $4.73	1,186,726	6.67	771,054	6.18
$5.14 - $7.89	2,559,540	7.29	1,673,864	7.17
$8.08 - $11.57	606,999	9.23	70,857	8.75
$12.00 - $25.89	334,991	5.87	309,694	5.82
	4,688,256		2,825,469

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2014, the aggregate intrinsic value of stock options outstanding and exercisable was $25.5 million and $16.0 million, respectively. At December 31, 2013, the aggregate intrinsic value of stock options outstanding and exercisable was $31.0 million and $14.1 million, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the share price of such awards as of each respective period-end date.
The following table summarizes non-vested stock option activity for the year ended December 31, 2014:

	Shares	Weighted Average Grant Date Fair Value
Non-vested options outstanding at December 31, 2013	2,897,828	$3.52
Granted	419,699	4.86
Vested	(1,156,724)	3.74
Forfeited	(298,016)	3.95
Non-vested options outstanding at December 31, 2014	1,862,787	$3.62
The following table provides additional information pertaining to the Company's stock options:

	Years Ended December 31,
	2014	2013	2012
Weighted average grant date fair value for options granted during the period	$4.86	$3.55	$2.68
Total fair value of options vested (in thousands)	$4,325	$4,968	$5,968
The intrinsic value of options exercised for the years ended December 31, 2014, 2013 and 2012, was $2.5 million, $1.0 million and $1.5 million, respectively.
At December 31, 2014 and 2013, there was $6.0 million and $9.2 million, respectively, of total unrecognized compensation cost related to non-vested stock options, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.19 years and 2.69 years, respectively.
Cash received from stock option exercises and the related tax benefit realized for the years ended December 31, 2014, 2013 and 2012 are: $2.4 million and $0.9 million; $1.6 million and $0.4 million; and $0.6 million and $0.6 million, respectively.
Restricted Stock Awards
The following table summarizes RSA activity for the year ended December 31, 2014:

	Shares	Weighted Average Grant Date Fair Value
Non-vested RSAs at December 31, 2013	557,982	$4.79
Granted	86,205	8.12
Vested and exchanged for common stock	(79,535)	8.62
Non-vested RSAs at December 31, 2014	564,652	$4.69
For the year ended December 31, 2014, 2013 and 2012, the weighted-average grant date fair value for RSAs was $8.12, $9.19 and $4.24, respectively. The fair value of RSAs vested was $0.7 million, $0.7 million and $0.9 million, respectively, during the same periods.
The aggregate intrinsic value of RSAs outstanding at December 31, 2014 and 2013 was $6.7 million and $6.8 million, respectively. The intrinsic value for RSAs is calculated based on the market price of the Company’s stock as of each period-end date.
At December 31, 2014 and 2013, there was $0.5 million and $1.2 million, respectively, of total unrecognized compensation cost related to non-vested RSAs, net of estimated forfeitures, that is expected to be recognized over a weighted average period of 0.7 years and 1.0 year, respectively.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain of the RSAs granted to the Company's Chief Executive Officer in 2012 vest based upon the achievement of specified stock performance and service thresholds. The Company performed a Monte-Carlo simulation to calculate the award’s fair value of $2.1 million and derived service period of 3.8 years. The assumptions used to perform the Monte-Carlo simulation were consistent with those utilized in the Company’s Black-Scholes valuations for stock options, specifically: expected volatility of 60.32%, risk-free interest rate of return of 0.72% and a dividend yield of 0.0%.
Restricted Stock Units
The following table summarizes RSU activity for the year ended December 31, 2014:

	Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs at December 31, 2013	1,198,290	$7.24
Granted	1,228,649	9.22
Vested	(458,363)	7.25
Forfeited	(202,671)	8.47
Non-vested RSUs at December 31, 2014	1,765,905	$8.47
For the years ended December 31, 2014, 2013 and 2012, the weighted-average grant date fair value for RSUs was $9.22, $7.36 and $4.70, respectively. The fair value of RSUs vested was $4.6 million, $1.5 million, and $1.1 million, respectively, during the same periods.
The aggregate intrinsic value of RSUs outstanding at December 31, 2014 and 2013 was $21.0 million and $14.5 million, respectively. The intrinsic value for RSUs is calculated based on the market price of the Company's stock as of each period-end date.
At December 31, 2014 and 2013, there was $11.3 million and $7.0 million, respectively, of total unrecognized compensation cost related to non-vested RSUs, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.71 years and 3.20 years, respectively.
Certain of the RSUs granted to the Company's Chief Executive Officer in 2014 vest based upon the achievement of a specified stock performance threshold. The Company performed a Monte-Carlo simulation to calculate the award’s fair value of $1.3 million and derived service period of 1.30 years. The assumptions used to perform the Monte-Carlo simulation were consistent with those utilized in the Company’s Black-Scholes valuations for stock options, specifically: expected volatility of 46.48%, risk-free interest rate of return of 1.46% and a dividend yield of 0.0%.
In 2014, the Company granted RSUs to certain individuals in connection with the acquisition of docTrackr, Inc. The aggregate grant date fair value of these equity awards was $2.1 million. Of the awards granted, 83,914 of these RSUs are to non-employees and, accordingly, these awards will be remeasured at fair value as of each reporting period until the awards vest. Vesting is contingent upon continued service over a three-year period and, in the case of two awards, achievement of specified performance conditions.
Modification of Awards
During the years ended December 31, 2014 and December 31, 2013, no awards were modified.
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
2010 Employee Stock Purchase Plan
The ESPP was adopted by the Company's board of directors and approved by its stockholders in July 2010 and subsequently amended by the Company's board of directors and stockholders in 2013. The number of shares available for purchase under the ESPP is 1,000,000. The Company makes one or more offerings each year to its employees to purchase stock under the ESPP, usually beginning on the first business day of the quarter and ending on the last business day of the quarter. For employees eligible to participate on the first date of an offering period, the purchase price of shares of common stock under the ESPP is 85% of the fair market value of the shares, either on the offering date or the exercise date, whichever is less. As of December 31, 2014, there

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are 1,000,000 shares of common stock reserved, 546,644 shares issued and 453,356 shares available for future issuance under the ESPP.
12. Net Loss per Share
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per common share:

	Years Ended December 31,
	2014	2013	2012
Numerator:
Net loss (in thousands)	$(26,496)	$(15,278)	$(17,380)
Denominator:
Weighted-average shares used to compute basic net loss per share	55,932,641	55,135,657	54,352,536
Effect of potentially dilutive securities:
Options to purchase common stock	—	—	—
Unvested shares of RSAs	—	—	—
Unvested shares of RSUs	—	—	—
Weighted-average shares used to compute diluted net income loss per share	55,932,641	55,135,657	54,352,536
Net loss per share:
Basic	$(0.47)	$(0.28)	$(0.32)
Diluted	$(0.47)	$(0.28)	$(0.32)
The following outstanding options to purchase Common Stock, unvested shares under RSAs and unvested shares issuable upon settlement of RSUs were excluded from the computation of diluted net loss per share for the periods presented as their effect would have been anti-dilutive:

	Years Ended December 31,
	2014	2013	2012
Options to purchase common stock	4,688,256	5,210,384	5,541,130
Unvested shares of restricted stock awards	564,652	557,982	625,800
Unvested shares of restricted stock units	1,765,905	1,198,290	446,456
13. Segment and Geographic Information
The Company is a single operating segment. The Company's chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by certain revenue metrics and trends by the following principal markets:

•
Mergers & Acquisitions ("M&A") comprises customers spanning a variety of industries, including financial services, pharmaceutical, manufacturing, biotechnology, consumer, energy, telecommunications, industrial, legal, professional services, insurance and technology who use the Intralinks Platform for project-based transactions, such as mergers, acquisitions and dispositions. These customers are typically referred to the Company by financial or legal advisors involved in the respective transactions.

•	Enterprise comprises customers, across the same variety of industries described above, who use the Intralinks Platform for a wide range of corporate purposes.

•	Debt Capital Markets ("DCM") comprises customers within the financial services industry who use the Intralinks Platform for loan syndication and administration and other debt-related transactions.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the Company's revenue by principal market:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
M&A	$130,471	$110,456	$91,606
Enterprise	96,711	95,246	94,616
DCM	28,639	28,794	30,445
Total revenue	$255,821	$234,496	$216,667
Revenue by geographic location is based on where the customer is located. Revenue and long-lived assets by geographic location are as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Revenue:
U.S.	$146,317	$137,603	$131,487
All other countries	109,504	96,893	85,180
Total	$255,821	$234,496	$216,667

	Years Ended December 31,
	2014	2013
	(In thousands)
Long-lived assets (fixed assets and capitalized software):
U.S.	$54,380	$45,702
All other countries	1,663	739
Total	$56,043	$46,441
Concentration of Credit Risk and Significant Customers
The Company operates globally with 57.2% of total revenues derived from customers located in the U.S. and the remaining 42.8% derived from customers located in various international locations. Revenue derived from customers located in the U.K. during the years ended December 31, 2014, 2013 and 2012 was $34.8 million, $31.1 million and $25.4 million, or 13.6%, 13.2% and 11.7% of total revenue, respectively. No other individual foreign country accounted for more than 10% of the Company's revenue during these periods.
No individual customer accounted for more than 10% of the Company's revenue in the years ended December 31, 2014, 2013 and 2012.
14. Related Party Transactions
Affiliates of one of our largest shareholders, TA Associates, L.P. (which is now part of TA Associates Management, L.P.) are also customers of the Company. These affiliates made payments to the Company in connection with their purchase of its services using the Intralinks Platform. Revenue generated from TA Associates, L.P. and its affiliates was nominal for the years ended December 31, 2014, 2013 and 2012. At December 31, 2014 there were no amounts due to TA Associates, L.P and amounts due from these affiliates of TA Associates, L.P. were nominal.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Commitments and Contingencies
Operating Leases
The Company has entered into various non-cancelable operating lease agreements for certain of our offices throughout the world with original lease periods expiring between 2015 and 2025. Certain of these arrangements have free or escalating rent payment provisions. We recognized rent expense under such arrangements on a straight-line basis.
At December 31, 2014, future minimum payments under non-cancelable operating leases were as follows over the next five years and thereafter:

Years Ending December 31,	Amount
(In thousands)
2015	$6,026
2016	4,988
2017	4,971
2018	4,862
2019	4,818
Thereafter	15,305
Total	$40,970
Total rent expenses charged to operations for the years ended December 31, 2014, 2013 and 2012 was $6.6 million, $5.5 million and $5.2 million, respectively.
The Company's principal executive office located at 150 East 42nd Street, New York, New York occupies 43,304 square feet which is subject to a lease agreement that expires in July 2021. The lease commenced August 2011, has a ten year term and provided for 12 months of initial free rent and an allowance from the landlord for improvements of $1.9 million.
In addition, the Company leases an office that is located at 404 Wyman Street, Waltham, Massachusetts that occupies 51,325 square feet for a term that expires October 2014. The lease commenced August 2014, has a ten year and three month term and provided for three months of initial free rent and an allowance from the landlord for improvements of $2.3 million.
The Company also maintains space in several locations for its sales and services activities.
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

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities Class Action. On December 5, 2011, the Company became aware of a purported class action lawsuit filed in the U.S. District Court for the Southern District of New York (the "SDNY" or the "Court") against the Company and certain of its current and former executive officers. The initial complaint (the "Wallace Complaint") alleges that the defendants made false and misleading statements or omissions about the Company’s business prospects, financial condition and performance in violation of the Securities Exchange Act of 1934, as amended. The plaintiff seeks unspecified compensatory damages for the purported class of purchasers of the Company's common stock during the period from February 17, 2011 through November 10, 2011 (the "Allegation Period"). On December 27, 2011, a second purported class action complaint, which makes substantially the same claims as, and is related to, the Wallace Complaint, was filed in the SDNY against the Company and certain of its current and former executive officers seeking similar unspecified compensatory damages for the Allegation Period. On April 3, 2012, the Court consolidated the actions and appointed Plumbers and Pipefitters National Pension Fund as lead plaintiff, and also appointed lead counsel in the consolidated action ("Consolidated Class Action"). On June 15, 2012, the lead plaintiff filed an amended complaint (“Consolidated Class Action Complaint”) that, in addition to the original allegations made in the Wallace Complaint, alleges that the Company, certain of its current and former officers and directors, and the underwriters in Intralinks’ April 6, 2011 stock offering issued a registration statement and prospectus in connection with the offering that contained untrue statements of material fact or omitted material information required to be stated therein in violation of the Securities Act of 1933, as amended. The defendants filed their motions to dismiss on July 31, 2012. On May 8, 2013, the Court issued an opinion dismissing claims based on certain allegations in the complaint, but otherwise denied defendants' motions to dismiss. On June 28, 2013, defendants filed their answers to the Consolidated Class Action Complaint. On October 15, 2013, the Court entered the parties’ pretrial scheduling stipulation. In December 2013, the parties served each other with document requests and discovery is ongoing. On February 18, 2014, lead plaintiff filed its motion for class certification. Pursuant to an amended scheduling order entered by the Court on April 18, 2014, the defendants filed their opposition to class certification on June 13, 2014 and plaintiff filed its reply on July 18, 2014. On September 30, 2014, the Court issued an opinion certifying a class of all persons who purchased the Company's stock between February 17, 2011 and November 11, 2011 and a subclass of persons who purchased the Company's stock pursuant or traceable to the Company’s April 6, 2011 offering. On October 6, 2014, the Court entered the parties’ scheduling stipulation, which extended the deadline to complete fact discovery to February 27, 2015. Under that same stipulation, summary judgment briefing must be completed by November 23, 2015. On October 14, 2014, the defendants filed a petition in the U.S. Court of Appeals for the Second Circuit for permission to appeal the September 30, 2014 opinion granting plaintiff’s motion for class certification. On December 30, 2014, the Second Circuit denied defendants’ petition. The Company believes that these claims are without merit and intends to defend these lawsuits vigorously.
Horbal Derivative Action. On April 16, 2012, a second shareholder derivative complaint (the "Horbal Action") was filed in the Supreme Court of the State of New York in New York County ("New York State Court") against the Company and certain of its current and former directors and officers. The complaint alleges that the defendants breached their fiduciary duties by causing the Company to issue materially false and misleading statements about the Company's business operations and financial condition during the same Allegation Period alleged in the Consolidated Class Action Compliant. On April 24, 2012, one of the director defendants removed the Horbal Action to the SDNY, and on May 22, 2012, the plaintiff in the Horbal Action moved to remand the case to New York State Court. On March 11, 2013, the SDNY granted plaintiff's motion to remand, and the case is currently pending in New York State Court. On June 6, 2013, the parties filed a stipulation with the New York State Court agreeing to stay all proceedings in the Horbal Action, including discovery, until ninety days after the SDNY issues a scheduling order in the Consolidated Class Action. On January 13, 2014, the parties filed a stipulation with the New York State Court agreeing to work together on a schedule for defendants’ time to answer, move against or otherwise respond to the complaint or an amended complaint. On June 6, 2014, plaintiff filed an amended complaint that continues to assert the same claims against the same defendants. Defendants filed their motions to dismiss the amended complaint on July 14, 2014.On February 4, 2015, following oral argument, the Court announced from the bench that it would grant defendants’ motions to dismiss. On February 19, 2015, the director defendants served plaintiff with a notice of entry of that dismissal, and plaintiff has until March 23, 2015 to file an appeal of the dismissal. The Company believes the claims in the Horbal Action are without merit and intends to defend this lawsuit vigorously.
Levine Shareholder Demand Letter/Complaint. The Company received a shareholder demand letter, dated May 16, 2013, demanding that the Company's Board take action to remedy alleged breaches of fiduciary duty by current and former directors and officers of the Company. These alleged breaches are based on the same alleged misconduct in the complaints in the Horbal and Consolidated Class Actions. The letter specifically demands that the Company's Board undertake an independent internal investigation into the alleged breaches and commence a civil action against each of the allegedly breaching current and former directors and officers. On June 26, 2013, the Company's Board created a Demand Committee to conduct an investigation into the allegations in the Levine demand letter. On December 13, 2013, the shareholder filed a derivative complaint (the “Levine Action”) in New York State Court against the Company and certain of its current and former directors and officers. The Levine Action alleges that since the Company’s

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Board has not responded substantively to the shareholder’s demand letter in over six months, this has resulted in an improper “functional refusal” of the demand. The Levine Action makes substantially the same claims as, and is related to, the Horbal and Consolidated Class Actions. It alleges, among other things, that the defendants breached their fiduciary duties by making materially false and misleading statements related to the strength of the Company’s business and customer satisfaction. On March 27, 2014, counsel for the Demand Committee sent a letter to shareholder’s counsel stating that after thorough investigation of the allegations in the demand letter, the Board concluded that taking any or all of the demanded actions would not serve the best interests of the Company and its shareholders, and voted unanimously to reject the demand. Pursuant to a stipulation filed on June 2, 2014, the defendants filed motions to dismiss the action on July 2, 2014. On February 4, 2015, following oral argument, the Court announced from the bench that it would grant the defendants’ motions to dismiss, without prejudice. On February 19, 2015, the director defendants served plaintiff with a notice of entry of that dismissal, and plaintiff has until March 23, 2015 to file an appeal of the dismissal. The Company believes the claims in the Levine Action are without merit and intends to defend this lawsuit vigorously.

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
Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.
The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B: OTHER INFORMATION
Waltham Lease
On March 10, 2015, we entered into an amendment to the lease dated as of March 3, 2014 with 404 Wyman LLC, or the Lease, that confirms that the premises that the Company leases in Waltham, Massachusetts shall be referred to as “Suite 1000.” A copy of the Lease, as amended, is included as Exhibit 10.2 to this Annual Report on Form 10-K.
Executive Officer and Section 16 Officer Designations
On March 11, 2015, in connection with his recent assumption of additional direct or indirect responsibilities for software development, external operations and our integrated service management process our Board of Directors determined that Aditya

Joshi, our Executive Vice President, Products, now qualifies as an executive officer pursuant to Rule 3b-7 promulgated under the Exchange Act.
Mr. Joshi has served as our Executive Vice President, Products since August 2014. Prior to joining us, Mr. Joshi served in a variety of key roles at Avid Technology from August 2011 to August 2014, including vice president of product and, prior to that, vice president and general manager of Avid Technology’s Media Enterprise product. Mr. Joshi also served as the chief of staff at Novell from May 2009 to August 2011 and as vice president of services, Americas from February 1998 to April 2009. Prior to that, Mr. Joshi held several consulting roles for Cambridge Technology Partners, Claremont Technology Group and Accenture. Mr. Joshi holds a B.S. in physics and mathematics and a M.S. in computer science from the University of Bombay.
Mr. Joshi’s employment with us is pursuant to an employment agreement entered into on July 21, 2014, with an effective date of August 8, 2014. Pursuant to the terms of the employment agreement, Mr. Joshi receives an annual base salary of $260,000 (increasing to $273,000 on April 1, 2015) and is eligible to receive an annual performance bonus, with a target amount equal to 50% of his annual base salary, the criteria for which shall be determined by the compensation committee of our Board of Directors. Mr. Joshi also received a signing bonus of $50,000. In addition, Mr. Joshi received a non-statutory stock option to purchase 63,348 shares of our common stock at an exercise price equal of $8.70, the closing trading price of our common stock on the New York Stock Exchange on the date of grant. Mr. Joshi also received 31,686 restricted stock units. These option and restricted stock unit awards will both vest over four years with 25% of each award vesting on August 31, 2015 and the remaining portion of each award vesting in equal monthly installments thereafter, subject to Mr. Joshi’s continued service with us. Mr. Joshi’s new hire option and restricted stock unit awards will also fully vest immediately prior to the closing of certain changes in control transactions. Mr. Joshi will be eligible to participate in our other employee benefit plans and the IntraLinks, Inc. Senior Executive Severance Plan, which provides for specified benefits upon certain terminations of employment in connection with a change of control as described in our proxy statement for the 2014 annual meeting of stockholders as filed with SEC, in a manner consistent with our other executives.
If Mr. Joshi’s employment is terminated without cause (as defined in his employment agreement), subject to his execution of a customary release agreement, he will be entitled to receive (i) six months annual salary continuation at the rate in effect at termination, (ii) a pro-rated annual bonus for the year of termination had he remained employed through the end of the year based on the levels at which the bonus plan targets are achieved, (iii) payment of COBRA premiums for six months or such sooner date as Mr. Joshi begins employment with another employer, and (iv) six-months accelerated vesting on all then outstanding equity awards with service vesting.
The foregoing description of Mr. Joshi’s employment agreement is a summary and does not purport to be complete. This description is qualified in its entirety by the text of Mr. Joshi’s employment agreement, which is filed with this Annual Report on Form 10-K as Exhibit 10.18, and is incorporated herein by reference.
There are no related party transactions between us and Mr. Joshi, and Mr. Joshi is neither related to, nor does he have any relationship with, any existing member of our Board of Directors or any of our officers.
In connection with Mr. Joshi’s increased responsibilities, on March 11, 2015, our Board of Directors also determined that Jose Almandoz, our Executive Vice President, Business Operations, Services and Chief Information Officer, no longer qualifies as an executive officer.

INTRALINKS HOLDINGS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Period	Additions Charged to Expenses/Against Revenue	Deductions	Balance at End of Period

Year ended December 31, 2014
Allowance for doubtful accounts	$1,252	$2,126	$(2,120)	$1,258
Credit reserve	1,900	8,574	(8,574)	1,900
Deferred tax asset valuation allowance	—	6,447	—	6,447
Total	$3,152	$17,147	$(10,694)	$9,605

Year ended December 31, 2013
Allowance for doubtful accounts	$1,502	$1,028	$(1,278)	$1,252
Credit reserve	1,425	6,694	(6,219)	1,900
Total	$2,927	$7,722	$(7,497)	$3,152

Year ended December 31, 2012
Allowance for doubtful accounts	$724	$1,713	$(935)	$1,502
Credit reserve	1,425	6,348	(6,348)	1,425
Total	$2,149	$8,061	$(7,283)	$2,927

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is set forth under the captions "Board of Directors," "Corporate Governance," "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for our 2015 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of December 31, 2014 and is incorporated herein by reference.
We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the rules of the SEC. Information contained on, or connected to, our website is not incorporated by reference into this Form 10-K and should not be considered part of this report or any other filing that we make with the SEC.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is set forth under the captions “Compensation Discussion and Analysis,” "Director Compensation," "Director Compensation Table - 2014" and "Compensation Practices Risk Assessment" in our definitive proxy statement for our 2015 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of December 31, 2014 and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for our 2015 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of December 31, 2014 and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is set forth under the captions “Certain Relationships and Related Party Transactions” and “Board of Directors ─ Composition of our Board of Directors ─ Director Independence” in our definitive proxy statement for our 2015 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of December 31, 2014 and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is set forth under the captions “Ratification of Selection of Independent Registered Public Accounting Firm" and "Independent Registered Public Accounting Firm Fees and Services” in our definitive proxy statement for our 2015 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of December 31, 2014 and is incorporated herein by reference.

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

10.2*
Lease Agreement, executed as of March 11, 2014 and dated as of March 3, 2014, by and between 404 Wyman LLC, as landlord, and the Company, as tenant (as amended by the First Amendment, executed as of March 10, 2015 and dated as of February 23, 2015).

10.3+
2007 Stock Option and Grant Plan, First Amendment to 2007 Stock Option and Grant Plan, Form of Incentive Stock Option Agreement, Form of Non-Qualified Stock Option Agreement and Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, as amended (File No. 333-165991)).

10.4+
2007 Restricted Preferred Stock Plan and Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, as amended (File No. 333-165991)).

10.5+	Amended and Restated 2010 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed on September 6, 2013).
10.6+	Amended and Restated 2010 Equity Incentive Plan and forms of award agreements (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 1, 2014).
10.7+	Senior Executive Incentive Bonus Plan (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, as amended (File No. 333-165991)).
10.8+	Intralinks, Inc. Senior Executive Severance Plan (Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, as amended (File No. 333-165991)).
10.9+	Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed on May 16, 2011).
10.10
Credit Agreement, dated as of February 24, 2014, by and among the Company, Intralinks Inc. as Borrower, the financial institutions listed therein as Lenders, JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent and J.P. Morgan Securities LLC as Lead Arranger and Sole Bookrunner
(Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 27, 2014).

10.11
Credit Agreement, dated as of February 24, 2014, by and among the Company and Intralinks International Holdings LLC as Guarantors, Intralinks Inc. as Borrower and JPMorgan Chase Bank, N.A. as Lender (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 27, 2014).

10.12
First Amendment, dated as of June 20, 2014, to the Credit Agreement, dated as of February 24, 2014, by and among the Company, Intralinks International Holdings LLC and docTrackr, Inc. as Guarantors, Intralinks, Inc. as Borrower and JPMorgan Chase Bank, N.A. as Lender (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 23, 2014).

10.13+
Employment Agreement dated as of December 15, 2011 by and between the Company and Ronald W. Hovsepian (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 16, 2011).

10.14+
Employment Agreement dated as of September 17, 2012 by and between the Company and Derek Irwin (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 4, 2012).

10.15+
Employment Agreement dated as of January 27, 2012 by and between the Company and Scott Semel (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 1, 2012).

10.16+
Employment Agreement dated as of April 9, 2012 by and between the Company and Rainer Gawlick (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed on November 8, 2013).

10.17+
Employment Agreement dated as of March 30, 2012 by and between the Company and Jose Almandoz (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on August 8, 2014).

10.18+*	Employment Agreement dated as of July 21, 2014 by and between the Company and Aditya Joshi.
10.19+	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1, as amended (File No. 333-165991)).
21.1*	List of Subsidiaries of the Company.
23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Label Linkbase Document
101.PRE**	XBRL Taxonomy Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Definitions Linkbase Document

* Filed herewith.

+	Indicates a management contract or compensation plan, contract or arrangement.
** Attached as Exhibits 101 to this report are the following financial statements from our Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes to these financial statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRALINKS HOLDINGS, INC.
By: /s/ Ronald W. Hovsepian Ronald W. Hovsepian President and Chief Executive Officer
Date: March 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date
/s/ Ronald W. Hovsepian Ronald W. Hovsepian	Director, President and Chief Executive Officer (principal executive officer)	March 13, 2015
/s/ Derek Irwin Derek Irwin	Chief Financial Officer (principal financial and accounting officer)	March 13, 2015
/s/ Patrick J. Wack, Jr. Patrick J. Wack, Jr.	Chairman of the Board of Directors	March 13, 2015
/s/ Brian J. Conway Brian J. Conway	Director	March 13, 2015
/s/ Peter Gyenes Peter Gyenes	Director	March 13, 2015
/s/ Thomas Hale Thomas Hale	Director	March 13, 2015
/s/ Habib Kairouz Habib Kairouz	Director	March 13, 2015
/s/ Robert C. McBride Robert C. McBride	Director	March 13, 2015
/s/ J. Chris Scalet J. Chris Scalet	Director	March 13, 2015