Form 10-Q
period 2015-03-31
IntraLinks Holdings, Inc.
filed 2015-05-08
CIK 1488075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding at May 1, 2015
Common Stock, par value $0.001 per share	57,365,173

INTRALINKS HOLDINGS, INC
QUARTERLY REPORT ON FORM 10-Q
For the quarter ended March 31, 2015

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
Intralinks®, Intralinks Connect®, Intralinks Dealmanager™, Intralinks DealNexus®, Intralinks Dealspace®, Intralinks Debtspace™, Intralinks Fundspace™, Intralinks Studyspace™, Intralinks VIA® and other trademarks and registered trademarks of Intralinks appearing in this Quarterly Report are the property of Intralinks. Other trademarks or service marks that may appear in this Quarterly Report are the property of their respective holders. Solely for convenience, the trademarks and trade names in this Quarterly Report are referred to without the ®, ™ and SM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.
Forward-Looking Statement Safe Harbor
Some of the statements in this Quarterly Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to our operations and are based on our current expectations, estimates and projections. Words such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “predict,” “potential,” “continue,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “goals,” “in our view” and similar expressions are used to identify these forward-looking statements. The forward-looking statements included in this Quarterly Report include, but are not limited to, statements about our internal control over financial reporting, our results of operations and financial condition and our plans, strategies and developments. Forward-looking statements are only predictions and, as such, are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events or our future financial performance that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Many of the reasons for these differences include changes that occur in our continually changing business environment and other important factors. These risks, uncertainties and other factors are more fully described under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this Form 10-Q and under the heading "Risk Factors" in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission, or the SEC, on March 13, 2015. You are strongly encouraged to read those sections carefully as the occurrence of the events described therein and elsewhere in this report could materially harm our business. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these statements speak only as of the date they were made and, except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION
ITEM 1: Financial Statements
INTRALINKS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$30,427	$40,682
Investments	16,547	11,825
Accounts receivable, net of allowances of $3,627 and $3,158, respectively	51,257	47,338
Deferred taxes	8,292	9,578
Prepaid expenses	7,503	6,602
Other current assets	3,462	3,626
Total current assets	117,488	119,651
Investments	3,282	12,630
Fixed assets, net	14,834	16,245
Capitalized software, net	40,654	39,798
Goodwill	224,383	224,383
Other intangibles, net	56,068	62,055
Other assets	6,677	6,676
Total assets	$463,386	$481,438
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts Payable	$9,859	$10,624
Current portion of long-term debt	871	906
Deferred revenue	48,578	49,193
Accrued expenses and other current liabilities	20,220	26,974
Total current liabilities	79,528	87,697
Long-term debt	77,773	77,933
Deferred taxes	8,292	9,578
Other long-term liabilities	4,882	5,291
Commitments and contingencies
Stockholders' equity:
Undesignated Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common Stock, $0.001 par value; 300,000,000 shares authorized; 57,270,119 and 57,084,340 shares issued and outstanding, respectively	57	57
Additional paid-in capital	444,408	441,596
Accumulated deficit	(148,562)	(139,210)
Accumulated other comprehensive loss	(2,992)	(1,504)
Total stockholders' equity	292,911	300,939
Total liabilities and stockholders' equity	$463,386	$481,438
 The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(unaudited)

	Three months ended March 31,
	2015	2014
Revenue	$66,306	$59,241
Cost of revenue	18,553	17,002
Gross profit	47,753	42,239
Operating expenses:
Sales and marketing	29,972	26,119
General and administrative	18,149	16,848
Product development	6,033	5,465
Total operating expenses	54,154	48,432
Loss from operations	(6,401)	(6,193)
Interest expense	1,130	960
Amortization of debt issuance costs	143	116
Other expense (income), net	1,496	(191)
Net loss before income tax	(9,170)	(7,078)
Income tax expense (benefit)	182	(1,699)
Net loss	$(9,352)	$(5,379)
Net loss per common share:
Basic	$(0.17)	$(0.10)
Diluted	$(0.17)	$(0.10)
Weighted average number of shares:
Basic	56,592,517	55,580,116
Diluted	56,592,517	55,580,116

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three months ended March 31,
	2015	2014
Net loss	$(9,352)	$(5,379)
Change in foreign currency translation adjustment (net of tax benefit of $0 and tax expense of $197, respectively)	(1,488)	226
Total other comprehensive (loss) income, net of tax	(1,488)	226
Comprehensive loss	$(10,840)	$(5,153)

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three months ended March 31,
	2015	2014
Net loss	$(9,352)	$(5,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,693	6,152
Amortization of intangible assets	5,987	5,869
Stock-based compensation expense	2,884	2,329
Deferred income tax benefit	—	(3,107)
Other, net	1,103	718
Changes in operating assets and liabilities:
Accounts receivable	(5,170)	(4,601)
Prepaid expenses and other assets	(1,140)	498
Accounts payable	(1,075)	(2,340)
Accrued expenses and other liabilities	(7,595)	(4,429)
Deferred revenue	(507)	1,152
Net cash used in operating activities	(8,172)	(3,138)
Cash flows from investing activities:
Capitalized software development costs	(5,103)	(4,939)
Capital expenditures	(433)	(1,424)
Purchases of investments	—	(15,464)
Maturities of investments	4,550	15,972
Purchase of a cost method investment	—	(1,499)
Net cash used in investing activities	(986)	(7,354)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	79,200
Payments on long-term debt	(200)	(74,898)
Payments of outstanding financing arrangements	(76)	(148)
Debt issuance costs	—	(2,716)
Exercise of stock options and issuance of common stock, net of withholding taxes	(71)	(127)
Net cash (used in) provided by financing activities	(347)	1,311
Effect of foreign exchange rate changes on cash and cash equivalents	(750)	250
Net decrease in cash and cash equivalents	(10,255)	(8,931)
Cash and cash equivalents at beginning of period	40,682	50,540
Cash and cash equivalents at end of period	$30,427	$41,609

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Intralinks Holdings, Inc. and Summary of Significant Accounting Policies
Intralinks Holdings, Inc. is a leading global provider of Software-as-a-Service solutions for secure enterprise content collaboration within and among organizations. Its cloud-based solutions enable organizations to manage, control, track, search and exchange time-sensitive information, inside and outside of the firewall, all within a secure and easy-to-use environment.
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements include the accounts of Intralinks Holdings, Inc. and its subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations.
In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all normal and recurring adjustments necessary for the fair statement of the Company's consolidated financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The financial statements contained herein are unaudited and should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
Use of Estimates
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
There were no material changes to the Company's significant accounting policies from those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue. ASU 2014-09 supersedes current revenue recognition guidance and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently evaluating the impact of the adoption of this standard on its Consolidated Financial Statements.
In June 2014, the FASB issued ASU 2014-12, Stock Compensation ("ASU 2014-12"), which provides guidance on accounting for share-based payment awards when the terms of an award provide that a performance target could be achieved after the requisite service period. ASU 2014-12 clarifies that performance targets that can be achieved after the requisite service period of a share-based payment award be treated as performance conditions that affect vesting. These awards should be accounted for under Accounting Standards Codification Topic 718, Compensation - Stock Compensation, and existing guidance should be applied as it relates to awards with performance conditions that affect vesting. ASU 2014-12 is effective for annual and interim reporting periods beginning after December 15, 2015. The Company is currently evaluating the impact of the adoption of this standard, if any, on its Consolidated Financial Statements.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), which requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the related liability rather than as an asset. ASU 2015-03 is effective for annual and interim reporting periods beginning after December 15, 2015. ASU 2015-03 will be applied on a retrospective basis and will not have a material impact on the Company's Consolidated Financial Statements.
In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"), which provides guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement does not include a software license, the Company should account for the arrangement as a service contract. ASU 2015-05 is effective for annual and interim reporting periods beginning after December 15, 2015. The Company is currently evaluating the impact of the adoption of this standard, if any, on its Consolidated Financial Statements.
2. Investments and Fair Value Measurements
The Company has classified its investments in corporate securities as held-to-maturity and as such, has recorded them at amortized cost. Interest earned on these debt securities is included in “Other expense (income), net” within the Consolidated Statements of Operations. The gross unrecognized holding gains and losses for the three months ended March 31, 2015 and 2014 were not material.
The following tables summarize these investments:

			March 31, 2015
Security Type	Remaining Maturity	Consolidated Balance Sheet Classification	Amortized Cost
			(In thousands)
Corporate Securities	90 to 364 Days	Investments (current)	$16,547
Corporate Securities	367 to 477 Days	Investments (non-current)	3,282
Total			$19,829

			December 31, 2014
Security Type	Remaining Maturity	Consolidated Balance Sheet Classification	Amortized Cost
			(In thousands)
Corporate Securities	9 to 349 Days	Investments (current)	$11,825
Corporate Securities	380 to 567 Days	Investments (non-current)	12,630
Total			$24,455
The Company categorizes its financial instruments measured at fair value into a three-level fair value hierarchy that prioritizes the inputs used in determining the fair value of the asset or liability. The three levels of the fair value hierarchy are as follows:

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

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	March 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Asset:
Money market funds as cash equivalents	$13,415	$13,415	$—	$—

	December 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Asset:
Money market funds as cash equivalents	$13,851	$13,851	$—	$—
The Company's non-financial assets, which include goodwill, intangible assets, fixed assets, capitalized software and cost method investments, are adjusted to fair value only when an impairment charge is recognized. These fair value measurements are based predominantly on Level 3 inputs.
At March 31, 2015 and December 31, 2014, the carrying values of the Company's investments accounted for under the cost method totaled $3.5 million and are included in "Other assets" on the Company's Consolidated Balance Sheets.
3. Goodwill and Other Intangibles
At March 31, 2015 and December 31, 2014, the Company had $224.4 million of goodwill.
At March 31, 2015, other intangibles consisted of the following:

	Definite–Lived Intangible Assets
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Customer relationships	$141,973	$(110,493)	$31,480
Developed technology	134,542	(115,386)	19,156
Trade name	14,629	(9,503)	5,126
Non-compete agreements	1,337	(1,031)	306
Total	$292,481	$(236,413)	$56,068
At December 31, 2014, other intangibles consisted of the following:

	Definite–Lived Intangible Assets
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Customer relationships	$141,973	$(106,944)	$35,029
Developed technology	134,542	(113,303)	21,239
Trade name	14,629	(9,198)	5,431
Non-compete agreements	1,337	(981)	356
Total	$292,481	$(230,426)	$62,055

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Intangible amortization expense is classified in each of the operating expense categories as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cost of revenue	$2,083	$1,989
Sales and marketing	3,549	3,548
General and administrative	355	332
Total	$5,987	$5,869
At March 31, 2015, amortization expense on an annual basis for the succeeding five years and thereafter is estimated to be as follows:

Amount
(In thousands)
2015 remaining	$17,962
2016	23,866
2017	11,799
2018	1,629
2019	716
Thereafter	96
Total	$56,068
4. Fixed Assets
Fixed assets consisted of the following:

	March 31,	December 31,
	2015	2014
	(In thousands)
Computer equipment and software	$29,406	$29,029
Furniture, fixtures and office equipment	3,631	3,683
Leasehold improvements	6,867	6,948
Total fixed assets	39,904	39,660
Less: Accumulated depreciation and amortization	(25,070)	(23,415)
Fixed assets, net	$14,834	$16,245
Depreciation expense is classified in each of the operating expense categories as follows:

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cost of revenue	$1,089	$824
Sales and marketing	273	276
General and administrative	243	273
Product development	134	211
Total	$1,739	$1,584

5. Capitalized Software
Capitalized software consisted of the following:

	March 31,	December 31,
	2015	2014
	(In thousands)
Capitalized internal-use software development costs	$126,078	$120,268
Less: Accumulated amortization	(85,424)	(80,470)
Capitalized software, net	$40,654	$39,798
Amortization expense is classified in each of the operating expense categories as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cost of revenue	$4,798	$4,379
Sales and marketing	33	48
General and administrative	123	141
Total	$4,954	$4,568
6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2015	2014
	(In thousands)
Accrued employee compensation and related expenses	$8,064	$15,687
Other accrued expenses	12,156	11,287
Total accrued expenses and other current liabilities	$20,220	$26,974
7. Income Tax
The Company recorded an income tax expense of $0.2 million despite a pre-tax loss of $9.2 million for the three months ended March 31, 2015 primarily because the income tax benefit related to the U.S. pre-tax loss generated during the quarter was subject to a valuation allowance. The Company's effective tax rate for the three months ended March 31, 2014 of 24.0% differs from the

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

U.S. federal statutory tax rate due primarily to state and foreign income taxes, other non-tax-deductible expenses and stock-based compensation expense, partially offset by research and development tax credits.
During the fourth quarter of 2014, the Company determined that it was more-likely-than-not that it would not realize its net deferred tax asset position and recorded a valuation allowance on its net deferred tax assets of $6.4 million. The assessment regarding whether a valuation allowance is required considers both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets are recoverable. In making this assessment, significant weight is given to evidence that can be objectively verified. In its evaluation, the Company considered its cumulative loss in recent years and its forecasted losses in the near-term as significant negative evidence. The Company determined that the negative evidence outweighed the positive evidence and a valuation allowance on its net deferred tax assets was established. At March 31, 2015, the Company continues to maintain a full valuation allowance on net deferred tax assets. The Company will continue to assess the realizability of its deferred tax assets going forward and will adjust the valuation allowance as needed.
The Company is routinely under audit by federal, state, local and foreign tax authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service is currently auditing the Company’s federal tax returns for the years ended December 31, 2010 and 2011. Various other jurisdictions are open to examination for various tax years. Management believes it has adequately provided for all uncertain tax positions and any potential audit adjustments would not have a material impact on the Company’s liquidity, results of operations or financial condition.
Unrecognized tax benefits totaled $4.7 million at March 31, 2015 and December 31, 2014. Management does not expect that the balance of unrecognized tax benefits will significantly increase or decrease over the next twelve months. If unrecognized tax benefits at March 31, 2015 are subsequently recognized, the Company's income tax expense would be reduced by $4.0 million ($0.5 million net of the impact of the Company’s valuation allowance), which would have a favorable impact on the effective tax rate.
8. Debt
Long-term debt consisted of the following:

	March 31,	December 31,
	2015	2014
	(In thousands)
Term Loan Credit Facility	$79,200	$79,400
Term Loan Credit Facility original issue discount	(627)	(667)
Other financing arrangements	71	106
Total debt	78,644	78,839
Less: current portion (Term Loan Credit Facility)	(800)	(800)
Less: current portion (Other financing arrangements)	(71)	(106)
Total long-term debt	$77,773	$77,933
Based on available market information, the estimated fair value of the Company’s long-term debt was $78.6 million and $78.7 million as of March 31, 2015 and December 31, 2014, respectively. These fair value measurements were determined using Level 2 observable inputs, as defined in Note 2. The estimated fair value of the Company’s other financing arrangements approximates the carrying value at each reporting period.
On February 24, 2014, the Company refinanced all of the outstanding indebtedness under its prior credit facility with the proceeds of its Term Loan Credit Facility. The Term Loan Credit Facility provides for an $80.0 million, 5-year term loan and bears interest at LIBOR, with a 2.00% floor plus a margin of 5.25% per annum, for an effective interest rate of 7.25%. There is a $0.2 million principal payment due on the last day of each quarter, which commenced on June 30, 2014, with the balance due in a final installment on February 24, 2019.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Revolving Credit Facility provides for commitments of up to $15.0 million for general corporate purposes, working capital, certain investments, acquisitions and letters of credit. Loan drawings under the Revolving Credit Facility are subject to a further cap based on the Company’s borrowing base, which is equal to 85% of its eligible accounts receivable, minus customary reserves established by the Company’s lender. In addition, following the June 2014 amendment of this facility, up to 50% of the Company's eligible accounts receivable can be made up of account debtors of the Company based in certain European countries. Loans under the Revolving Credit Facility bear interest at the Eurodollar rate plus 2.50%. In addition, the Company pays a commitment fee in arrears on the first business day of each fiscal quarter of 0.50% on the average daily unused balance under the Revolving Credit Facility. The Revolving Credit Facility matures and the commitments thereunder terminate on the earlier of February 24, 2019 and the date that is six months prior to the maturity date of the Term Loan Credit Facility. Available borrowings under the Revolving Credit Facility are reduced by any outstanding letters of credits issued on behalf of the Company under this facility. As of March 31, 2015, the Company had $3.0 million in outstanding letters of credit issued under its Revolving Credit Facility.
Debt issuance costs of approximately $2.8 million related to the Term Loan Credit Facility and the Revolving Credit Facility (collectively, the "Credit Facilities") were deferred and are being amortized on a straight-line basis over the term of the loans. At March 31, 2015, unamortized debt issuance costs of $0.6 million and $1.7 million were recorded within "Other current assets" and "Other assets (non-current)," respectively, on the Consolidated Balance Sheet.
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
The Credit Facilities include covenants that restrict certain activities by the Company, as well as require the Company to comply with certain financial ratios such as a Consolidated Net Leverage Ratio and a springing Fixed Charge Coverage Ratio, as these terms are defined in the agreements governing the Credit Facilities. The agreements governing the Credit Facilities also contain other affirmative and negative covenants with which the Company is required to comply. The Term Loan Credit Facility requires partial prepayment of a portion of the principal outstanding in the event that we generate Consolidated Excess Cash Flow (as defined under the Term Loan Credit Facility) in excess of a certain threshold. This determination is to be made 90 days following the end of the preceding fiscal year, with any payment, if required 105 days following the end of the preceding fiscal year. The Company was in compliance with all applicable covenants set forth in the Credit Facilities as of March 31, 2015 and there was no required prepayment for the year ended December 31, 2014.
9. Employee Stock Plans
Stock-based compensation expense is measured at the grant date, based on the fair value of the award and recognized as expense over the requisite service period, net of an estimated forfeiture rate. The Company maintains several stock-based compensation plans, which are more fully described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
In February 2015, the Company granted 487,700 restricted stock units to its executive officers, pursuant to the Company's 2010 Equity Incentive Plan. Vesting of these awards is based upon the achievement of specified stock performance and service thresholds. The Company performed a Monte-Carlo simulation to calculate the awards' fair value of $3.5 million, which will be recognized over the vesting period.
Stock-based compensation expense related to all of the Company’s stock awards is included in operating expense categories, as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cost of revenue	$115	$178
Sales and marketing	565	365
General and administrative	1,881	1,478
Product development	323	308
Total	$2,884	$2,329

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

10. Net Loss per Share
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per common share:

	Three Months Ended March 31,
	2015	2014
Numerator:
Net loss (in thousands)	$(9,352)	$(5,379)
Denominator:
Weighted-average shares used to compute basic net loss per share	56,592,517	55,580,116
Effect of dilutive options, restricted stock awards and restricted stock units	—	—
Weighted-average shares used to compute diluted net loss per share	56,592,517	55,580,116
Net loss per share:
Basic	$(0.17)	$(0.10)
Diluted	$(0.17)	$(0.10)
The following outstanding options to purchase Common Stock, unvested shares under restricted stock awards and unvested shares issuable upon settlement of restricted stock units were excluded from the computation of diluted net loss per share for the periods presented as their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2015	2014
Options to purchase common stock	4,765,225	5,033,698
Unvested shares of restricted stock awards	543,099	538,087
Unvested shares of restricted stock units	2,348,995	1,538,084
11. Contingencies
In the ordinary course of business, the Company and its subsidiaries are subject to various claims, charges, disputes, litigation and regulatory inquiries and investigations. The Company establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where it believes an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that resolving claims against the Company, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the Company's liquidity, results of operations or financial condition, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. The Company also evaluates other contingent matters, including income and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. These matters, if resolved adversely against the Company, may result in monetary damages, fines and penalties or require changes in business practices. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the Company's liquidity, results of operations or financial condition.
Legal Proceedings
The Company is not currently aware of any pending or threatened material claims, charges, disputes, litigation and regulatory inquiries and investigations except as follows:
Securities Class Action. On December 5, 2011, the Company became aware of a purported class action lawsuit filed in the U.S. District Court for the Southern District of New York (the "SDNY" or the "Court") against the Company and certain of its current and former executive officers. The initial complaint (the "Wallace Complaint") alleges that the defendants made false and misleading statements or omissions about the Company’s business prospects, financial condition and performance in violation of the Securities

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Exchange Act of 1934, as amended. The plaintiff seeks unspecified compensatory damages for the purported class of purchasers of the Company's common stock during the period from February 17, 2011 through November 10, 2011 (the "Allegation Period"). On December 27, 2011, a second purported class action complaint, which makes substantially the same claims as, and is related to, the Wallace Complaint, was filed in the SDNY against the Company and certain of its current and former executive officers seeking similar unspecified compensatory damages for the Allegation Period. On April 3, 2012, the Court consolidated the actions and appointed Plumbers and Pipefitters National Pension Fund as lead plaintiff, and also appointed lead counsel in the consolidated action ("Consolidated Class Action"). On June 15, 2012, the lead plaintiff filed an amended complaint (“Consolidated Class Action Complaint”) that, in addition to the original allegations made in the Wallace Complaint, alleges that the Company, certain of its current and former officers and directors, and the underwriters in Intralinks’ April 6, 2011 stock offering issued a registration statement and prospectus in connection with the offering that contained untrue statements of material fact or omitted material information required to be stated therein in violation of the Securities Act of 1933, as amended. The defendants filed motions to dismiss the action on July 31, 2012. On May 8, 2013, the Court issued an opinion dismissing claims based on certain allegations in the complaint, but otherwise denied defendants' motions to dismiss. On June 28, 2013, defendants filed their answers to the Consolidated Class Action Complaint. On February 18, 2014, lead plaintiff filed its motion for class certification. On September 30, 2014, the Court issued an opinion certifying a class of all persons who purchased the Company's stock between February 17, 2011 and November 11, 2011 and a subclass of persons who purchased the Company's stock pursuant or traceable to the Company’s April 6, 2011 offering. On October 14, 2014, the defendants filed a petition in the U.S. Court of Appeals for the Second Circuit for permission to appeal the September 30, 2014 opinion granting plaintiff’s motion for class certification. On December 30, 2014, the Second Circuit denied defendants’ petition. Fact discovery is now complete, and on March 12, 2015, the Court suspended the remaining deadlines in the current scheduling order pending mediation. The Company believes that these claims are without merit and intend to defend this lawsuit vigorously.
Horbal Derivative Action. On April 16, 2012, a shareholder derivative complaint (the "Horbal Action") was filed in the Supreme Court of the State of New York in New York County ("New York State Court") against the Company and certain of its current and former directors and officers. The complaint alleges that the defendants breached their fiduciary duties by causing the Company to issue materially false and misleading statements about the Company's business operations and financial condition during the same Allegation Period alleged in the Consolidated Class Action Complaint. On April 24, 2012, one of the director defendants removed the Horbal Action to the SDNY, and on May 22, 2012, the plaintiff moved to remand the case to New York State Court. On March 11, 2013, the SDNY granted plaintiff's motion to remand, and the case is currently pending in New York State Court. On June 6, 2013, the parties filed a stipulation with the New York State Court agreeing to stay all proceedings in the Horbal Action, including discovery, until ninety days after the SDNY issues a scheduling order in the Consolidated Class Action. On January 13, 2014, the parties filed a stipulation with the New York State Court agreeing to work together on a schedule for defendants’ time to answer, move against or otherwise respond to the complaint or an amended complaint. On June 6, 2014, plaintiff filed an amended complaint that continues to assert the same claims against the same defendants. Defendants filed their motions to dismiss the amended complaint on July 14, 2014. On February 4, 2015, following oral argument, the New York State Court announced from the bench that it would grant defendants’ motions to dismiss. On February 19, 2015, the director defendants served plaintiff with a notice of entry of that dismissal and, on March 20, 2015, plaintiff filed a notice of appeal. The Company believes the claims in the Horbal Action are without merit and intends to defend this lawsuit vigorously.
Levine Shareholder Demand Letter/Complaint. The Company received a shareholder demand letter, dated May 16, 2013, demanding that the Company's Board take action to remedy alleged breaches of fiduciary duty by current and former directors and officers of the Company. These alleged breaches are based on the same alleged misconduct in the complaints in the Horbal and Consolidated Class Actions. The letter specifically demands that the Company's Board undertake an independent internal investigation into the alleged breaches and commence a civil action against each of the allegedly breaching current and former directors and officers. On June 26, 2013, the Company's Board created a Demand Committee to conduct an investigation into the allegations in the letter. On December 13, 2013, the shareholder filed a derivative complaint (the “Levine Action”) in New York State Court against the Company and certain of its current and former directors and officers. The Levine Action alleges that since the Company’s Board has not responded substantively to the shareholder’s demand letter in over six months, this has resulted in an improper “functional refusal” of the demand. The Levine Action makes substantially the same claims as, and is related to, the Horbal and Consolidated Class Actions. It alleges, among other things, that the defendants breached their fiduciary duties by making materially false and misleading statements related to the strength of the Company’s business and customer satisfaction. On March 27, 2014, counsel for the Demand Committee sent a letter to shareholder’s counsel stating that after thorough investigation of the allegations in the demand letter, the Board concluded that taking any or all of the demanded actions would not serve the best interests of the Company and its shareholders, and voted unanimously to reject the demand. Pursuant to a stipulation filed on June 2, 2014, the defendants filed motions to dismiss the action on July 2, 2014. Pursuant to a stipulation filed on June 2, 2014, the defendants filed motions

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

to dismiss the action on July 2, 2014. On February 4, 2015, following oral argument, the New York State Court announced from the bench that it would grant the defendants’ motions to dismiss, without prejudice. The Company believes the claims in the Levine Action are without merit and intends to defend this lawsuit vigorously.
Due to the early stages of these matters and the nature of the potential claims, a range of loss cannot be determined at this time.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Part I, Item 1 - "Financial Statements (Unaudited)" of this Quarterly Report on Form 10-Q and the audited consolidated financial statements included in Part II, Item 8 - "Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
Executive Overview
Intralinks is a leading global provider of Software-as-a-Service, or SaaS, solutions for secure enterprise content collaboration within and among organizations. Our cloud-based solutions enable organizations to manage, control, track, search, exchange and collaborate on time-sensitive information inside and outside the firewall, all within a secure and easy-to-use environment. Our customers rely on our cost-effective solutions to manage large amounts of electronic information, accelerate information intensive business processes, reduce time to market, optimize critical information workflows, meet regulatory and risk management requirements and collaborate with business counterparties in a secure, auditable and compliant manner. We help our customers eliminate many of the inherent risks and inefficiencies of using email, fax, courier services and other existing solutions to collaborate and exchange information.
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
We deliver our solutions through redundant multi-customer SaaS systems and use primary instances of our software to serve all of our customers. We sell our solutions directly through a field team with industry-specific expertise, an inside sales team and indirectly through a customer referral network and channel partners. During the three months ended March 31, 2015, we generated $66.3 million in revenue, 41.6% of which was derived from sales across 92 countries outside of the United States.
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
Our management relies on the key performance indicators set forth below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess operational efficiencies. We discuss revenue under "Results of Operations" and net cash provided by operating activities under "Financial Position, Liquidity and Capital Resources." Other measures of our performance, including non-GAAP adjusted gross profit, non-GAAP adjusted gross margin, non-GAAP adjusted operating income, non-GAAP adjusted net income (loss), non-GAAP adjusted EBITDA, non-GAAP adjusted EBITDA margin, and free cash flow are defined and discussed under "Non-GAAP Financial Measures" below.

	Three Months Ended March 31,
	2015	2014
Consolidated Statement of Operations Data:	(In thousands)
Revenue	$66,306	$59,241
Non-GAAP adjusted gross profit	$49,951	$44,406
Non-GAAP adjusted gross margin	75.3%	75.0%
Non-GAAP adjusted operating income	$2,470	$2,005
Non-GAAP adjusted net (loss) income	$(185)	$694
Non-GAAP adjusted EBITDA	$9,163	$8,157
Non-GAAP adjusted EBITDA margin	13.8%	13.8%
Consolidated Statement of Cash Flows Data:
Net cash used in operating activities	$(8,172)	$(3,138)
Free cash flow	$(13,708)	$(9,501)
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

•
Non-GAAP adjusted net income (loss) represents the corresponding GAAP measure adjusted to exclude, if applicable: (1) amortization of intangible assets, (2) stock-based compensation expense and (3) impairment charges or asset write-offs. The income tax expense included in non-GAAP adjusted net income is calculated using an estimated long-term effective tax rate.

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
Management believes that these non-GAAP financial measures, when viewed with our results under U.S. GAAP and the accompanying reconciliations, provide useful information about our period-over-period growth and provide additional information that is useful for evaluating our operating performance. In addition, free cash flow provides management with useful information for managing the cash needs of our business. Management also believes that these non-GAAP financial measures provide a more meaningful comparison of our operating results against those of other companies in our industry, as well as on a period-over-period basis, because these measures exclude items that are not representative of our operating performance, such as amortization of intangible assets, stock-based compensation expense and interest expense. Management believes that including these costs in our results of operations results in a lack of comparability between our operating results and those of our peers in the industry. However, non-GAAP adjusted gross profit, non-GAAP adjusted operating income, non-GAAP adjusted net income (loss), non-GAAP adjusted EBITDA and free cash flow are not measures of financial performance under U.S. GAAP and, accordingly, should not be considered as substitutes for or superior to gross profit, loss from operations, net loss and net cash provided by operating activities as indicators of operating performance.

The table below provides reconciliations of U.S. GAAP financial measures to the non-GAAP financial measures discussed above:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Gross profit	$47,753	$42,239
Gross margin	72.0%	71.3%
Cost of revenue – amortization of intangible assets	2,083	1,989
Cost of revenue – stock-based compensation expense	115	178
Non-GAAP adjusted gross profit	$49,951	$44,406
Non-GAAP adjusted gross margin	75.3%	75.0%

Loss from operations	$(6,401)	$(6,193)
Amortization of intangible assets	5,987	5,869
Stock-based compensation expense	2,884	2,329
Non-GAAP adjusted operating income	$2,470	$2,005

Net loss before income tax	$(9,170)	$(7,078)
Amortization of intangible assets	5,987	5,869
Stock-based compensation expense	2,884	2,329
Non-GAAP adjusted net (loss) income before tax	(299)	1,120
Non-GAAP income tax (benefit) expense	(114)	426
Non-GAAP adjusted net (loss) income	$(185)	$694

Net loss	$(9,352)	$(5,379)
Depreciation and amortization	6,693	6,152
Amortization of intangible assets	5,987	5,869
Stock-based compensation expense	2,884	2,329
Interest expense	1,130	960
Amortization of debt issuance costs	143	116
Other expense (income), net	1,496	(191)
Income tax expense (benefit)	182	(1,699)
Non-GAAP adjusted EBITDA	$9,163	$8,157
Non-GAAP adjusted EBITDA margin	13.8%	13.8%

Net cash used in operating activities	$(8,172)	$(3,138)
Capitalized software development costs	(5,103)	(4,939)
Capital expenditures	(433)	(1,424)
Free cash flow	$(13,708)	$(9,501)

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
There were no material changes to our critical accounting policies from those included in Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
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
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements see Note 1 - "Intralinks Holdings, Inc. and Summary of Significant Accounting Policies" included in Part I, Item 1 - "Financial Statements (Unaudited)" of this Quarterly Report on Form 10-Q.
Results of Operations
The following table sets forth Consolidated Statements of Operations data as a percentage of revenue.

	Three Months Ended March 31,
	2015	2014
Revenue	100.0%	100.0%
Cost of revenue	28.0%	28.7%
Gross profit	72.0%	71.3%
Operating expenses:
Sales and marketing	45.2%	44.1%
General and administrative	27.4%	28.4%
Product development	9.1%	9.2%
Total operating expenses	81.7%	81.8%
Loss from operations	(9.7)%	(10.5)%
Interest expense	1.7%	1.6%
Amortization of debt issuance costs	0.2%	0.2%
Other expense (income), net	2.3%	(0.3)%
Net loss before income tax	(13.8)%	(11.9)%
Income tax expense (benefit)	0.3%	(2.9)%
Net loss	(14.1)%	(9.1)%

Comparison of the Three Months Ended March 31, 2015 and 2014
Revenue
Total revenue was $66.3 million for the three months ended March 31, 2015, up $7.1 million, or 11.9%, from $59.2 million for the three months ended March 31, 2014, primarily due to a $3.6 million, or 12.0%, increase in M&A revenue and a $3.5 million, or 15.4% increase in Enterprise revenue.

					% Revenue
	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended March 31,
	2015	2014			2015	2014
	(In thousands)
M&A	$33,199	$29,648	$3,551	12.0%	50.1%	50.0%
Enterprise	26,020	22,543	3,477	15.4%	39.2%	38.1%
DCM	7,087	7,050	37	0.5%	10.7%	11.9%
Total Revenues	$66,306	$59,241	$7,065	11.9%	100%	100%
M&A — The results for the three months ended March 31, 2015 reflect an increase in M&A revenue of $3.6 million, or 12.0%, as compared to the three months ended March 31, 2014. The increase in M&A revenue largely resulted from a higher volume of strategic business transactions in the market.
Enterprise — The results for the three months ended March 31, 2015 reflect an increase in Enterprise revenue of $3.5 million, or 15.4%, as compared to the three months ended March 31, 2014. The increase in Enterprise revenue was primarily due to the growth in revenue generated from our Intralinks VIA offering.
DCM — DCM revenue for the three months ended March 31, 2015 remains largely unchanged as compared to the three months ended March 31, 2014.
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
Cost of Revenue and Gross Profit

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2015	2014
	(In thousands)
Cost of revenue	$18,553	$17,002	$1,551	9.1%
Gross profit	$47,753	$42,239	$5,514	13.1%
Gross margin	72.0%	71.3%	0.7%
Cost of revenue for the three months ended March 31, 2015 increased $1.6 million, or 9.1%, as compared to the three months ended March 31, 2014, largely due to an increase in employee compensation and related expenses of $0.6 million primarily due to an increase in headcount, as well as a $0.4 million increase in amortization of capitalized software related to the enhancement of our service offerings. Gross margin increased 0.7% due to the $7.1 million increase in revenue, primarily related to the growth in both M&A and Enterprise revenue, partially offset by an increase of $1.6 million in cost of revenue.

Operating Expenses
Total operating expenses for the three months ended March 31, 2015 increased by $5.7 million, or 11.8%, as compared to the three months ended March 31, 2014.

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2015	2014
	(In thousands)
Sales and marketing	$29,972	$26,119	$3,853	14.8%
General and administrative	18,149	16,848	1,301	7.7%
Product development	6,033	5,465	568	10.4%
Total operating expenses	$54,154	$48,432	$5,722	11.8%
Sales and Marketing — The results for the three months ended March 31, 2015 reflect an increase in sales and marketing expense of $3.9 million, or 14.8%, as compared to the three months ended March 31, 2014, driven primarily by increases in employee compensation and related expenses of $2.5 million and travel and entertainment expenses of $0.9 million, primarily due to increased headcount. The increase was also partially due to an increase in commission expense to third-party partners of $0.7 million primarily due to new channel partner agreements that became effective April 2014.
General and Administrative — The results for the three months ended March 31, 2015 reflect an increase in general and administrative expense of $1.3 million, or 7.7%, as compared to the three months ended March 31, 2014, driven primarily by an increase in employee compensation and related expenses of $1.4 million, primarily related to increased headcount, and an increase in stock-based compensation expense due to an increase in equity awards granted to key employees since the prior year.
Product Development — The results for the three months ended March 31, 2015 reflect an increase in product development expense of $0.6 million, or 10.4%, as compared to the three months ended March 31, 2014, which was primarily due to an increase in employee compensation and related expenses of $0.8 million, largely related to an increase in headcount.
Total product development costs are comprised of both capitalized software and product development expense.

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2015	2014
	(In thousands)
Capitalized software	$5,810	$5,530	$280	5.1%
Product development expense	6,033	5,465	568	10.4%
Total product development costs	$11,843	$10,995	$848	7.7%
The increase in total product development costs of $0.8 million, or 7.7%, was largely due to an increase in headcount, as well as consulting fees related to the continued development of our Intralinks platform.
Non-Operating Expenses

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2015	2014
	(In thousands)
Interest expense	$1,130	$960	$170	17.7%
Amortization of debt issuance costs	$143	$116	$27	23.3%
Other expense (income), net	$1,496	$(191)	$1,687	(883.2)%
Interest Expense — Interest expense for the three months ended March 31, 2015 increased $0.2 million, or 17.7%, as compared to the three months ended March 31, 2014 primarily due to a higher interest rate and higher average debt outstanding following the refinancing of our prior credit facility in February 2014.
Other Expense (Income), Net — Other expense (income), net primarily relates to foreign currency transaction losses (gains) and interest income. The net increase of $1.7 million primarily resulted from the remeasurement of Euro denominated cash and accounts receivable held by entities where the Euro is not the functional currency. This net increase was largely due to the strengthening of the U.S. Dollar against the Euro for the three months ended March 31, 2015 and an increase in cash and accounts receivable denominated in Euro.

Income Tax Expense (Benefit)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Income tax expense (benefit)	$182	$(1,699)
We recorded an income tax expense of $0.2 million despite a pre-tax loss of $9.2 million for the three months ended March 31, 2015 primarily because the income tax benefit related to the U.S. pre-tax loss generated during the quarter was subject to a valuation allowance. Our effective tax rate for the three months ended March 31, 2014 of 24.0% differs from the U.S. federal statutory tax rate due primarily to state and foreign income taxes, other non-tax-deductible expenses and stock-based compensation expense, partially offset by research and development tax credits.
We regularly assess whether a valuation allowance is required on our deferred tax assets by considering both positive and negative evidence related to the likelihood of the realization of our deferred tax assets. In our evaluation, we considered our cumulative loss in recent years and our forecasted losses in the near-term as significant negative evidence. We determined that the negative evidence outweighed the positive evidence and a valuation allowance of $6.4 million on our net deferred tax assets was established during the fourth quarter of 2014. At March 31, 2015, we continue to maintain a full valuation allowance on our net deferred tax assets. We will continue to assess the realizability of our deferred tax assets going forward and will adjust the valuation allowance as needed.
Financial Position, Liquidity and Capital Resources
Cash Flows

	March 31,
	2015	2014
	(In thousands)
Cash and cash equivalents	$30,427	$41,609

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net cash used in operating activities	$(8,172)	$(3,138)
Net cash used in investing activities	(986)	(7,354)
Net cash (used in) provided by financing activities	(347)	1,311
Effect of foreign exchange rate changes on cash and cash equivalents	(750)	250
Net decrease in cash and cash equivalents	$(10,255)	$(8,931)
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2015 was $8.2 million as a result of a net decrease in our operating assets and liabilities of $15.5 million, partially offset by $7.3 million in cash generated from results of operations after adjusting for non-cash items. The net decrease in operating assets and liabilities consisted primarily of a decrease of $7.6 million in accrued expenses and other liabilities primarily related to payment of bonus and commissions related to 2014 and an increase of $5.2 million in accounts receivable primarily related to the timing of cash collections. Additionally, net cash used in operating activities during the three months ended March 31, 2015 consisted of a net loss of $9.4 million plus adjustments for non-cash items of $16.7 million including (a) depreciation and amortization of $6.7 million, (b) amortization of intangible assets of $6.0 million and (c) stock-based compensation expense of $2.9 million.

Net cash used in operating activities for the three months ended March 31, 2014 was $3.1 million as a result of a net decrease in our operating assets and liabilities of $9.7 million, partially offset by $6.6 million in cash generated from results of operations, after adjusting for non-cash items. The net decrease in operating assets and liabilities consisted primarily of: (i) a decrease of $4.4 million in accrued expenses and other liabilities primarily related to payment of bonus and commissions related to 2013, (ii) an increase of $4.6 million in accounts receivable related, in part, to increased billings and (iii) a decrease of $2.3 million in accounts payable due to the timing of payments, partially offset by (iv) an increase of $1.2 million in deferred revenue. Additionally, net cash used in operating activities during the three months ended March 31, 2014 consisted of a net loss of $5.4 million plus adjustments for non-cash items of $12.0 million including (a) depreciation and amortization of $6.2 million, (b) amortization of intangible assets of $5.9 million and (c) stock-based compensation expense of $2.3 million, partially offset by (d) a deferred tax benefit of $3.1 million.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2015 and 2014 was $1.0 million and $7.4 million, respectively. During the three months ended March 31, 2015 and 2014, net maturities of investments were $4.6 million and $0.5 million, respectively, and primarily consisted of corporate securities. During the three months ended March 31, 2014, we purchased a minority interest in a privately held company for $1.5 million, which is accounted for under the cost method. Cash used in investing activities related to capital expenditures for infrastructure during the three months ended March 31, 2015 and 2014 was $0.4 million and $1.4 million, respectively.
Investments in capitalized software development costs for the three months ended March 31, 2015 and 2014 were $5.1 million and $4.9 million, respectively. We anticipate capital expenditures and investments in our software development to increase in future periods, in line with our growth strategy.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2015 was $0.3 million, which reflects $0.2 million of debt repayments, $0.1 million of repayments of outstanding financing arrangements and $0.1 million related to the exercise of stock options and issuance of common stock.
Net cash provided by financing activities for the three months ended March 31, 2014 of $1.3 million includes $79.2 million in proceeds from our Term Loan Credit Facility entered into in February 2014 of which $74.9 million was used to pay off all the outstanding indebtedness under our prior credit facility and $2.7 million was used to pay debt issuance costs related to the Term Loan Credit Facility and the Revolving Credit Facility entered into in February 2014. The Term Loan Credit Facility and the Revolving Credit Facility are referred to herein as our Credit Facilities.
Cash paid for interest, net of capitalized interest during the three months ended March 31, 2015 and 2014 was $1.1 million and $0.4 million, respectively.
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
We were in compliance with all applicable financial and non-financial covenants set forth in the Credit Facilities as of March 31, 2015 and there was no required prepayment for the year ended December 31, 2014. The agreements governing our Credit Facilities also contain customary events of default, including, but not limited to, uncured cross-defaults among these agreements. Although we currently expect to remain in compliance with these existing covenants, any breach of these covenants or a change in control could result in a default and subsequent cross-defaults, under our credit agreements, which could cause all of the outstanding indebtedness to become immediately due and payable and terminate all commitments from our lenders to extend further credit.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash, cash equivalents and investments (current and non-current), as well as cash flows we generate from operations. At March 31, 2015, we had $30.4 million in cash and cash equivalents, $16.5 million in current investments, $3.3 million in non-current investments and $51.3 million in accounts receivable, net of allowance for doubtful accounts and credit reserve. We have a $15.0 million Revolving Credit Facility, which expires on February 24, 2019, and is available as an additional source of financing. At March 31, 2015, we had $3.0 million in outstanding letters of credit under our Revolving Credit Facility.
We believe that our sources of funding will be sufficient to satisfy our normal operating requirements, including capital expenditures and principal payments on long-term debt, for at least the next twelve months. Our liquidity could be negatively affected by a decrease in demand for our services. In addition, we may make acquisitions and strategic investments or increase our capital expenditures that could reduce our cash, cash equivalents and investments (current and non-current) balances and as a result, we may need to raise additional capital through future debt or equity financing to provide for greater financial flexibility to fund these activities. Additional financing may not be available at all or on terms favorable to us.
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
Our corporate credit ratings and rating agency outlooks as of March 31, 2015 are summarized in the table below.

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
Contractual Obligations and Commitments
At March 31, 2015, there have been no material changes to our contractual obligations, commitments and off-balance sheet arrangements since the disclosure included in Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At March 31, 2015, there have been no material changes to our exposure to market risk since the disclosure included in Part II, Item 7A - "Quantitative and Qualitative Disclosures about Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
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
PART II - OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
For a discussion of our material pending legal proceedings, see Note 11 - “Contingencies” included in Part I, Item 1 - “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.
ITEM 1A: RISK FACTORS
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors included in Part I, Item 1A - "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which could materially affect our business, financial condition or future results. There are no material changes to the risk factors described in our Annual Report.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5: OTHER INFORMATION
None.

ITEM 6: EXHIBITS
(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
10.1
Lease Agreement, executed as of March 11, 2014 and dated as of March 3, 2014, by and between 404 Wyman LLC, as landlord, and the Company, as tenant (as amended by the First Amendment, executed as of March 10, 2015 and dated as of February 23, 2015) (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 13, 2015).

10.2
Employment Agreement dated as of July 21, 2014 by and between the Company and Aditya Joshi. (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 13, 2015).

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

* Filed herewith.
+ Attached as Exhibits 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the three months ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

INTRALINKS HOLDINGS, INC.
By: /s/ Ronald W. Hovsepian
Date: May 8, 2015	Ronald W. Hovsepian President and Chief Executive Officer

By: /s/ Derek Irwin
Date: May 8, 2015	Derek Irwin Chief Financial Officer