Form 10-Q
period 2015-06-30
IntraLinks Holdings, Inc.
filed 2015-08-06
CIK 1488075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding at July 31, 2015
Common Stock, par value $0.001 per share	57,888,040

INTRALINKS HOLDINGS, INC
QUARTERLY REPORT ON FORM 10-Q
For the quarter ended June 30, 2015

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
Intralinks®, Intralinks Dealmanager™, Intralinks Dealnexus®, Intralinks Dealspace®, Intralinks Debtspace™, Intralinks Fundspace™, Intralinks Studyspace™, Intralinks VIA® and other trademarks and registered trademarks of Intralinks appearing in this Quarterly Report are the property of Intralinks. Other trademarks or service marks that may appear in this Quarterly Report are the property of their respective holders. Solely for convenience, the trademarks and trade names in this Quarterly Report are referred to without the ®, ™ and SM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.
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

PART I - FINANCIAL INFORMATION
ITEM 1: Financial Statements
INTRALINKS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$38,044	$40,682
Investments	17,647	11,825
Accounts receivable, net of allowances of $3,678 and $3,158, respectively	53,750	47,338
Deferred taxes	6,889	9,578
Prepaid expenses	5,126	6,602
Other current assets	17,368	3,626
Total current assets	138,824	119,651
Investments	1,106	12,630
Fixed assets, net	14,628	16,245
Capitalized software, net	42,617	39,798
Goodwill	224,383	224,383
Other intangibles, net	50,080	62,055
Other assets	7,735	6,676
Total assets	$479,373	$481,438
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts Payable	$12,440	$10,624
Current portion of long-term debt	837	906
Deferred revenue	51,581	49,193
Accrued expenses and other current liabilities	36,863	26,974
Total current liabilities	101,721	87,697
Long-term debt	77,613	77,933
Deferred taxes	6,889	9,578
Other long-term liabilities	4,757	5,291
Commitments and contingencies
Stockholders' equity:
Undesignated Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common Stock, $0.001 par value; 300,000,000 shares authorized; 57,575,569 and 57,084,340 shares issued and outstanding, respectively	58	57
Additional paid-in capital	447,904	441,596
Accumulated deficit	(157,053)	(139,210)
Accumulated other comprehensive loss	(2,516)	(1,504)
Total stockholders' equity	288,393	300,939
Total liabilities and stockholders' equity	$479,373	$481,438
 The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue	$68,975	$63,557	$135,281	$122,798
Cost of revenue	19,332	17,083	37,885	34,085
Gross profit	49,643	46,474	97,396	88,713
Operating expenses:
Sales and marketing	32,198	29,872	62,170	55,991
General and administrative	18,605	18,105	36,754	34,953
Product development	6,215	5,460	12,248	10,925
Total operating expenses	57,018	53,437	111,172	101,869
Loss from operations	(7,375)	(6,963)	(13,776)	(13,156)
Interest expense	1,069	1,005	2,199	1,965
Amortization of debt issuance costs	143	177	286	293
Other (income) expense, net	(658)	(18)	838	(209)
Net loss before income tax	(7,929)	(8,127)	(17,099)	(15,205)
Income tax expense (benefit)	562	(2,454)	744	(4,153)
Net loss	$(8,491)	$(5,673)	$(17,843)	$(11,052)
Net loss per common share:
Basic	$(0.15)	$(0.10)	$(0.31)	$(0.20)
Diluted	$(0.15)	$(0.10)	$(0.31)	$(0.20)
Weighted average number of shares:
Basic	56,862,896	55,812,187	56,728,439	55,696,792
Diluted	56,862,896	55,812,187	56,728,439	55,696,792

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net loss	$(8,491)	$(5,673)	$(17,843)	$(11,052)
Change in foreign currency translation adjustment, net of tax	476	246	(1,012)	472
Total other comprehensive income (loss), net of tax	476	246	(1,012)	472
Comprehensive loss	$(8,015)	$(5,427)	$(18,855)	$(10,580)

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six months ended June 30,
	2015	2014
Net loss	$(17,843)	$(11,052)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,561	12,234
Amortization of intangible assets	11,975	11,814
Stock-based compensation expense	5,864	4,897
Deferred income tax benefit	—	(6,262)
Other, net	1,664	1,951
Changes in operating assets and liabilities:
Accounts receivable	(7,630)	(3,974)
Prepaid expenses and other assets	1,168	703
Accounts payable	502	1,378
Accrued expenses and other liabilities	(3,495)	(2,014)
Deferred revenue	2,184	1,212
Net cash provided by operating activities	7,950	10,887
Cash flows from investing activities:
Capitalized software development costs	(11,212)	(13,102)
Capital expenditures	(2,780)	(4,443)
Purchases of investments	—	(24,866)
Maturities of investments	5,550	24,490
Purchase of a cost method investment	(1,000)	(1,499)
Acquisitions, net of cash acquired	—	(8,632)
Restricted cash	—	2,443
Net cash used in investing activities	(9,442)	(25,609)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	79,200
Payments on long-term debt	(400)	(75,098)
Payments of outstanding financing arrangements	(152)	(224)
Debt issuance costs	—	(2,704)
Exercise of stock options and issuance of common stock, net of withholding taxes	443	240
Other	(562)	(188)
Net cash (used in) provided by financing activities	(671)	1,226
Effect of foreign exchange rate changes on cash and cash equivalents	(475)	537
Net decrease in cash and cash equivalents	(2,638)	(12,959)
Cash and cash equivalents at beginning of period	40,682	50,540
Cash and cash equivalents at end of period	$38,044	$37,581

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Intralinks Holdings, Inc. and Summary of Significant Accounting Policies
Intralinks Holdings, Inc. is a leading, global technology provider of Software-as-a-Service solutions for secure enterprise content collaboration within and among organizations. Its cloud-based solutions enable organizations to securely manage, control, track, search and exchange sensitive information, inside and outside of the firewall, all within a secure and easy-to-use environment.
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements include the accounts of Intralinks Holdings, Inc. and its subsidiaries (collectively, the "Company"). All intercompany balances and transactions have been eliminated. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue. ASU 2014-09 supersedes current revenue recognition guidance and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As currently issued, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early adoption is not permitted. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is currently evaluating the impact of the adoption of this standard on its Consolidated Financial Statements.
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
2. Investments and Fair Value Measurements
The Company has classified its investments in corporate securities as held-to-maturity and as such, has recorded them at amortized cost. Interest earned on these debt securities is included in “Other expense (income), net” within the Consolidated Statements of Operations. The gross unrecognized holding gains and losses for the three and six months ended June 30, 2015 and 2014 were not material.
The following tables summarize these investments:

			June 30, 2015
Security Type	Remaining Maturity	Consolidated Balance Sheet Classification	Amortized Cost
			(In thousands)
Corporate Securities	15 to 321 Days	Investments (current)	$17,647
Corporate Securities	386 Days	Investments (non-current)	1,106
Total			$18,753

			December 31, 2014
Security Type	Remaining Maturity	Consolidated Balance Sheet Classification	Amortized Cost
			(In thousands)
Corporate Securities	9 to 349 Days	Investments (current)	$11,825
Corporate Securities	380 to 567 Days	Investments (non-current)	12,630
Total			$24,455
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

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	June 30, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Asset:
Money market funds as cash equivalents	$10,753	$10,753	$—	$—

	December 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Asset:
Money market funds as cash equivalents	$13,851	$13,851	$—	$—
The Company's non-financial assets, which include goodwill, intangible assets, fixed assets, capitalized software and cost method investments, are adjusted to fair value only when an impairment charge is recognized. These fair value measurements are based predominantly on Level 3 inputs.
At June 30, 2015 and December 31, 2014, the carrying values of the Company's investments accounted for under the cost method totaled $4.5 million and $3.5 million, respectively, and are included in "Other assets" on the Company's Consolidated Balance Sheets.
3. Goodwill and Other Intangibles
At June 30, 2015 and December 31, 2014, the Company had $224.4 million of goodwill.
At June 30, 2015, other intangibles consisted of the following:

	Definite–Lived Intangible Assets
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Customer relationships	$141,973	$(114,043)	$27,930
Developed technology	134,542	(117,468)	17,074
Trade name	14,629	(9,807)	4,822
Non-compete agreements	1,337	(1,083)	254
Total	$292,481	$(242,401)	$50,080
At December 31, 2014, other intangibles consisted of the following:

	Definite–Lived Intangible Assets
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Customer relationships	$141,973	$(106,944)	$35,029
Developed technology	134,542	(113,303)	21,239
Trade name	14,629	(9,198)	5,431
Non-compete agreements	1,337	(981)	356
Total	$292,481	$(230,426)	$62,055

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Intangible amortization expense is classified in each of the operating expense categories as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Cost of revenue	$2,082	$2,045	$4,165	$4,034
Sales and marketing	3,550	3,553	7,099	7,101
General and administrative	356	347	711	679
Total	$5,988	$5,945	$11,975	$11,814
At June 30, 2015, amortization expense on an annual basis for the succeeding five years and thereafter is estimated to be as follows:

Amount
(In thousands)
2015 remaining	$11,974
2016	23,866
2017	11,799
2018	1,629
2019	716
Thereafter	96
Total	$50,080
4. Fixed Assets
Fixed assets consisted of the following:

	June 30,	December 31,
	2015	2014
	(In thousands)
Computer equipment and software	$29,041	$29,029
Furniture, fixtures and office equipment	3,020	3,683
Leasehold improvements	6,344	6,948
Total fixed assets	38,405	39,660
Less: Accumulated depreciation and amortization	(23,777)	(23,415)
Fixed assets, net	$14,628	$16,245
Depreciation expense is classified in each of the operating expense categories as follows:

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Cost of revenue	$1,146	$836	$2,235	$1,660
Sales and marketing	341	259	614	535
General and administrative	262	238	505	511
Product development	163	180	297	391
Total	$1,912	$1,513	$3,651	$3,097

5. Capitalized Software
Capitalized software consisted of the following:

	June 30,	December 31,
	2015	2014
	(In thousands)
Capitalized internal-use software development costs	$132,997	$120,268
Less: Accumulated amortization	(90,380)	(80,470)
Capitalized software, net	$42,617	$39,798
Amortization expense is classified in each of the operating expense categories as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Cost of revenue	$4,801	$4,347	$9,599	$8,726
Sales and marketing	33	49	66	97
General and administrative	122	173	245	314
Total	$4,956	$4,569	$9,910	$9,137
6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2015	2014
	(In thousands)
Accrued legal settlement (Note 11)	$14,000	$—
Accrued employee compensation and related expenses	$11,747	$15,687
Other accrued expenses	11,116	11,287
Total accrued expenses and other current liabilities	$36,863	$26,974

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7. Income Tax
The Company recorded an income tax expense of $0.6 million and $0.7 million for the three and six months ended June 30, 2015 despite a pre-tax loss of $7.9 million and $17.1 million, respectively, for the primarily because the income tax benefit related to the U.S. pre-tax loss generated during the quarter was subject to a valuation allowance. The Company's effective tax rates for the three and six months ended June 30, 2014 of 30.2% and 27.3% differ from the U.S. federal statutory tax rate due primarily to state and foreign income taxes, other non-tax-deductible expenses and stock-based compensation expense, partially offset by research and development tax credits.
During the fourth quarter of 2014, the Company determined that it was more-likely-than-not that it would not realize its net deferred tax asset position and recorded a valuation allowance on its net deferred tax assets of $6.4 million. The assessment regarding whether a valuation allowance is required considers both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets are recoverable. In making this assessment, significant weight is given to evidence that can be objectively verified. In its evaluation, the Company considered its cumulative loss in recent years and its forecasted losses in the near-term as significant negative evidence. The Company determined that the negative evidence outweighed the positive evidence and a valuation allowance on its net deferred tax assets was established. At June 30, 2015, the Company continues to maintain a full valuation allowance on net deferred tax assets. The Company will continue to assess the realizability of its deferred tax assets going forward and will adjust the valuation allowance as needed.
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
Unrecognized tax benefits totaled $4.8 million and $4.7 million at June 30, 2015 and December 31, 2014, respectively. Management does not expect that the balance of unrecognized tax benefits will significantly increase or decrease over the next twelve months. If unrecognized tax benefits at June 30, 2015 are subsequently recognized, the Company's income tax expense would be reduced by $4.1 million ($0.5 million net of the impact of the Company’s valuation allowance), which would have a favorable impact on the effective tax rate.
8. Debt
Long-term debt consisted of the following:

	June 30,	December 31,
	2015	2014
	(In thousands)
Term Loan Credit Facility	$79,000	$79,400
Term Loan Credit Facility original issue discount	(587)	(667)
Other financing arrangements	37	106
Total debt	78,450	78,839
Less: current portion (Term Loan Credit Facility)	(800)	(800)
Less: current portion (Other financing arrangements)	(37)	(106)
Total long-term debt	$77,613	$77,933
Based on available market information, the estimated fair value of the Company’s long-term debt was $78.4 million and $78.7 million as of June 30, 2015 and December 31, 2014, respectively. These fair value measurements were determined using Level 2 observable inputs, as defined in Note 2. The estimated fair value of the Company’s other financing arrangements approximates the carrying value at each reporting period.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On February 24, 2014, the Company refinanced all of the outstanding indebtedness under its prior credit facility with the proceeds of its Term Loan Credit Facility. The Term Loan Credit Facility provides for an $80.0 million, 5-year term loan and bears interest at a base rate (as defined in the Term Loan Credit Facility) plus a margin of 5.25% per annum with a 2.00% floor for an effective interest rate of 7.25%. There is a $0.2 million principal payment due on the last day of each quarter, which commenced on June 30, 2014, with the balance due in a final installment on February 24, 2019.
On February 24, 2014, the Company also entered into a Revolving Credit Facility that provides for commitments of up to $15.0 million for general corporate purposes, working capital, certain investments, acquisitions and letters of credit. Loan drawings under the Revolving Credit Facility are subject to a further cap based on the Company’s borrowing base, which is equal to 85% of its eligible accounts receivable, minus customary reserves established by the Company’s lender. In addition, following the June 2014 amendment of this facility, up to 50% of the Company's eligible accounts receivable can be made up of account debtors of the Company based in certain European countries. Loans under the Revolving Credit Facility bear interest at the Eurodollar rate plus 2.50%. In addition, the Company pays a commitment fee in arrears on the first business day of each fiscal quarter of 0.50% on the average daily unused balance for the preceding quarter under the Revolving Credit Facility. The Revolving Credit Facility matures and the commitments thereunder terminate on the earlier of February 24, 2019 and the date that is six months prior to the maturity date of the Term Loan Credit Facility. Available borrowings under the Revolving Credit Facility are reduced by any outstanding letters of credits issued on behalf of the Company under this facility. As of June 30, 2015, the Company had $3.0 million in outstanding letters of credit issued under its Revolving Credit Facility.
Debt issuance costs of approximately $2.8 million related to the Term Loan Credit Facility and the Revolving Credit Facility (collectively, the "Credit Facilities") were deferred and are being amortized on a straight-line basis over the term of the loans. At June 30, 2015, unamortized debt issuance costs of $0.6 million and $1.5 million were recorded within "Other current assets" and "Other assets (non-current)," respectively, on the Consolidated Balance Sheet.
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
The Credit Facilities include covenants that restrict certain activities by the Company, as well as require the Company to comply with certain financial ratios such as a Consolidated Net Leverage Ratio and a springing Fixed Charge Coverage Ratio, as these terms are defined in the agreements governing the Credit Facilities. The agreements governing the Credit Facilities also contain other affirmative and negative covenants with which the Company is required to comply. The Term Loan Credit Facility requires partial prepayment of a portion of the principal outstanding in the event that the Company generates Consolidated Excess Cash Flow (as defined under the Term Loan Credit Facility) in excess of a certain threshold. This determination is to be made 90 days following the end of the preceding fiscal year, with any payment, if required 105 days following the end of the preceding fiscal year. The Company was in compliance with all applicable covenants set forth in the Credit Facilities as of June 30, 2015 and there was no required prepayment for the year ended December 31, 2014.
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
In February and June 2015, the Company granted 487,700 and 52,410 restricted stock units with market conditions, respectively, to its executive leadership team pursuant to the Company's 2010 Equity Incentive Plan. Vesting of these awards is based upon the achievement of specified stock performance and service thresholds. The Company performed a Monte-Carlo simulation to calculate the awards' grant date fair value of $3.5 million and $0.5 million, respectively, which will be recognized over the requisite service period. In June 2015, 94,000 of these restricted stock units with a grant date fair value of $0.8 million were forfeited as a result of changes to the Company's executive leadership team.
Stock-based compensation expense related to all of the Company’s stock awards is included in operating expense categories, as follows:

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Cost of revenue	$101	$94	$216	$272
Sales and marketing	485	464	1,050	828
General and administrative	2,035	1,598	3,916	3,076
Product development	359	412	682	721
Total	$2,980	$2,568	$5,864	$4,897
10. Net Loss per Share
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net loss (in thousands)	$(8,491)	$(5,673)	$(17,843)	$(11,052)
Denominator:
Weighted-average shares used to compute basic net loss per share	56,862,896	55,812,187	56,728,439	55,696,792
Effect of dilutive options, unvested shares of restricted stock awards and restricted stock units	—	—	—	—
Weighted-average shares used to compute diluted net loss per share	56,862,896	55,812,187	56,728,439	55,696,792
Net loss per share:
Basic	$(0.15)	$(0.10)	$(0.31)	$(0.20)
Diluted	$(0.15)	$(0.10)	$(0.31)	$(0.20)
The following outstanding options to purchase common stock, unvested shares of restricted stock awards and restricted stock units were excluded from the computation of diluted net loss per share for the periods presented as their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Options to purchase common stock	4,542,316	5,035,520	4,542,316	5,035,520
Unvested shares of restricted stock awards	521,553	519,047	521,553	519,047
Unvested shares of restricted stock units	2,455,276	1,672,032	2,455,276	1,672,032
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

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Legal Proceedings
The Company is not currently aware of any pending or threatened material claims, charges, disputes, litigation and regulatory inquiries and investigations except as follows:
Securities Class Action.  On December 5, 2011, the Company became aware of a purported class action lawsuit filed in the U.S. District Court for the Southern District of New York (the “SDNY” or the “Court”) against the Company and certain of its current and former executive officers (the “Securities Class Action”). The initial complaint (the “Wallace Complaint”) alleges that the defendants made false and misleading statements or omissions about the Company’s business prospects, financial condition and performance in violation of the Securities Exchange Act of 1934, as amended.  The plaintiff seeks unspecified compensatory damages for the purported class of purchasers of the Company’s common stock during the period from February 17, 2011 through November 10, 2011 (the “Allegation Period”). On December 27, 2011, a second purported class action complaint, which makes substantially the same claims as, and is related to, the Wallace Complaint, was filed in the SDNY against the Company and certain of its current and former executive officers seeking similar unspecified compensatory damages for the Allegation Period. On April 3, 2012, the Court consolidated the actions and appointed Plumbers and Pipefitters National Pension Fund as lead plaintiff, and also appointed lead counsel in the consolidated action (“Consolidated Class Action”).  On June 15, 2012, the lead plaintiff filed an amended complaint (“Consolidated Class Action Complaint”) that, in addition to the original allegations made in the Wallace Complaint, alleges that the Company, certain of its current and former officers and directors, and the underwriters in IntraLinks’ April 6, 2011 stock offering issued a registration statement and prospectus in connection with the offering that contained untrue statements of material fact or omitted material information required to be stated therein in violation of the Securities Act of 1933, as amended. The defendants filed motions to dismiss the action on July 31, 2012.  On May 8, 2013, the Court issued an opinion dismissing claims based on certain allegations in the complaint, but otherwise denied defendants’ motions to dismiss. On June 28, 2013, defendants filed their answers to the Consolidated Class Action Complaint. On February 18, 2014, lead plaintiff filed its motion for class certification. On September 30, 2014, the Court issued an opinion certifying a class of all persons who purchased IntraLinks stock between February 17, 2011 and November 11, 2011 and a subclass of persons who purchased IntraLinks stock pursuant or traceable to the Company’s April 6, 2011 offering. On October 14, 2014, the defendants filed a petition in the U.S. Court of Appeals for the Second Circuit for permission to appeal the September 30, 2014 opinion granting plaintiff’s motion for class certification. On December 30, 2014, the Second Circuit denied defendants’ petition. On March 12, 2015, the Court suspended the remaining deadlines in the current scheduling order pending mediation. On July 30, 2015, the Company and the other defendants entered into a stipulation and agreement of settlement (“Settlement”), which was filed with the Court on July 31, 2015. The Settlement provides for the resolution of all of the pending claims in the Securities Class Action, without any admission or concession of wrongdoing or liability by the Company or the other defendants. The Company and the other defendants continue to maintain that they have meritorious defenses to all claims alleged in the Securities Class Action. The Company and the other defendants agreed to the Settlement to avoid further expense, inconvenience, and the distraction and inherent risks of burdensome and protracted litigation. Pursuant to the Settlement, the defendants will pay $14.0 million (the “Settlement Amount”) for a full and complete release of all claims that were or could have been asserted against the Company or the other defendants in the Securities Class Action. As such, the Company recorded a liability of $14.0 million, which was included within "Accrued expenses and other liabilities" on the Consolidated Balance Sheet at June 30, 2015. The Company currently anticipates that the full Settlement Amount will be paid for and covered by the Company’s insurers pursuant to the applicable insurance policies and, as such, has also recorded a receivable of $14.0 million, which was included within "Other current assets" on the Consolidated Balance Sheet at June 30, 2015. On July 31, 2015, the Court issued an order preliminarily approving the Settlement and setting a date of November 12, 2015 for the final approval hearing. The Settlement is subject to final approval by the Court and certain other conditions.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Horbal Derivative Action.  On April 16, 2012, a shareholder derivative complaint (the “Horbal Action”) was filed in the Supreme Court of the State of New York in New York County (“New York State Court”) against the Company and certain of its current and former directors and officers. The complaint alleges that the defendants breached their fiduciary duties by causing the Company to issue materially false and misleading statements about the Company’s business operations and financial condition during the same Allegation Period alleged in the Consolidated Class Action Complaint.  On April 24, 2012, one of the director defendants removed the Horbal Action to the SDNY, and on May 22, 2012, the plaintiff moved to remand the case to New York State Court.  On March 11, 2013, the SDNY granted plaintiff’s motion to remand, and the case is currently pending in New York State Court. On June 6, 2013, the parties filed a stipulation with the New York State Court agreeing to stay all proceedings in the Horbal Action, including discovery, until ninety days after the SDNY issues a scheduling order in the Consolidated Class Action. On January 13, 2014, the parties filed a stipulation with the New York State Court agreeing to work together on a schedule for defendants’ time to answer, move against or otherwise respond to the complaint or an amended complaint.  On June 6, 2014, plaintiff filed an amended complaint that continues to assert the same claims against the same defendants. Defendants filed their motions to dismiss the amended complaint on July 14, 2014. On February 4, 2015, following oral argument, the New York State Court announced from the bench that it would grant defendants’ motions to dismiss. On February 19, 2015, the director defendants served plaintiff with a notice of entry of that dismissal, and on March 20, 2015, plaintiff filed a notice of appeal. We believe the claims in the Horbal Action are without merit and intend to defend this lawsuit vigorously.

Levine Shareholder Demand Letter/Complaint. The Company received a shareholder demand letter, dated May 16, 2013, demanding that the Company’s Board take action to remedy alleged breaches of fiduciary duty by current and former directors and officers of the Company. These alleged breaches are based on the same alleged misconduct in the complaints in the Horbal and Consolidated Class Actions. The letter specifically demands that the Company’s Board undertake an independent internal investigation into the alleged breaches and commence a civil action against each of the allegedly breaching current and former directors and officers. On June 26, 2013, the Company’s Board created a Demand Committee to conduct an investigation into the allegations in the letter. On December 13, 2013, the shareholder filed a derivative complaint (the “Levine Action”) in New York State Court against the Company and certain of its current and former directors and officers. The Levine Action alleges that since the Company’s Board has not responded substantively to the shareholder’s demand letter in over six months, this has resulted in an improper “functional refusal” of the demand. The Levine Action makes substantially the same claims as, and is related to, the Horbal and Consolidated Class Actions. It alleges, among other things, that the defendants breached their fiduciary duties by making materially false and misleading statements related to the strength of the Company’s business and customer satisfaction. On March 27, 2014, counsel for the Demand Committee sent a letter to shareholder’s counsel stating that after thorough investigation of the allegations in the demand letter, the Board concluded that taking any or all of the demanded actions would not serve the best interests of the Company and its shareholders, and voted unanimously to reject the demand. Pursuant to a stipulation filed on June 2, 2014, the defendants filed motions to dismiss the action on July 2, 2014. On February 4, 2015, following oral argument, the New York State Court announced from the bench that it would grant the defendants’ motions to dismiss, without prejudice. On May 20, 2015, Larry Levine filed a new derivative complaint (“Second Levine Action”) under a different docket number in New York State Court against the Company and certain of its current and former directors and officers. The Second Levine Action makes substantially the same claims as in the prior Levine Action, but adds allegations that the prior shareholder demand was wrongfully refused. Pursuant to a stipulation filed on June 2, 2015, the defendants filed motions to dismiss the action on June 26, 2015. Plaintiff filed his opposition on July 20, 2015 and defendants filed their replies on July 31, 2015. We believe the claims in the Levine Action are without merit and intend to defend this lawsuit vigorously.

Due to the state of the Horbal Action and the Second Levine Action and the nature of the potential claims, a range of loss cannot be determined at this time.

12. Subsequent Event
On July 30, 2015, Intralinks Holdings, Inc. entered into the Settlement related to the Securities Class Action, which was filed with the Court on July 31, 2015. For a more detailed discussion of the Settlement, see Note 11 - "Commitments and Contingencies".

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
Executive Overview
Intralinks is a leading, global technology provider of Software-as-a-Service, or SaaS, solutions for secure enterprise content collaboration within and among organizations. Our cloud-based solutions enable organizations to securely manage, control, track, search, exchange and collaborate on sensitive information inside and outside the firewall, all within a secure and easy-to-use environment. Our customers rely on our cost-effective solutions to manage large amounts of electronic information, accelerate information intensive business processes, reduce time to market, optimize critical information workflows, meet regulatory and risk management requirements and collaborate with business counterparties in a secure, auditable and compliant manner. We help our customers eliminate many of the inherent risks and inefficiencies of using email, fax, courier services and other existing solutions to collaborate and exchange information.
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
We deliver our solutions through redundant multi-customer SaaS systems and use primary instances of our software to serve all of our customers. We sell our solutions directly through a field team with industry-specific expertise, an inside sales team and indirectly through a customer referral network and channel partners. During the six months ended June 30, 2015, we generated $135.3 million in revenue, 40.9% of which was derived from sales across 95 countries outside of the United States.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Consolidated Statement of Operations Data:	(In thousands)
Revenue	$68,975	$63,557	$135,281	$122,798
Non-GAAP adjusted gross profit	$51,826	$48,613	$101,777	$93,019
Non-GAAP adjusted gross margin	75.1%	76.5%	75.2%	75.7%
Non-GAAP adjusted operating income	$1,593	$1,550	$4,063	$3,555
Non-GAAP adjusted net income	$644	$240	$459	$934
Non-GAAP adjusted EBITDA	$8,461	$7,632	$17,624	$15,789
Non-GAAP adjusted EBITDA margin	12.3%	12.0%	13.0%	12.9%
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$16,122	$14,025	$7,950	$10,887
Free cash flow	$7,666	$2,843	$(6,042)	$(6,658)
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

The table below provides reconciliations of U.S. GAAP financial measures to the non-GAAP financial measures discussed above:

	Three Months Ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Gross profit	$49,643	$46,474	$97,396	$88,713
Gross margin	72.0%	73.1%	72.0%	72.2%
Cost of revenue – amortization of intangible assets	2,082	2,045	4,165	4,034
Cost of revenue – stock-based compensation expense	101	94	216	272
Non-GAAP adjusted gross profit	$51,826	$48,613	$101,777	$93,019
Non-GAAP adjusted gross margin	75.1%	76.5%	75.2%	75.7%

Loss from operations	$(7,375)	$(6,963)	$(13,776)	$(13,156)
Amortization of intangible assets	5,988	5,945	11,975	11,814
Stock-based compensation expense	2,980	2,568	5,864	4,897
Non-GAAP adjusted operating income	$1,593	$1,550	$4,063	$3,555

Net loss before income tax	$(7,929)	$(8,127)	$(17,099)	$(15,205)
Amortization of intangible assets	5,988	5,945	11,975	11,814
Stock-based compensation expense	2,980	2,568	5,864	4,897
Non-GAAP adjusted net income before tax	1,039	386	740	1,506
Non-GAAP income tax expense	395	146	281	572
Non-GAAP adjusted net income	$644	$240	$459	$934

Net loss	$(8,491)	$(5,673)	$(17,843)	$(11,052)
Depreciation and amortization	6,868	6,082	13,561	12,234
Amortization of intangible assets	5,988	5,945	11,975	11,814
Stock-based compensation expense	2,980	2,568	5,864	4,897
Interest expense	1,069	1,005	2,199	1,965
Amortization of debt issuance costs	143	177	286	293
Other (income) expense, net	(658)	(18)	838	(209)
Income tax expense (benefit)	562	(2,454)	744	(4,153)
Non-GAAP adjusted EBITDA	$8,461	$7,632	$17,624	$15,789
Non-GAAP adjusted EBITDA margin	12.3%	12.0%	13.0%	12.9%

Net cash provided by operating activities	$16,122	$14,025	$7,950	$10,887
Capitalized software development costs	(6,109)	(8,163)	(11,212)	(13,102)
Capital expenditures	(2,347)	(3,019)	(2,780)	(4,443)
Free cash flow	$7,666	$2,843	$(6,042)	$(6,658)

Critical Accounting Policies and Estimates
The preparation of financial statements requires the application of appropriate accounting policies and the use of estimates. Our significant accounting policies are described in Note 2 - "Summary of Significant Accounting Policies" included in Part II, Item 8 - "Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 .
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
Results of Operations
The following table sets forth Consolidated Statements of Operations data as a percentage of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	28.0%	26.9%	28.0%	27.8%
Gross profit	72.0%	73.1%	72.0%	72.2%
Operating expenses:
Sales and marketing	46.7%	47.0%	46.0%	45.6%
General and administrative	27.0%	28.5%	27.2%	28.5%
Product development	9.0%	8.6%	9.1%	8.9%
Total operating expenses	82.7%	84.1%	82.2%	83.0%
Loss from operations	(10.7)%	(11.0)%	(10.2)%	(10.7)%
Interest expense	1.5%	1.6%	1.6%	1.6%
Amortization of debt issuance costs	0.2%	0.3%	0.2%	0.2%
Other expense (income), net	(1.0)%	—%	0.6%	(0.2)%
Net loss before income tax	(11.5)%	(12.8)%	(12.6)%	(12.4)%
Income tax expense (benefit)	0.8%	(3.9)%	0.5%	(3.4)%
Net loss	(12.3)%	(8.9)%	(13.2)%	(9.0)%

Comparison of the Three Months Ended June 30, 2015 and 2014
Revenue
Total revenue was $69.0 million for the three months ended June 30, 2015, up $5.4 million, or 8.5%, from $63.6 million for the three months ended June 30, 2014, primarily due to a $3.2 million, or 13.5% increase in Enterprise revenue and a $2.2 million, or 6.9%, increase in M&A revenue.

					% Revenue
	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended June 30,
	2015	2014			2015	2014
	(In thousands)
M&A	$34,734	$32,488	$2,246	6.9%	50.4%	51.1%
Enterprise	26,570	23,418	3,152	13.5%	38.5%	36.9%
DCM	7,671	7,651	20	0.3%	11.1%	12.0%
Total revenue	$68,975	$63,557	$5,418	8.5%	100%	100.0%
M&A — The results for the three months ended June 30, 2015 reflect an increase in M&A revenue of $2.2 million, or 6.9%, as compared to the three months ended June 30, 2014. The increase in M&A revenue largely resulted from a higher volume of strategic business transactions in the market.
Enterprise — The results for the three months ended June 30, 2015 reflect an increase in Enterprise revenue of $3.2 million, or 13.5%, as compared to the three months ended June 30, 2014. The increase in Enterprise revenue was primarily due to the growth in revenue generated from our Intralinks VIA offering.
DCM — DCM revenue for the three months ended June 30, 2015 remains largely unchanged as compared to the three months ended June 30, 2014.
Cost of Revenue and Gross Profit

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2015	2014
	(In thousands)
Cost of revenue	$19,332	$17,083	$2,249	13.2%
Gross profit	$49,643	$46,474	$3,169	6.8%
Gross margin	72.0%	73.1%	(1.1)%
Cost of revenue for the three months ended June 30, 2015 increased $2.2 million, or 13.2%, as compared to the three months ended June 30, 2014, driven by increases in employee compensation and related expenses of $0.9 million, primarily due to an increase in headcount, as well as amortization of capitalized software development costs of $0.5 million related to the continued development and enhancements of our service offerings. Gross margin decreased 1.1% due to the $5.4 million increase in revenue, primarily related to the growth in both Enterprise and M&A revenue, partially offset by an increase of $2.2 million in cost of revenue.

Operating Expenses
Total operating expenses for the three months ended June 30, 2015 increased by $3.6 million, or 6.7%, as compared to the three months ended June 30, 2014.

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2015	2014
	(In thousands)
Sales and marketing	$32,198	$29,872	$2,326	7.8%
General and administrative	18,605	18,105	500	2.8%
Product development	6,215	5,460	755	13.8%
Total operating expenses	$57,018	$53,437	$3,581	6.7%
Sales and Marketing — The results for the three months ended June 30, 2015 reflect an increase in sales and marketing expense of $2.3 million, or 7.8%, as compared to the three months ended June 30, 2014, driven primarily by increases in employee compensation and related expenses, including sales commissions, of $2.8 million and travel and entertainment expenses of $0.3 million, primarily due to increased headcount as well as increased sales. The increase was partially offset by a decrease in marketing expenses of $0.7 million.
General and Administrative — The results for the three months ended June 30, 2015 reflect an increase in general and administrative expense of $0.5 million, or 2.8%, as compared to the three months ended June 30, 2014, driven primarily by an increase in employee compensation and related expenses of $1.4 million, primarily related to increased headcount and an increase in stock-based compensation expense due to an increase in equity awards granted to key employees compared to the prior year. The increase was partially offset by a decrease of $1.1 million in consulting and contractor expenses primarily related to assistance with company-wide initiatives to support the growth of our business.
Product Development — The results for the three months ended June 30, 2015 reflect an increase in product development expense of $0.8 million, or 13.8%, as compared to the three months ended June 30, 2014, which was primarily due to a lesser percentage of development costs being capitalized in the second quarter of 2015 as compared to the prior year period.
Total product development costs are comprised of both capitalized software and product development expense.

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2015	2014
	(In thousands)
Capitalized software	$6,919	$7,524	$(605)	(8.0)%
Product development expense	6,215	5,460	755	13.8%
Total product development costs	$13,134	$12,984	$150	1.2%
The total product development costs for the three months ended June 30, 2015 remained largely unchanged as compared to the three months ended June 30, 2014.
Non-Operating Expenses

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2015	2014
	(In thousands)
Interest expense	$1,069	$1,005	$64	6.4%
Amortization of debt issuance costs	$143	$177	$(34)	(19.2)%
Other (income) expense, net	$(658)	$(18)	$(640)	3,555.6%
Interest Expense — Interest expense for the three months ended June 30, 2015 increased $0.1 million, or 6.4%, as compared to the three months ended June 30, 2014 primarily due to a decrease in capitalized interest of $0.1 million due to lower capitalized software development costs in the three months ended June 30, 2015.
Other Expense (Income), Net — Other expense (income), net primarily relates to foreign currency transaction losses (gains) and interest income. The net increase in other income of $0.6 million primarily resulted from the remeasurement of Euro and British pound sterling denominated accounts receivable held by entities where these currencies are not the functional currencies. This net increase was largely due to the weakening of the U.S. Dollar against the Euro and the British pound sterling for the three months ended June 30, 2015 and an increase in accounts receivable denominated in Euro and the British pound sterling.
Income Tax Expense (Benefit)

	Three Months Ended June 30,
	2015	2014
	(In thousands)
Income tax expense (benefit)	$562	$(2,454)
We recorded an income tax expense of $0.6 million despite a pre-tax loss of $7.9 million for the three months ended June 30, 2015 primarily because the income tax benefit related to the U.S. pre-tax loss generated during the quarter was subject to a valuation allowance. Our effective tax rate for the three months ended June 30, 2014 of 30.2% differs from the U.S. federal statutory tax rate due primarily to state and foreign income taxes, other non-tax-deductible expenses and stock-based compensation expense, partially offset by research and development tax credits.
We regularly assess whether a valuation allowance is required on our deferred tax assets by considering both positive and negative evidence related to the likelihood of the realization of our deferred tax assets. In our evaluation, we considered our cumulative loss in recent years and our forecasted losses in the near-term as significant negative evidence. We determined that the negative evidence outweighed the positive evidence and a valuation allowance of $6.4 million on our net deferred tax assets was established during the fourth quarter of 2014. At June 30, 2015, we continue to maintain a full valuation allowance on our net deferred tax assets. We will continue to assess the realizability of our deferred tax assets going forward and will adjust the valuation allowance as needed.

Comparison of the Six Months Ended June 30, 2015 and 2014
Revenue
Total revenue was $135.3 million for the six months ended June 30, 2015, up $12.5 million, or 10.2%, from $122.8 million for the six months ended June 30, 2014, primarily due to a $6.6 million, or 14.4% increase in Enterprise revenue and a $5.8 million, or 9.3%, increase in M&A revenue.

					% Revenue
	Six months ended June 30,		Increase (Decrease)	% Increase (Decrease)	Six months ended June 30,
	2015	2014			2015	2014
	(In thousands)
M&A	$67,933	$62,136	$5,797	9.3%	50.2%	50.6%
Enterprise	52,590	45,961	6,629	14.4%	38.9%	37.4%
DCM	14,758	14,701	57	0.4%	10.9%	12.0%
Total revenue	$135,281	$122,798	$12,483	10.2%	100%	100.0%
M&A — The results for the six months ended June 30, 2015 reflect an increase in M&A revenue of $5.8 million, or 9.3%, as compared to the six months ended June 30, 2014. The increase in M&A revenue largely resulted from a higher volume of strategic business transactions in the market.
Enterprise — The results for the six months ended June 30, 2015 reflect an increase in Enterprise revenue of $6.6 million, or 14.4%, as compared to the six months ended June 30, 2014. The increase in Enterprise revenue was primarily due to the growth in revenue generated from our Intralinks VIA offering.
DCM — DCM revenue for the six months ended June 30, 2015 remains largely unchanged as compared to the six months ended June 30, 2014.

Cost of Revenue and Gross Profit

	Six months ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2015	2014
	(In thousands)
Cost of revenue	$37,885	$34,085	$3,800	11.1%
Gross profit	$97,396	$88,713	$8,683	9.8%
Gross margin	72.0%	72.2%	(0.2)%
Cost of revenue for the six months ended June 30, 2015 increased $3.8 million, or 11.1%, as compared to the six months ended June 30, 2014, driven by increases in employee compensation and related expenses of $1.5 million, primarily due to an increase in headcount, amortization of capitalized software development costs of $0.9 million related to the continued development and enhancements of our service offerings and depreciation expense of $0.6 million. Gross margin decreased 0.2% due to the $12.5 million increase in revenue, primarily related to the growth in both Enterprise and M&A revenue, partially offset by an increase of $3.8 million in cost of revenue.
Operating Expenses
Total operating expenses for the six months ended June 30, 2015 increased by $9.3 million, or 9.1%, as compared to the six months ended June 30, 2014.

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2015	2014
	(In thousands)
Sales and marketing	$62,170	$55,991	$6,179	11.0%
General and administrative	36,754	34,953	1,801	5.2%
Product development	12,248	10,925	1,323	12.1%
Total operating expenses	$111,172	$101,869	$9,303	9.1%
Sales and Marketing — The results for the six months ended June 30, 2015 reflect an increase in sales and marketing expense of $6.2 million, or 11.0%, as compared to the six months ended June 30, 2014, driven primarily by increases in employee compensation and related expenses, including sales commissions, of $5.2 million and travel and entertainment expenses of $1.2 million, primarily due to increased headcount, as well as increased sales. The increase was partially offset by a decrease in marketing expenses of $0.6 million.
General and Administrative — The results for the six months ended June 30, 2015 reflect an increase in general and administrative expense of $1.8 million, or 5.2%, as compared to the six months ended June 30, 2014, driven primarily by an increase in employee compensation and related expenses of $2.8 million, primarily related to increased headcount and an increase in stock-based compensation expense due to an increase in equity awards granted to key employees compared to the prior year. The increase was partially offset by a decrease of $1.0 million in consulting and contractor expenses primarily related to assistance with company-wide initiatives to support the growth of our business.
Product Development — The results for the six months ended June 30, 2015 reflect an increase in product development expense of $1.3 million, or 12.1%, as compared to the six months ended June 30, 2014, which was primarily due to an increase in employee compensation and related expenses of $1.0 million, largely related to an increase in headcount. The increase was also partially due to a lesser percentage of development costs being capitalized in the first half of 2015 as compared to the prior year period.
Total product development costs are comprised of both capitalized software and product development expense.

	Six months ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2015	2014
	(In thousands)
Capitalized software	$12,729	$13,054	$(325)	(2.5)%
Product development expense	12,248	10,925	1,323	12.1%
Total product development costs	$24,977	$23,979	$998	4.2%
The increase in total product development costs of $1.0 million, or 4.2%, was largely due to an increase in consulting fees related to the continued development of our Intralinks platform.

Non-Operating Expenses

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2015	2014
	(In thousands)
Interest expense	$2,199	$1,965	$234	11.9%
Amortization of debt issuance costs	$286	$293	$(7)	(2.4)%
Other expense (income), net	$838	$(209)	$1,047	(501.0)%
Interest Expense — Interest expense for the six months ended June 30, 2015 increased $0.2 million, or 11.9%, as compared to the six months ended June 30, 2014 primarily due to a higher interest rate and higher average debt outstanding following the refinancing of our prior credit facility in February 2014.
Other Expense (Income), Net — Other expense (income), net primarily relates to foreign currency transaction losses (gains) and interest income. The net increase in other expense of $1.0 million primarily resulted from the remeasurement of Euro denominated accounts receivables held by entities where the Euro is not the functional currency. This net increase was largely due to the strengthening of the U.S. Dollar against the Euro for the six months ended June 30, 2015 and an increase in accounts receivable denominated in Euro.
Tax Expense (Benefit)

	Six months ended June 30,
	2015	2014
	(In thousands)
Income tax expense (benefit)	$744	$(4,153)
We recorded an income tax expense of $0.7 million despite a pre-tax loss of $17.1 million for the six months ended June 30, 2015 primarily because the income tax benefit related to the U.S. pre-tax loss generated during the quarter was subject to a valuation allowance. Our effective tax rate for the six months ended June 30, 2014 of 27.3% differs from the U.S. federal statutory tax rate due primarily to state and foreign income taxes, other non-tax-deductible expenses and stock-based compensation expense, partially offset by research and development tax credits.
We regularly assess whether a valuation allowance is required on our deferred tax assets by considering both positive and negative evidence related to the likelihood of the realization of our deferred tax assets. In our evaluation, we considered our cumulative loss in recent years and our forecasted losses in the near-term as significant negative evidence. We determined that the negative evidence outweighed the positive evidence and a valuation allowance of $6.4 million on our net deferred tax assets was established during the fourth quarter of 2014. At June 30, 2015, we continue to maintain a full valuation allowance on our net deferred tax assets. We will continue to assess the realizability of our deferred tax assets going forward and will adjust the valuation allowance as needed.

Financial Position, Liquidity and Capital Resources
Cash Flows

	June 30,
	2015	2014
	(In thousands)
Cash and cash equivalents	$38,044	$37,581

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Net cash provided by operating activities	$7,950	$10,887
Net cash used in investing activities	(9,442)	(25,609)
Net cash (used in) provided by financing activities	(671)	1,226
Effect of foreign exchange rate changes on cash and cash equivalents	(475)	537
Net decrease in cash and cash equivalents	$(2,638)	$(12,959)
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2015 was $8.0 million as a result of $15.2 million in cash generated from results of operations after adjusting for non-cash items, partially offset by a net decrease in our operating assets and liabilities of $7.3 million. The net decrease in operating assets and liabilities consisted primarily of an increase of $7.6 million in accounts receivable, primarily related to the timing of cash collections and a decrease of $3.5 million in accrued expenses and other liabilities, primarily related to payment of bonus and commissions related to 2014, partially offset by an increase of $2.2 million in deferred revenue. Additionally, net cash provided by operating activities during the six months ended June 30, 2015 consisted of a net loss of $17.8 million, plus adjustments for non-cash items of $33.1 million including (a) depreciation and amortization of $13.6 million, (b) amortization of intangible assets of $12.0 million and (c) stock-based compensation expense of $5.9 million.
Net cash provided by operating activities during the six months ended June 30, 2014 was $10.9 million, as a result of $13.6 million in cash generated from results of operations after adjusting for non-cash items, partially offset by a net decrease in our operating assets and liabilities of $2.7 million. The net decrease in operating assets and liabilities consisted primarily of: (i) an increase of $4.0 million in accounts receivable related, in part, to increased billings and (ii) a decrease of $2.0 million in accrued expenses and other liabilities primarily related to payment of bonus and commissions related to 2013, partially offset by (iii) an increase of $1.4 million in accounts payable due to the timing of payments and (iv) an increase of $1.2 million in deferred revenue. Additionally, net cash provided by operating activities during the six months ended June 30, 2014 consisted of a net loss of $11.1 million plus adjustments for non-cash items of $24.6 million including (a) depreciation and amortization of $12.2 million, (b) amortization of intangible assets of $11.8 million and (c) stock-based compensation expense of $4.9 million, partially offset by (d) a deferred tax benefit of $6.3 million.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2015 and 2014 was $9.4 million and $25.6 million, respectively. During the six months ended June 30, 2015 and 2014, net maturities of investments were $5.6 million and net purchases of investments were $0.4 million, respectively, and primarily consisted of corporate securities. During the six months ended June 30, 2014, we used $8.8 million in cash, net of cash acquired of $0.2 million, to acquire all of the outstanding shares of docTrackr. During the six months ended June 30, 2015 and 2014, we purchased minority interests in privately held companies for $1.0 million and $1.5 million, respectively, which are accounted for under the cost method. Cash used in investing activities related to capital expenditures for infrastructure during the six months ended June 30, 2015 and 2014 was $2.8 million and $4.4 million, respectively.
Investments in capitalized software development costs for the six months ended June 30, 2015 and 2014 were $11.2 million and $13.1 million, respectively.
Additionally, during the six months ended June 30, 2014, $2.4 million in cash that was restricted in 2013 was returned to us.

Financing Activities
Net cash used in financing activities for the six months ended June 30, 2015 was $0.7 million, which reflects a $0.5 million payment of a holdback related to the acquisition of docTrackr, recorded in "Other" financing activities, $0.4 million of debt repayments, $0.2 million of repayments of outstanding financing arrangements partially offset by $0.4 million related to the exercise of stock options and issuance of common stock.
Net cash provided by financing activities for the six months ended June 30, 2014 of $1.2 million includes $79.2 million in proceeds from our Term Loan Credit Facility entered into in February 2014 of which $74.9 million was used to pay off all the outstanding indebtedness under our prior credit facility and $2.7 million was used to pay debt issuance costs related to the Term Loan Credit Facility and the Revolving Credit Facility entered into in February 2014. The Term Loan Credit Facility and the Revolving Credit Facility are referred to herein as our Credit Facilities.
Cash paid for interest, net of capitalized interest during the six months ended June 30, 2015 and 2014 was $2.1 million and $1.3 million, respectively.
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
The Term Loan Credit Facility requires us to comply with a Consolidated Net Leverage Ratio (as defined under the Term Loan Credit Facility). The Consolidated Net Leverage Ratio must be less than or equal to 3.00 to 1.00 as of the last day of each fiscal quarter ending thereafter through the maturity date. For purposes of testing our Consolidated Net Leverage Ratio, we are permitted to net from our outstanding total indebtedness up to $20.0 million of our cash and cash equivalents. The Term Loan Credit Facility requires partial prepayment of a portion of the principal outstanding in the event that we generate Consolidated Excess Cash Flow (as defined under the Term Loan Credit Facility) in excess of a certain threshold. This determination is to be made 90 days following the end of the preceding fiscal year, with any payment, if required, 105 days following the end of the preceding fiscal year.
The Revolving Credit Facility includes a springing Fixed Charge Coverage Ratio (as defined in the Revolving Credit Facility), which we must comply with any time our cash and cash equivalents held in deposit or securities accounts subject to a lien in favor of our revolving loan lenders falls below $10.0 million or if an Event of Default (as defined in the Revolving Credit Facility) occurs, in either case, a "Fixed Charge Coverage Trigger Event." The Fixed Charge Coverage Ratio is tested as of the last day of the fiscal quarter preceding the Fixed Charge Coverage Trigger Event and as of the last day of each subsequent fiscal quarter during the Fixed Charge Coverage Compliance Period (as defined in the Revolving Credit Facility). In the event a Fixed Charge Coverage Trigger Event occurs, the Fixed Charge Coverage Ratio must be greater than or equal to 1.10 to 1 as of the last day of each fiscal quarter through the maturity date.
We were in compliance with all applicable financial and non-financial covenants set forth in the Credit Facilities as of June 30, 2015 and there was no required prepayment for the year ended December 31, 2014. The agreements governing our Credit Facilities also contain customary events of default, including, but not limited to, uncured cross-defaults among these agreements. Although we currently expect to remain in compliance with these existing covenants, any breach of these covenants or a change in control could result in a default and subsequent cross-defaults, under our credit agreements, which could cause all of the outstanding indebtedness to become immediately due and payable and terminate all commitments from our lenders to extend further credit.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash, cash equivalents and investments (current and non-current), as well as cash flows we generate from operations. At June 30, 2015, we had $38.0 million in cash and cash equivalents, $17.6 million in current investments, $1.1 million in non-current investments and $53.8 million in accounts receivable, net of allowance for doubtful accounts and credit reserve. We have a $15.0 million Revolving Credit Facility, which expires on February 24, 2019, and is available as an additional source of financing. At June 30, 2015, we had $3.0 million in outstanding letters of credit under our Revolving Credit Facility.

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
Our corporate credit ratings and rating agency outlooks as of June 30, 2015 are summarized in the table below.

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
Contractual Obligations and Commitments
At June 30, 2015, there have been no material changes to our contractual obligations, commitments and off-balance sheet arrangements since the disclosure included in Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At June 30, 2015, there have been no material changes to our exposure to market risk since the disclosure included in Part II, Item 7A - "Quantitative and Qualitative Disclosures about Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
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
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5: OTHER INFORMATION
None.

ITEM 6: EXHIBITS
(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
3.1	Amended and Restated By-laws of Intralinks Holdings, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 6, 2015).
10.1
Employment Agreement, dated as of June 30, 2015, by and between Intralinks Holdings, Inc. and Christopher J. Lafond (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2015).

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

* Filed herewith.
+ Attached as Exhibits 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

INTRALINKS HOLDINGS, INC.
By: /s/ Ronald W. Hovsepian
Date: August 6, 2015	Ronald W. Hovsepian President and Chief Executive Officer

By: /s/ Christopher J. Lafond
Date: August 6, 2015	Christopher J. Lafond Chief Financial Officer