Form 10-Q
period 2015-09-30
IntraLinks Holdings, Inc.
filed 2015-11-04
CIK 1488075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding at October 30, 2015
Common Stock, par value $0.001 per share	58,269,990

INTRALINKS HOLDINGS, INC
QUARTERLY REPORT ON FORM 10-Q
For the quarter ended September 30, 2015

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

PART I - FINANCIAL INFORMATION
ITEM 1: Financial Statements
INTRALINKS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$39,435	$40,682
Investments	17,481	11,825
Accounts receivable, net of allowances of $4,582 and $3,158, respectively	52,165	47,338
Deferred taxes	6,059	9,578
Prepaid expenses	7,455	6,602
Other current assets	4,217	3,626
Total current assets	126,812	119,651
Investments	—	12,630
Fixed assets, net	20,863	16,245
Capitalized software, net	44,269	39,798
Goodwill	224,383	224,383
Other intangibles, net	44,094	62,055
Other assets	7,900	6,676
Total assets	$468,321	$481,438
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts Payable	$13,014	$10,624
Current portion of long-term debt	800	906
Deferred revenue	52,525	49,193
Accrued expenses and other current liabilities	27,997	26,974
Total current liabilities	94,336	87,697
Long-term debt	77,453	77,933
Deferred taxes	6,059	9,578
Other long-term liabilities	4,882	5,291
Commitments and contingencies
Stockholders' equity:
Undesignated Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common Stock, $0.001 par value; 300,000,000 shares authorized; 58,257,919 and 57,084,340 shares issued and outstanding, respectively	58	57
Additional paid-in capital	453,205	441,596
Accumulated deficit	(163,614)	(139,210)
Accumulated other comprehensive loss	(4,058)	(1,504)
Total stockholders' equity	285,591	300,939
Total liabilities and stockholders' equity	$468,321	$481,438
 The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue	$69,588	$65,605	$204,869	$188,403
Cost of revenue	19,304	17,082	57,189	51,167
Gross profit	50,284	48,523	147,680	137,236
Operating expenses:
Sales and marketing	29,496	29,366	91,666	85,357
General and administrative	18,652	17,930	55,406	52,883
Product development	6,859	5,150	19,107	16,075
Total operating expenses	55,007	52,446	166,179	154,315
Loss from operations	(4,723)	(3,923)	(18,499)	(17,079)
Interest expense	1,124	1,126	3,323	3,091
Amortization of debt issuance costs	143	143	429	436
Other expense, net	151	995	989	786
Net loss before income tax	(6,141)	(6,187)	(23,240)	(21,392)
Income tax expense (benefit)	420	(1,836)	1,164	(5,989)
Net loss	$(6,561)	$(4,351)	$(24,404)	$(15,403)
Net loss per common share:
Basic	$(0.11)	$(0.08)	$(0.43)	$(0.28)
Diluted	$(0.11)	$(0.08)	$(0.43)	$(0.28)
Weighted average number of shares:
Basic	57,446,774	56,001,583	56,970,515	55,799,506
Diluted	57,446,774	56,001,583	56,970,515	55,799,506

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net loss	$(6,561)	$(4,351)	$(24,404)	$(15,403)
Change in foreign currency translation adjustment, net of tax	(1,542)	(667)	(2,554)	(195)
Total other comprehensive loss, net of tax	(1,542)	(667)	(2,554)	(195)
Comprehensive loss	$(8,103)	$(5,018)	$(26,958)	$(15,598)

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine months ended September 30,
	2015	2014
Net loss	$(24,404)	$(15,403)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,222	18,779
Amortization of intangible assets	17,961	17,803
Stock-based compensation expense	8,932	7,684
Deferred income tax benefit	—	(9,100)
Other, net	3,192	3,206
Changes in operating assets and liabilities:
Accounts receivable	(7,419)	(12,070)
Prepaid expenses and other assets	(2,510)	(1,814)
Accounts payable	2,254	914
Accrued expenses and other liabilities	349	(929)
Deferred revenue	3,577	4,522
Net cash provided by operating activities	22,154	13,592
Cash flows from investing activities:
Capitalized software development costs	(18,594)	(19,652)
Capital expenditures	(10,589)	(7,041)
Purchases of investments	—	(27,062)
Maturities of investments	6,750	29,179
Purchases of cost method investments	(1,000)	(3,499)
Acquisitions, net of cash acquired	—	(8,632)
Restricted cash	—	2,443
Net cash used in investing activities	(23,433)	(34,264)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	79,200
Payments on long-term debt	(600)	(75,298)
Payments of outstanding financing arrangements	(228)	(300)
Debt issuance costs	—	(2,829)
Exercise of stock options and issuance of common stock, net of withholding taxes	2,677	474
Other	(562)	(188)
Net cash provided by financing activities	1,287	1,059
Effect of foreign exchange rate changes on cash and cash equivalents	(1,255)	(44)
Net decrease in cash and cash equivalents	(1,247)	(19,657)
Cash and cash equivalents at beginning of period	40,682	50,540
Cash and cash equivalents at end of period	$39,435	$30,883

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Intralinks Holdings, Inc. and Summary of Significant Accounting Policies
Intralinks Holdings, Inc. is a leading global technology provider of Software-as-a-Service solutions for secure enterprise content collaboration within and among organizations. Its cloud-based solutions enable organizations to securely manage, control, track, search and exchange sensitive information, inside and outside of the firewall, all within a secure and easy-to-use environment.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue. ASU 2014-09 supersedes current revenue recognition guidance and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this update deferred the effective date of implementation of ASU 2014-09 by one year and is now effective for annual and interim reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of this standard on its Consolidated Financial Statements.
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

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), which requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the related liability rather than as an asset. ASU 2015-03 is effective for annual and interim reporting periods beginning after December 15, 2015. In August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are outstanding borrowings on the line-of-credit. ASU 2015-03 will be applied on a retrospective basis and will not have a material impact on the Company's Consolidated Financial Statements.
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
2. Investments and Fair Value Measurements
The Company has classified its investments in corporate securities as held-to-maturity and as such, has recorded them at amortized cost. Interest earned on these debt securities is included in “Other expense, net” within the Consolidated Statements of Operations. The gross unrealized holding gains and losses for the three and nine months ended September 30, 2015 and 2014 were not material.
The following tables summarize these investments:

			September 30, 2015
Security Type	Remaining Maturity	Consolidated Balance Sheet Classification	Amortized Cost
			(In thousands)
Corporate Securities	1 to 294 Days	Investments (current)	$17,481

			December 31, 2014
Security Type	Remaining Maturity	Consolidated Balance Sheet Classification	Amortized Cost
			(In thousands)
Corporate Securities	9 to 349 Days	Investments (current)	$11,825
Corporate Securities	380 to 567 Days	Investments (non-current)	12,630
Total			$24,455
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

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	September 30, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Asset:
Money market funds as cash equivalents	$12,056	$12,056	$—	$—

	December 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Asset:
Money market funds as cash equivalents	$13,851	$13,851	$—	$—
The Company's non-financial assets, which include goodwill, intangible assets, fixed assets, capitalized software and cost method investments, are adjusted to fair value only when an impairment charge is recognized. These fair value measurements are based predominantly on Level 3 inputs.
At September 30, 2015 and December 31, 2014, the carrying values of the Company's investments accounted for under the cost method totaled $4.5 million and $3.5 million, respectively, and are included in "Other assets" on the Company's Consolidated Balance Sheets.
3. Goodwill and Other Intangibles
At September 30, 2015 and December 31, 2014, the Company had $224.4 million of goodwill.
At September 30, 2015, other intangibles consisted of the following:

	Definite–Lived Intangible Assets
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Customer relationships	$141,973	$(117,592)	$24,381
Developed technology	134,542	(119,551)	14,991
Trade name	14,629	(10,111)	4,518
Non-compete agreements	1,337	(1,133)	204
Total	$292,481	$(248,387)	$44,094
At December 31, 2014, other intangibles consisted of the following:

	Definite–Lived Intangible Assets
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Customer relationships	$141,973	$(106,944)	$35,029
Developed technology	134,542	(113,303)	21,239
Trade name	14,629	(9,198)	5,431
Non-compete agreements	1,337	(981)	356
Total	$292,481	$(230,426)	$62,055

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Intangible amortization expense is classified in each of the operating expense categories as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Cost of revenue	$2,083	$2,089	$6,248	$6,123
Sales and marketing	3,549	3,544	10,648	10,645
General and administrative	354	356	1,065	1,035
Total	$5,986	$5,989	$17,961	$17,803
At September 30, 2015, amortization expense on an annual basis for the succeeding five years and thereafter is estimated to be as follows:

Amount
(In thousands)
2015 remaining	$5,988
2016	23,866
2017	11,799
2018	1,629
2019	716
Thereafter	96
Total	$44,094
4. Fixed Assets
Fixed assets consisted of the following:

	September 30,	December 31,
	2015	2014
	(In thousands)
Computer equipment and software	$36,644	$29,029
Furniture, fixtures and office equipment	3,063	3,683
Leasehold improvements	6,243	6,948
Total fixed assets	45,950	39,660
Less: Accumulated depreciation and amortization	(25,087)	(23,415)
Fixed assets, net	$20,863	$16,245
Depreciation expense is classified in each of the operating expense categories as follows:

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Cost of revenue	$1,181	$870	$3,416	$2,530
Sales and marketing	304	281	918	816
General and administrative	245	195	750	706
Product development	133	176	430	567
Total	$1,863	$1,522	$5,514	$4,619
5. Capitalized Software
Capitalized software consisted of the following:

	September 30,	December 31,
	2015	2014
	(In thousands)
Capitalized internal-use software development costs	$139,447	$120,268
Less: Accumulated amortization	(95,178)	(80,470)
Capitalized software, net	$44,269	$39,798
Amortization expense is classified in each of the operating expense categories as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Cost of revenue	$4,625	$4,369	$14,224	$13,095
Sales and marketing	51	120	117	217
General and administrative	122	534	367	848
Total	$4,798	$5,023	$14,708	$14,160
6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2015	2014
	(In thousands)
Accrued employee compensation and related expenses	$14,148	$15,687
Other accrued expenses	13,849	11,287
Total accrued expenses and other current liabilities	$27,997	$26,974

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7. Income Tax
The Company recorded an income tax expense of $0.4 million and $1.2 million for the three and nine months ended September 30, 2015, respectively, despite a pre-tax loss of $6.1 million and $23.2 million, respectively, primarily because the income tax benefit related to the U.S. pre-tax loss generated during the quarter was subject to a valuation allowance. The Company's effective tax rates for the three and nine months ended September 30, 2014 of 29.7% and 28.0%, respectively, differ from the U.S. federal statutory tax rate due primarily to state and foreign income taxes, other non-tax-deductible expenses and stock-based compensation expense, partially offset by research and development tax credits.
During the fourth quarter of 2014, the Company determined that it was more-likely-than-not that it would not realize its net deferred tax asset position and recorded a valuation allowance on its net deferred tax assets of $6.4 million. The assessment regarding whether a valuation allowance is required considers both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets are recoverable. In making this assessment, significant weight is given to evidence that can be objectively verified. In its evaluation, the Company considered its cumulative loss in recent years and its forecasted losses in the near-term as significant negative evidence. The Company determined that the negative evidence outweighed the positive evidence and a valuation allowance on its net deferred tax assets was established. At September 30, 2015, the Company continues to maintain a full valuation allowance on net deferred tax assets. The Company will continue to assess the realizability of its deferred tax assets going forward and will adjust the valuation allowance as needed.
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
Unrecognized tax benefits totaled $5.1 million and $4.7 million at September 30, 2015 and December 31, 2014, respectively. Management does not expect that the balance of unrecognized tax benefits will significantly increase or decrease over the next twelve months. If unrecognized tax benefits at September 30, 2015 are subsequently recognized, the Company's income tax expense would be reduced by $4.3 million ($0.6 million net of the impact of the Company’s valuation allowance), which would have a favorable impact on the effective tax rate.
8. Debt
Long-term debt consisted of the following:

	September 30,	December 31,
	2015	2014
	(In thousands)
Term Loan Credit Facility	$78,800	$79,400
Term Loan Credit Facility original issue discount	(547)	(667)
Other financing arrangements	—	106
Total debt	78,253	78,839
Less: current portion (Term Loan Credit Facility)	(800)	(800)
Less: current portion (Other financing arrangements)	—	(106)
Total long-term debt	$77,453	$77,933
Based on available market information, the estimated fair value of the Company’s long-term debt was $77.5 million and $78.7 million as of September 30, 2015 and December 31, 2014, respectively. These fair value measurements were determined using Level 2 observable inputs, as defined in Note 2. The estimated fair value of the Company’s other financing arrangements approximates the carrying value at each reporting period.

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
On February 24, 2014, the Company also entered into a Revolving Credit Facility that provides for commitments of up to $15.0 million for general corporate purposes, working capital, certain investments, acquisitions and letters of credit. Loan drawings under the Revolving Credit Facility are subject to a further cap based on the Company’s borrowing base, which is equal to 85% of its eligible accounts receivable, minus customary reserves established by the Company’s lender. In addition, following the June 2014 amendment of this facility, up to 50% of the Company's eligible accounts receivable can be made up of account debtors of the Company based in certain European countries. Loans under the Revolving Credit Facility bear interest at the Eurodollar rate plus 2.50%. Further, following the November 2015 amendment of this facility, the Company may request letters of credit from the lender in certain currencies other than the U.S. Dollar, with all amounts payable under the Revolving Credit Facility, including principal, interest, reimbursement obligations and fees, remaining payable in U.S. Dollars. Under the Revolving Credit Facility, the Company pays a commitment fee in arrears on the first business day of each fiscal quarter of 0.50% on the average daily unused balance for the preceding quarter under this facility. The Revolving Credit Facility matures and the commitments thereunder terminate on the earlier of February 24, 2019 and the date that is six months prior to the maturity date of the Term Loan Credit Facility. Available borrowings under the Revolving Credit Facility are reduced by any outstanding letters of credits issued on behalf of the Company under this facility. As of September 30, 2015, the Company had $2.9 million in outstanding letters of credit issued under its Revolving Credit Facility.
Debt issuance costs of approximately $2.8 million related to the Term Loan Credit Facility and the Revolving Credit Facility (collectively, the "Credit Facilities") were deferred and are being amortized on a straight-line basis over the term of the loans. At September 30, 2015, unamortized debt issuance costs of $0.6 million and $1.4 million were recorded within "Other current assets" and "Other assets (non-current)," respectively, on the Consolidated Balance Sheet.
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
The Credit Facilities include covenants that restrict certain activities by the Company, as well as require the Company to comply with certain financial ratios such as a Consolidated Net Leverage Ratio and a springing Fixed Charge Coverage Ratio, as these terms are defined in the agreements governing the Credit Facilities. The agreements governing the Credit Facilities also contain other affirmative and negative covenants with which the Company is required to comply. The Term Loan Credit Facility requires partial prepayment of a portion of the principal outstanding in the event that the Company generates Consolidated Excess Cash Flow (as defined under the Term Loan Credit Facility) in excess of a certain threshold. This determination is to be made 90 days following the end of the preceding fiscal year, with any payment, if required 105 days following the end of the preceding fiscal year. The Company was in compliance with all applicable covenants set forth in the Credit Facilities as of September 30, 2015 and there was no required prepayment for the year ended December 31, 2014.
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
During 2015, the Company granted 582,026 restricted stock units with market conditions pursuant to the Company's 2010 Equity Incentive Plan. Vesting of these awards is based upon the achievement of specified stock performance and service thresholds. The Company performed a Monte-Carlo simulation to calculate the awards' grant date fair values of $4.3 million, which will be recognized over the requisite service periods. In June 2015, 94,000 of these restricted stock units, which had a grant date fair value of $0.8 million, were forfeited as a result of changes to the Company's executive leadership team.
Stock-based compensation expense related to all of the Company’s stock awards is included in operating expense categories, as follows:

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Cost of revenue	$142	$151	$358	$423
Sales and marketing	487	549	1,537	1,377
General and administrative	2,086	1,703	6,002	4,779
Product development	353	384	1,035	1,105
Total	$3,068	$2,787	$8,932	$7,684
10. Net Loss per Share
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net loss (in thousands)	$(6,561)	$(4,351)	$(24,404)	$(15,403)
Denominator:
Weighted-average shares used to compute basic net loss per share	57,446,774	56,001,583	56,970,515	55,799,506
Effect of dilutive options, unvested shares of restricted stock awards and unvested restricted stock units	—	—	—	—
Weighted-average shares used to compute diluted net loss per share	57,446,774	56,001,583	56,970,515	55,799,506
Net loss per share:
Basic	$(0.11)	$(0.08)	$(0.43)	$(0.28)
Diluted	$(0.11)	$(0.08)	$(0.43)	$(0.28)
The following outstanding options to purchase common stock, unvested shares of restricted stock awards and unvested restricted stock units were excluded from the computation of diluted net loss per share for the periods presented as their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Options to purchase common stock	4,170,107	4,981,517	4,170,107	4,981,517
Unvested shares of restricted stock awards	562,055	586,205	562,055	586,205
Unvested shares of restricted stock units	2,143,793	1,850,244	2,143,793	1,850,244
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
Legal Proceedings
The Company is not currently aware of any pending or threatened material claims, charges, disputes, litigation and regulatory inquiries and investigations except as follows:
Securities Class Action.  On December 5, 2011, the Company became aware of a purported class action lawsuit filed in the U.S. District Court for the Southern District of New York (the “SDNY” or the “Court”) against the Company and certain of its current and former executive officers (the “Securities Class Action”). The initial complaint (the “Wallace Complaint”) alleges that the defendants made false and misleading statements or omissions about the Company’s business prospects, financial condition and performance in violation of the Securities Exchange Act of 1934, as amended.  The plaintiff seeks unspecified compensatory damages for the purported class of purchasers of the Company’s common stock during the period from February 17, 2011 through November 10, 2011 (the “Allegation Period”). On December 27, 2011, a second purported class action complaint, which makes substantially the same claims as, and is related to, the Wallace Complaint, was filed in the SDNY against the Company and certain of its current and former executive officers seeking similar unspecified compensatory damages for the Allegation Period. On April 3, 2012, the Court consolidated the actions and appointed Plumbers and Pipefitters National Pension Fund as lead plaintiff, and also appointed lead counsel in the consolidated action (“Consolidated Class Action”).  On June 15, 2012, the lead plaintiff filed an amended complaint (“Consolidated Class Action Complaint”) that, in addition to the original allegations made in the Wallace Complaint, alleges that the Company, certain of its current and former officers and directors, and the underwriters in IntraLinks’ April 6, 2011 stock offering issued a registration statement and prospectus in connection with the offering that contained untrue statements of material fact or omitted material information required to be stated therein in violation of the Securities Act of 1933, as amended. The defendants filed motions to dismiss the action on July 31, 2012.  On May 8, 2013, the Court issued an opinion dismissing claims based on certain allegations in the complaint, but otherwise denied defendants’ motions to dismiss. On June 28, 2013, defendants filed their answers to the Consolidated Class Action Complaint. On February 18, 2014, lead plaintiff filed its motion for class certification. On September 30, 2014, the Court issued an opinion certifying a class of all persons who purchased IntraLinks stock between February 17, 2011 and November 11, 2011 and a subclass of persons who purchased IntraLinks stock pursuant or traceable to the Company’s April 6, 2011 offering. On October 14, 2014, the defendants filed a petition in the U.S. Court of Appeals for the Second Circuit for permission to appeal the September 30, 2014 opinion granting plaintiff’s motion for class certification. On December 30, 2014, the Second Circuit denied defendants’ petition. On March 12, 2015, the Court suspended the remaining deadlines in the current scheduling order pending mediation. On July 30, 2015, the Company and the other defendants entered into a stipulation and agreement of settlement (“Settlement”), which was filed with the Court on July 31, 2015. The Settlement provides for the resolution of all of the pending claims in the Securities Class Action, without any admission or concession of wrongdoing or liability by the Company or the other defendants. The Company and the other defendants continue to maintain that they have meritorious defenses to all claims alleged in the Securities Class Action. The Company and the other defendants agreed to the Settlement to avoid further expense, inconvenience, and the distraction and inherent risks of burdensome and protracted litigation. Pursuant to the Settlement, the defendants agreed to pay $14.0 million (the “Settlement Amount”) for a full and complete release of all claims that were or could have been asserted against the Company or the other defendants in the Securities Class Action. On July 31, 2015, the Court issued an order preliminarily approving the Settlement and setting a date of November 12, 2015 for the final approval hearing. The Settlement is subject to final approval by the Court and certain other conditions. The full Settlement Amount was paid for and covered by the Company’s insurers pursuant to the applicable insurance policies. As of September 30, 2015, the Company's insurers had funded $13.9 million into the escrow account and as such, the Company had a liability of $0.1 million, which was included within "Accrued expenses and other liabilities" and a receivable of $0.1 million, which was included within "Other current assets" on the Consolidated Balance Sheet at September 30, 2015. As of October 30, 2015, the Company's insurers had fully funded the Settlement Amount into the escrow account.

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

Levine Shareholder Demand Letter/Complaint. The Company received a shareholder demand letter, dated May 16, 2013, demanding that the Company’s Board take action to remedy alleged breaches of fiduciary duty by current and former directors and officers of the Company. These alleged breaches are based on the same alleged misconduct in the complaints in the Horbal and Consolidated Class Actions. The letter specifically demands that the Company’s Board undertake an independent internal investigation into the alleged breaches and commence a civil action against each of the allegedly breaching current and former directors and officers. On June 26, 2013, the Company’s Board created a Demand Committee to conduct an investigation into the allegations in the letter. On December 13, 2013, the shareholder filed a derivative complaint (the “Levine Action”) in New York State Court against the Company and certain of its current and former directors and officers. The Levine Action alleges that since the Company’s Board has not responded substantively to the shareholder’s demand letter in over six months, this has resulted in an improper “functional refusal” of the demand. The Levine Action makes substantially the same claims as, and is related to, the Horbal and Consolidated Class Actions. It alleges, among other things, that the defendants breached their fiduciary duties by making materially false and misleading statements related to the strength of the Company’s business and customer satisfaction. On March 27, 2014, counsel for the Demand Committee sent a letter to shareholder’s counsel stating that after thorough investigation of the allegations in the demand letter, the Board concluded that taking any or all of the demanded actions would not serve the best interests of the Company and its shareholders, and voted unanimously to reject the demand. Pursuant to a stipulation filed on June 2, 2014, the defendants filed motions to dismiss the action on July 2, 2014. On February 4, 2015, following oral argument, the New York State Court announced from the bench that it would grant the defendants’ motions to dismiss, without prejudice. On May 20, 2015, Larry Levine filed a new derivative complaint (“Second Levine Action”) under a different docket number in New York State Court against the Company and certain of its current and former directors and officers. The Second Levine Action makes substantially the same claims as in the prior Levine Action, but adds allegations that the prior shareholder demand was wrongfully refused. Pursuant to a stipulation filed on June 2, 2015, the defendants filed motions to dismiss the action on June 26, 2015. Plaintiff filed his opposition on July 20, 2015 and defendants filed their replies on July 31, 2015. Oral argument on the motions to dismiss the Second Levine Action had been scheduled for October 22, 2015. The court adjourned the October 22, 2015 date for oral argument on the motions to dismiss the Second Levine Action and a new date has not yet been scheduled. We believe the claims in the Second Levine Action are without merit and intend to defend this lawsuit vigorously.

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
Executive Overview
Intralinks is a leading global technology provider of Software-as-a-Service, or SaaS, solutions for secure enterprise content collaboration within and among organizations. Our cloud-based solutions enable organizations to securely manage, control, track, search, exchange and collaborate on sensitive information inside and outside the firewall, all within a secure and easy-to-use environment. Our customers rely on our cost-effective solutions to manage large amounts of electronic information, accelerate information intensive business processes, reduce time to market, optimize critical information workflows, meet regulatory and risk management requirements and collaborate with business counterparties in a secure, auditable and compliant manner. We help our customers eliminate many of the inherent risks and inefficiencies of using email, fax, courier services and other existing solutions to collaborate and exchange information.
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
We deliver our solutions through redundant multi-customer SaaS systems and use primary instances of our software to serve all of our customers. We sell our solutions directly through a field team with industry-specific expertise, an inside sales team and indirectly through a customer referral network and channel partners. During the nine months ended September 30, 2015, we generated $204.9 million in revenue, 41.1% of which was derived from sales outside of the United States.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Consolidated Statement of Operations Data:	(In thousands)
Revenue	$69,588	$65,605	$204,869	$188,403
Non-GAAP adjusted gross profit	$52,509	$50,763	$154,286	$143,782
Non-GAAP adjusted gross margin	75.5%	77.4%	75.3%	76.3%
Non-GAAP adjusted operating income	$4,331	$4,853	$8,394	$8,408
Non-GAAP adjusted net income	$1,806	$1,605	$2,265	$2,539
Non-GAAP adjusted EBITDA	$10,992	$11,398	$28,616	$27,187
Non-GAAP adjusted EBITDA margin	15.8%	17.4%	14.0%	14.4%
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$14,204	$2,705	$22,154	$13,592
Free cash flow	$(987)	$(6,443)	$(7,029)	$(13,101)
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

The table below provides reconciliations of U.S. GAAP financial measures to the non-GAAP financial measures discussed above:

	Three Months Ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(In thousands)
Gross profit	$50,284	$48,523	$147,680	$137,236
Gross margin	72.3%	74.0%	72.1%	72.8%
Cost of revenue – amortization of intangible assets	2,083	2,089	6,248	6,123
Cost of revenue – stock-based compensation expense	142	151	358	423
Non-GAAP adjusted gross profit	$52,509	$50,763	$154,286	$143,782
Non-GAAP adjusted gross margin	75.5%	77.4%	75.3%	76.3%

Loss from operations	$(4,723)	$(3,923)	$(18,499)	$(17,079)
Amortization of intangible assets	5,986	5,989	17,961	17,803
Stock-based compensation expense	3,068	2,787	8,932	7,684
Non-GAAP adjusted operating income	$4,331	$4,853	$8,394	$8,408

Net loss before income tax	$(6,141)	$(6,187)	$(23,240)	$(21,392)
Amortization of intangible assets	5,986	5,989	17,961	17,803
Stock-based compensation expense	3,068	2,787	8,932	7,684
Non-GAAP adjusted net income before tax	2,913	2,589	3,653	4,095
Non-GAAP income tax expense	1,107	984	1,388	1,556
Non-GAAP adjusted net income	$1,806	$1,605	$2,265	$2,539

Net loss	$(6,561)	$(4,351)	$(24,404)	$(15,403)
Depreciation and amortization	6,661	6,545	20,222	18,779
Amortization of intangible assets	5,986	5,989	17,961	17,803
Stock-based compensation expense	3,068	2,787	8,932	7,684
Interest expense	1,124	1,126	3,323	3,091
Amortization of debt issuance costs	143	143	429	436
Other expense, net	151	995	989	786
Income tax expense (benefit)	420	(1,836)	1,164	(5,989)
Non-GAAP adjusted EBITDA	$10,992	$11,398	$28,616	$27,187
Non-GAAP adjusted EBITDA margin	15.8%	17.4%	14.0%	14.4%

Net cash provided by operating activities	$14,204	$2,705	$22,154	$13,592
Capitalized software development costs	(7,382)	(6,550)	(18,594)	(19,652)
Capital expenditures	(7,809)	(2,598)	(10,589)	(7,041)
Free cash flow	$(987)	$(6,443)	$(7,029)	$(13,101)

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
Results of Operations
The following table sets forth Consolidated Statements of Operations data as a percentage of revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	27.7%	26.0%	27.9%	27.2%
Gross profit	72.3%	74.0%	72.1%	72.8%
Operating expenses:
Sales and marketing	42.4%	44.8%	44.7%	45.3%
General and administrative	26.8%	27.3%	27.0%	28.1%
Product development	9.9%	7.9%	9.3%	8.5%
Total operating expenses	79.0%	79.9%	81.1%	81.9%
Loss from operations	(6.8)%	(6.0)%	(9.0)%	(9.1)%
Interest expense	1.6%	1.7%	1.6%	1.6%
Amortization of debt issuance costs	0.2%	0.2%	0.2%	0.2%
Other expense, net	0.2%	1.5%	0.5%	0.4%
Net loss before income tax	(8.8)%	(9.4)%	(11.3)%	(11.4)%
Income tax expense (benefit)	0.6%	(2.8)%	0.6%	(3.2)%
Net loss	(9.4)%	(6.6)%	(11.9)%	(8.2)%

Comparison of the Three Months Ended September 30, 2015 and 2014
Revenue
Total revenue was $69.6 million for the three months ended September 30, 2015, up $4.0 million, or 6.1%, from $65.6 million for the three months ended September 30, 2014.

					% Revenue
	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)	Three Months Ended September 30,
	2015	2014			2015	2014
	(In thousands)
M&A	$35,563	$33,923	$1,640	4.8%	51.1%	51.7%
Enterprise	27,113	25,095	2,018	8.0%	39.0%	38.3%
DCM	6,912	6,587	325	4.9%	9.9%	10.0%
Total revenue	$69,588	$65,605	$3,983	6.1%	100.0%	100.0%
M&A — The results for the three months ended September 30, 2015 reflect an increase in M&A revenue of $1.6 million, or 4.8%, as compared to the three months ended September 30, 2014. The increase in M&A revenue largely resulted from a higher volume of strategic business transactions in the market.
Enterprise — The results for the three months ended September 30, 2015 reflect an increase in Enterprise revenue of $2.0 million, or 8.0%, as compared to the three months ended September 30, 2014. The increase in Enterprise revenue was primarily the result of our continuing focused efforts to grow our Intralinks VIA product offering.
DCM — The results for the three months ended September 30, 2015 reflect an increase in DCM revenue of $0.3 million, or 4.9%, as compared to the three months ended September 30, 2014. The increase in DCM revenue was due, in part, to the impact of an increase in the subscription renewal commitment level from an existing contract.
Cost of Revenue and Gross Profit

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2015	2014
	(In thousands)
Cost of revenue	$19,304	$17,082	$2,222	13.0%
Gross profit	$50,284	$48,523	$1,761	3.6%
Gross margin	72.3%	74.0%	(1.7) points
Cost of revenue for the three months ended September 30, 2015 increased $2.2 million, or 13.0%, as compared to the three months ended September 30, 2014, due to increases in employee compensation and related expenses of $0.8 million, primarily related to an increase in headcount and various cost of revenue related expenses of $1.2 million comprising hosting, software license and maintenance fees and depreciation primarily due to investments in the infrastructure of our Intralinks platform. The increase in cost of revenue was also due to an increase in amortization of capitalized software development costs of $0.3 million. Gross margin decreased 1.7 points as a result of the continued investment in our Intralinks platform.

Operating Expenses
Total operating expenses for the three months ended September 30, 2015 increased by $2.6 million, or 4.9%, as compared to the three months ended September 30, 2014.

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2015	2014
	(In thousands)
Sales and marketing	$29,496	$29,366	$130	0.4%
General and administrative	18,652	17,930	722	4.0%
Product development	6,859	5,150	1,709	33.2%
Total operating expenses	$55,007	$52,446	$2,561	4.9%
Sales and Marketing — The results for the three months ended September 30, 2015 reflect an increase in sales and marketing expense of $0.1 million, or 0.4%, as compared to the three months ended September 30, 2014, driven primarily by increases in employee compensation and related expenses, including sales commissions, of $0.8 million and travel and entertainment expenses of $0.5 million primarily due to increased headcount and increased sales. These increases were partially offset by a decrease in marketing expenses of $0.8 million.
General and Administrative — The results for the three months ended September 30, 2015 reflect an increase in general and administrative expense of $0.7 million, or 4.0%, as compared to the three months ended September 30, 2014, driven primarily by an increase in employee compensation and related expenses of $1.7 million, primarily related to increased headcount and an increase in stock-based compensation expense due to an increase in equity awards granted to key employees and an increase in bad debt expense of $0.7 million. These increases were partially offset by a decrease of $1.5 million in consulting and contractor expenses.
Product Development - Total product development costs comprises product development expense and capitalized software. Product development expense for the three months ended September 30, 2015 increased $1.7 million, or 33.2%, as compared to the three months ended September 30, 2014, driven primarily by an increase in headcount as well as a decrease in the percentage of total employee compensation and related expenses that were capitalized during the period. The increase in product development expense was also partially due to an increase in consulting fees.

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2015	2014
	(In thousands)
Product development expense	$6,859	$5,150	$1,709	33.2%
Capitalized software	6,333	6,258	75	1.2%
Total product development costs	$13,192	$11,408	$1,784	15.6%
Total product development costs increased $1.8 million, or 15.6%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, due to increases in consulting fees of $1.2 million and employee compensation and related expenses of $0.6 million related to the continued development of our Intralinks platform.

Non-Operating Expenses

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2015	2014
	(In thousands)
Interest expense	$1,124	$1,126	$(2)	(0.2)%
Amortization of debt issuance costs	$143	$143	$—	—%
Other expense, net	$151	$995	$(844)	(84.8)%
Interest Expense — Interest expense for the three months ended September 30, 2015 remained largely unchanged as compared to the three months ended September 30, 2014.

Other Expense, Net — Other expense, net primarily relates to foreign currency transaction losses (gains) and interest income. The net decrease in other expense, net of $0.8 million primarily resulted from the remeasurement of Euro and British pound sterling denominated accounts receivable held by entities where these currencies are not the functional currencies. This net decrease was largely due to a greater weakening of the Euro and the British Pound Sterling against the U.S. Dollar for the three months ended September 30, 2014 as opposed to the three months ended September 30, 2015.
Income Tax Expense (Benefit)

	Three Months Ended September 30,
	2015	2014
	(In thousands)
Income tax expense (benefit)	$420	$(1,836)
We recorded an income tax expense of $0.4 million despite a pre-tax loss of $6.1 million for the three months ended September 30, 2015 primarily because the income tax benefit related to the U.S. pre-tax loss generated during the quarter was subject to a valuation allowance. Our effective tax rate for the three months ended September 30, 2014 of 29.7% differs from the U.S. federal statutory tax rate due primarily to state and foreign income taxes, other non-tax-deductible expenses and stock-based compensation expense, partially offset by research and development tax credits.
We regularly assess whether a valuation allowance is required on our deferred tax assets by considering both positive and negative evidence related to the likelihood of the realization of our deferred tax assets. In our evaluation, we considered our cumulative loss in recent years and our forecasted losses in the near-term as significant negative evidence. We determined that the negative evidence outweighed the positive evidence and a valuation allowance of $6.4 million on our net deferred tax assets was established during the fourth quarter of 2014. At September 30, 2015, we continue to maintain a full valuation allowance on our net deferred tax assets. We will continue to assess the realizability of our deferred tax assets going forward and will adjust the valuation allowance as needed.
Comparison of the Nine Months Ended September 30, 2015 and 2014
Revenue
Total revenue was $204.9 million for the nine months ended September 30, 2015, up $16.5 million, or 8.7%, from $188.4 million for the nine months ended September 30, 2014.

					% Revenue
	Nine months ended September 30,		Increase (Decrease)	% Increase (Decrease)	Nine months ended September 30,
	2015	2014			2015	2014
	(In thousands)
M&A	$103,496	$96,059	$7,437	7.7%	50.5%	51.0%
Enterprise	79,703	71,056	8,647	12.2%	38.9%	37.7%
DCM	21,670	21,288	382	1.8%	10.6%	11.3%
Total revenue	$204,869	$188,403	$16,466	8.7%	100.0%	100.0%
M&A — The results for the nine months ended September 30, 2015 reflect an increase in M&A revenue of $7.4 million, or 7.7%, as compared to the nine months ended September 30, 2014. The increase in M&A revenue largely resulted from a higher volume of strategic business transactions in the market.
Enterprise — The results for the nine months ended September 30, 2015 reflect an increase in Enterprise revenue of $8.6 million, or 12.2%, as compared to the nine months ended September 30, 2014. The increase in Enterprise revenue was primarily the result of our continuing focused efforts to grow our Intralinks VIA product offering.
DCM — The results for the nine months ended September 30, 2015 reflect an increase in DCM revenue of $0.4 million, or 1.8%, as compared to the nine months ended September 30, 2014. The increase in DCM revenue was due, in part, to the impact of an increase in the subscription renewal commitment level from an existing contract.

Cost of Revenue and Gross Profit

	Nine months ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2015	2014
	(In thousands)
Cost of revenue	$57,189	$51,167	$6,022	11.8%
Gross profit	$147,680	$137,236	$10,444	7.6%
Gross margin	72.1%	72.8%	(0.7) points
Cost of revenue for the nine months ended September 30, 2015 increased $6.0 million, or 11.8%, as compared to the nine months ended September 30, 2014, due to increases in employee compensation and related expenses of $2.3 million, primarily related to an increase in headcount and various cost of revenue related expenses of $2.4 million comprising hosting, depreciation and software license and maintenance fees primarily due to investments in the infrastructure of our Intralinks platform. The increase was also due to an increase in amortization of capitalized software development costs of $1.1 million. Gross margin decreased 0.7 points as a result of the continued investment in our Intralinks platform.
Operating Expenses
Total operating expenses for the nine months ended September 30, 2015 increased by $11.9 million, or 7.7%, as compared to the nine months ended September 30, 2014.

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2015	2014
	(In thousands)
Sales and marketing	$91,666	$85,357	$6,309	7.4%
General and administrative	55,406	52,883	2,523	4.8%
Product development	19,107	16,075	3,032	18.9%
Total operating expenses	$166,179	$154,315	$11,864	7.7%
Sales and Marketing — The results for the nine months ended September 30, 2015 reflect an increase in sales and marketing expense of $6.3 million, or 7.4%, as compared to the nine months ended September 30, 2014, driven primarily by increases in employee compensation and related expenses, including sales commissions, of $6.0 million and travel and entertainment expenses of $1.7 million, primarily due to increased headcount, as well as increased sales. These increases were partially offset by a decrease in marketing expenses of $1.4 million.
General and Administrative — The results for the nine months ended September 30, 2015 reflect an increase in general and administrative expense of $2.5 million, or 4.8%, as compared to the nine months ended September 30, 2014, driven primarily by increases in employee compensation and related expenses of $4.6 million, primarily related to increased headcount as well as an increase in stock-based compensation expense due to an increase in equity awards granted to key employees and an increase in bad debt expense of $1.0 million. These increases were partially offset by decreases of $2.8 million in consulting and contractor expenses and professional fees primarily associated with the April 2014 acquisition of docTrackr of $1.0 million.
Product Development - Total product development costs comprises product development expense and capitalized software. Product development expense for the nine months ended September 30, 2015 increased $3.0 million, or 18.9%, as compared to the nine months ended September 30, 2014, primarily driven by an increase in headcount as well as a decrease in the percentage of total employee compensation and related expenses that were capitalized during the period. The increase in product development expense was also partially due to an increase in consulting fees.

	Nine months ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2015	2014
	(In thousands)
Product development expense	$19,107	$16,075	$3,032	18.9%
Capitalized software	19,062	19,312	(250)	(1.3)%
Total product development costs	$38,169	$35,387	$2,782	7.9%

Total product development costs increased $2.8 million, or 7.9%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, due to increases in consulting fees of $1.6 million and employee compensation and related expenses of $1.6 million related to the continued development of our Intralinks platform.

Non-Operating Expenses

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2015	2014
	(In thousands)
Interest expense	$3,323	$3,091	$232	7.5%
Amortization of debt issuance costs	$429	$436	$(7)	(1.6)%
Other expense, net	$989	$786	$203	25.8%
Interest Expense — Interest expense for the nine months ended September 30, 2015 increased $0.2 million, or 7.5%, as compared to the nine months ended September 30, 2014, primarily due to a higher interest rate and higher average debt outstanding following the refinancing of our prior credit facility in February 2014.
Other Expense, Net — Other expense, net primarily relates to foreign currency transaction losses (gains) and interest income. The net increase in other expense, net of $0.2 million primarily resulted from the remeasurement of Euro denominated accounts receivable held by entities where the Euro is not the functional currency. This net increase was primarily due to a greater strengthening of the U.S. Dollar against the Euro for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.
Tax Expense (Benefit)

	Nine months ended September 30,
	2015	2014
	(In thousands)
Income tax expense (benefit)	$1,164	$(5,989)
We recorded an income tax expense of $1.2 million despite a pre-tax loss of $23.2 million for the nine months ended September 30, 2015 primarily because the income tax benefit related to the U.S. pre-tax loss generated during the period was subject to a valuation allowance. Our effective tax rate for the nine months ended September 30, 2014 of 28.0% differs from the U.S. federal statutory tax rate due primarily to state and foreign income taxes, other non-tax-deductible expenses and stock-based compensation expense, partially offset by research and development tax credits.
We regularly assess whether a valuation allowance is required on our deferred tax assets by considering both positive and negative evidence related to the likelihood of the realization of our deferred tax assets. In our evaluation, we considered our cumulative loss in recent years and our forecasted losses in the near-term as significant negative evidence. We determined that the negative evidence outweighed the positive evidence and a valuation allowance of $6.4 million on our net deferred tax assets was established during the fourth quarter of 2014. At September 30, 2015, we continue to maintain a full valuation allowance on our net deferred tax assets. We will continue to assess the realizability of our deferred tax assets going forward and will adjust the valuation allowance as needed.

Financial Position, Liquidity and Capital Resources
Cash Flows

	September 30,
	2015	2014
	(In thousands)
Cash and cash equivalents	$39,435	$30,883

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Net cash provided by operating activities	$22,154	$13,592
Net cash used in investing activities	(23,433)	(34,264)
Net cash provided by financing activities	1,287	1,059
Effect of foreign exchange rate changes on cash and cash equivalents	(1,255)	(44)
Net decrease in cash and cash equivalents	$(1,247)	$(19,657)
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2015 was $22.2 million as a result of $25.9 million in cash generated from results of operations after adjusting for non-cash items, partially offset by a net decrease in our operating assets and liabilities of $3.7 million. The net decrease in operating assets and liabilities consisted primarily of an increase of $7.4 million in accounts receivable, primarily related to the timing of cash collections, partially offset by an increase of $3.6 million in deferred revenue. Additionally, net cash provided by operating activities during the nine months ended September 30, 2015 consisted of a net loss of $24.4 million, plus adjustments for non-cash items of $50.3 million including (a) depreciation and amortization of $20.2 million, (b) amortization of intangible assets of $18.0 million and (c) stock-based compensation expense of $8.9 million.
Net cash provided by operating activities for the nine months ended September 30, 2014 was $13.6 million, as a result of $23.0 million in cash generated from results of operations after adjusting for non-cash items, partially offset by a net decrease in our operating assets and liabilities of $9.4 million. The net decrease in operating assets and liabilities consisted primarily of an increase of $12.1 million in accounts receivable related, in part, to increased billings, as well as timing of cash collections, partially offset by an increase of $4.5 million in deferred revenue. Additionally, net cash provided by operating activities during the nine months ended September 30, 2014 consisted of a net loss of $15.4 million plus adjustments for non-cash items of $38.4 million including (a) depreciation and amortization of $18.8 million, (b) amortization of intangible assets of $17.8 million and (c) stock-based compensation expense of $7.7 million, partially offset by (d) a deferred tax benefit of $9.1 million.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2015 and 2014 was $23.4 million and $34.3 million, respectively. During the nine months ended September 30, 2015 and 2014, maturities net of purchases of investments were $6.8 million and $2.1 million, respectively, and primarily consisted of corporate securities. During the nine months ended September 30, 2014, we used $8.8 million in cash, net of cash acquired of $0.2 million, to acquire all of the outstanding shares of docTrackr. During the nine months ended September 30, 2015 and 2014, we purchased minority interests in privately held companies for $1.0 million and $3.5 million, respectively, which are accounted for under the cost method. Cash used in investing activities related to capital expenditures for infrastructure during the nine months ended September 30, 2015 and 2014 was $10.6 million and $7.0 million, respectively.
Investments in capitalized software development costs for the nine months ended September 30, 2015 and 2014 were $18.6 million and $19.7 million, respectively.
Additionally, during the nine months ended September 30, 2014, $2.4 million in cash that was restricted in 2013 was returned to us.

Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2015 was $1.3 million, which reflects $2.7 million related to the exercise of stock options and issuance of common stock, partially offset by $0.6 million of debt repayments, a $0.5 million payment of a holdback related to the acquisition of docTrackr, recorded in "Other" financing activities, and $0.2 million of repayments of outstanding financing arrangements.
Net cash provided by financing activities for the nine months ended September 30, 2014 of $1.1 million includes $79.2 million in proceeds from our Term Loan Credit Facility entered into in February 2014, of which $74.9 million was used to pay off all the outstanding indebtedness under our prior credit facility and $2.8 million was used to pay debt issuance costs related to the Term Loan Credit Facility and the Revolving Credit Facility entered into in February 2014. The Term Loan Credit Facility and the Revolving Credit Facility are referred to herein as our Credit Facilities.
Cash paid for interest, net of capitalized interest during the nine months ended September 30, 2015 and 2014 was $3.2 million and $2.9 million, respectively.
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
We were in compliance with all applicable financial and non-financial covenants set forth in the Credit Facilities as of September 30, 2015 and there was no required prepayment for the year ended December 31, 2014. The agreements governing our Credit Facilities also contain customary events of default, including, but not limited to, uncured cross-defaults among these agreements. Although we currently expect to remain in compliance with these existing covenants, any breach of these covenants or a change in control could result in a default and subsequent cross-defaults, under our credit agreements, which could cause all of the outstanding indebtedness to become immediately due and payable and terminate all commitments from our lenders to extend further credit.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash, cash equivalents and investments (current and non-current), as well as cash flows we generate from operations. At September 30, 2015, we had $39.4 million in cash and cash equivalents, $17.5 million in current investments and $52.2 million in accounts receivable, net of allowance for doubtful accounts and credit reserve. We have a $15.0 million Revolving Credit Facility, which expires on February 24, 2019, and is available as an additional source of financing. At September 30, 2015, we had $2.9 million in outstanding letters of credit under our Revolving Credit Facility.

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
Our corporate credit ratings and rating agency outlooks as of September 30, 2015 are summarized in the table below.

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
Contractual Obligations and Commitments
At September 30, 2015, there have been no material changes to our contractual obligations, commitments and off-balance sheet arrangements since the disclosure included in Part II, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At September 30, 2015, there have been no material changes to our exposure to market risk since the disclosure included in Part II, Item 7A - "Quantitative and Qualitative Disclosures about Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
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
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5: OTHER INFORMATION

On November 2, 2015, the Company, as a guarantor, and its wholly-owned direct and indirect subsidiaries, IntraLinks, Inc., as borrower (the “Borrower”), and IntraLinks International Holdings, LLC and docTrackr, Inc., as guarantors (together with the Company, the “Guarantors”), entered into the Second Amendment to Credit Agreement (the “Second Amendment”) to amend the Credit Agreement dated as of February 24, 2014, as previously amended by the First Amendment to Credit Agreement dated as of June 20, 2014 (the “Revolving Credit Facility”), each by and among the Borrower, the Guarantors and JPMorgan Chase Bank, N.A., as lender (“Lender”).

The Second Amendment amends certain provisions of the Revolving Credit Facility to, among other things, permit the Borrower to request letters of credit from the Lender in certain currencies other than the U.S. Dollar. All amounts payable under the Revolving Credit Facility, including principal, interest, reimbursement obligations and fees, remain payable in U.S. Dollars. The Second Amendment also includes a provision for converting amounts in alternative currencies to U.S. Dollars.

The foregoing description of the Second Amendment is not complete and is qualified in its entirety by reference to the Second Amendment, the form of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6: EXHIBITS
(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
10.1*
Second Amendment, dated as of November 2, 2015, to the Credit Agreement, dated as of February 24, 2014 and amended by the First Amendment, dated as of June 20, 2014, by and among IntraLinks Holdings, Inc., IntraLinks International Holdings LLC and docTrackr, Inc. as Guarantors, IntraLinks, Inc. as Borrower and JPMorgan Chase Bank, N.A. as Lender.

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

* Filed herewith.
+ Attached as Exhibits 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

INTRALINKS HOLDINGS, INC.
By: /s/ Ronald W. Hovsepian
Date: November 4, 2015	Ronald W. Hovsepian President and Chief Executive Officer

By: /s/ Christopher J. Lafond
Date: November 4, 2015	Christopher J. Lafond Chief Financial Officer