Form 10-K
period 2015-12-31
IntraLinks Holdings, Inc.
filed 2016-03-04
CIK 1488075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Based on the closing price of the Registrant's common stock on June 30, 2015, the aggregate market value of its shares (based on a closing price of $11.91 per share) held by non-affiliates was $481.2 million.

The number of shares outstanding of the Registrant's common stock as of February 29, 2016 was 58,517,627. The Registrant does not have any non-voting stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K	Documents from which portions are incorporated by reference
Part III
Portions of the registrant’s Proxy Statement relating to the registrant’s 2016 Annual Meeting of Stockholders (the "2016 Proxy Statement") are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K where indicated. We expect to file the 2016 Proxy Statement with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Form 10-K, the 2016 Proxy Statement is not deemed to be filed as part of this Form 10-K.

INTRALINKS HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
For the year ended December 31, 2015

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
Intralinks®, Intralinks Connect®, Intralinks Dealnexus®, Intralinks Dealmanager™, Intralinks Dealspace®, Intralinks Debtspace™, Intralinks Fundspace™, Intralinks Studyspace™, Intralinks VIA® and other trademarks of Intralinks appearing in this Annual Report are the property of Intralinks. Other trademarks or service marks that may appear in this Annual Report are the property of their respective holders. Solely for convenience, the trademarks and trade names in this Annual Report are referred to without the ®, ™ and SM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.
Forward-Looking Statement Safe Harbor
Some of the statements in this Annual Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to our operations and are based on our current expectations, estimates and projections. Words such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “predict,” “potential,” “continue,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “goals,” “in our view” and similar expressions are used to identify these forward-looking statements. The forward-looking statements included in this Annual Report include, but are not limited to, statements about our internal control over financial reporting, our results of operations and financial condition and our plans, strategies and developments. Forward-looking statements are only predictions and, as such, are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events or our future financial performance that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Many of the reasons for these differences include changes that occur in our continually changing business environment and other important factors. These risks, uncertainties and other factors are more fully described in Part I, Item 1A. Risk Factors and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K. You are strongly encouraged to read those sections carefully as the occurrence of the events described therein and elsewhere in this report could materially harm our business. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these statements speak only as of the date they were made and, except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I
ITEM 1. BUSINESS
Overview
Intralinks is a leading global technology provider of Software-as-a-Service, or SaaS, solutions for secure enterprise content collaboration within and among organizations. Our cloud-based solutions enable organizations to securely manage, control, track, search, exchange and collaborate on sensitive information inside and outside the firewall, all within an easy-to-use environment. Our customers rely on our cost-effective solutions to manage and control large amounts of electronic information, accelerate information intensive business processes, reduce time to market, optimize critical information workflows, meet regulatory and risk management requirements and collaborate with business counterparties in a secure, auditable and compliant manner. We help our customers eliminate many of the inherent risks and inefficiencies of using email, fax, courier services and other existing solutions to collaborate and exchange information.
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
We deliver our solutions through a cloud-based model, making them available on-demand over the internet using a multi-tenant SaaS architecture. We sell our solutions directly through a field sales team with industry-specific expertise and an inside sales team, and indirectly through a customer referral network and channel partners. In 2015, we generated $276.2 million in revenue, 40.7% of which was derived from sales to customers located outside of the United States.
The Intralinks Platform
We have built a highly secure and scalable, cloud-based, multi-tenant, content services platform upon which we develop multiple applications that allow our customers to collaborate, manage and exchange critical information across organizational and geographic boundaries. We integrate content management, enterprise collaboration and social, data analytics, file sync and sharing, and document security software into one platform that supports business collaboration and content exchange. The Intralinks Platform scales from the needs of small groups and individuals within one organization to large teams of people across multiple enterprises, financial institutions and governmental agencies. Our platform helps transform a wide range of slow, expensive and people- and information-intensive tasks into streamlined and efficient business processes. Use cases for the Intralinks Platform and the various Intralinks applications include the following:

•	secure enterprise collaboration and file sharing by business professionals in a wide variety of industry settings;

•	due diligence for merger and acquisition transactions, initial public offerings, or IPOs, and other strategic transactions;

•	debt capital markets transactions, including loan syndication, agency and other financing activities;

•	corporate development and board reporting;

•	private equity fundraising, hedge fund marketing and investor reporting;

•	clinical trial management support and safety document distribution;

•	partner document collaboration;

•	life sciences drug development support and licensing;

•	distribution of regulated content;

•	secure mobile access to content;

•	contract and vendor management;

•	externalization of content repositories;

•	energy exploration and production ventures for the oil and gas industry; and

•	corporate banking.

Intralinks VIA
Designed for business collaboration in a wide variety of markets and industries, Intralinks VIA is a full-featured content collaboration solution that sits on the Intralinks Platform and is designed for a wide variety of use cases, especially those involving high-value, IP-intensive or regulated content. Intralinks VIA enables users to securely manage collaborative processes and work efficiently on group projects. Intralinks VIA enables all employees in an organization to sync and share content and collaborate beyond the firewall in a way that adheres to management-level control, security, auditability and compliance requirements.
Intralinks VIA allows content collaboration through the creation of workspaces, enabling business professionals to work together on a document or project. Further, Intralinks VIA, which is accessible through a simple web-based user interface that supports access from a wide variety of sources such as web browsers, Windows and Mac desktops and mobile devices, including iPads, iPhones and Android-based products. Intralinks VIA allows users to access and share files at any time, while security and plug-in free IRM capabilities ensure constant control and monitoring of the content. Intralinks VIA integrates with existing applications and systems, providing an extension of familiar tools and experiences, and the means to coordinate work across people, organizations and devices.
The current version of our Intralinks VIA offering includes a completely redesigned user interface, new security functionality and native support for Microsoft Office (through an integration with Microsoft Office Online that is hosted within Intralinks data centers) inside the Intralinks Platform.
Intralinks VIA is available in two editions:

•	Intralinks VIA Pro
Intralinks VIA Pro is designed for ad-hoc content sharing and collaboration, mobile content access and replacement of file sharing services like file transfer protocol, or FTP.

•	Intralinks VIA Elite
Intralinks VIA Elite includes additional capabilities such as content management and business process support.
Intralinks Exchanges
Intralinks exchanges are logical nodes that bring people, process and information together and sit on the Intralinks Platform and facilitate collaboration within and among organizations. They integrate the capabilities of content management, file sync and share, collaboration and social networking software into a cohesive work environment that is accessible from a wide variety of platforms like web browsers, Windows and Mac desktops and mobile devices, including iPads, iPhones and Android-based products.
Inherent in each Intralinks exchange is the ability to collaborate and manage content. This includes not only standard content management capabilities, such as the ability to add comments and monitor document use to maintain version control, but also more sophisticated permissioning capabilities such as granular, role-based access controls, document-level reporting and protection capabilities that can watermark content and control a user's ability to view, print, forward and save content stored on an Intralinks exchange. Intralinks exchanges include integrated, plug-in free information rights management, or IRM, capabilities that give document owners lifetime protection and control over their files. These capabilities also support granular access provisions, enable access to files to be rescinded on-demand or at a prescribed time and provide detailed file-level analytics. Content management and IRM capabilities can be configured for users and groups on a bulk or per document basis.
High availability, disaster recovery services, virus scanning and protection and automated backups are included as an ongoing component of our service offering to protect and secure the Intralinks exchange environment and its content. We also provide a comprehensive archiving service that includes a complete electronic copy of all Intralinks exchange content (e.g., files and metadata), access history, historical permissions and electronic communications sent through an Intralinks exchange. Detailed and auditable records also document disclosure should any legal or other compliance challenges arise. These auditable records frequently satisfy additional company and regulatory record-keeping requirements.
Intralinks has a broad range of application solutions that leverage Intralinks exchanges and are built on the Intralinks Platform that deliver collaboration capabilities for different user communities and use cases:

•	Intralinks Dealspace
Intralinks Dealspace is a virtual deal room, or VDR, solution designed for the mergers and acquisitions, or M&A, industry. Intralinks Dealspace is a rich application that manages the entire due diligence process, providing a secure, customizable environment for deal makers to exchange sensitive documents and information.

•	Intralinks Dealmanager
Intralinks Dealmanager is a secure content collaboration solution that gives corporate development and M&A professionals the tools to manage their deal pipelines and deal flow and gain efficiencies in how they manage multiple deals at different stages of the deal process. Intralinks Dealmanager improves the ability to evaluate deals properly and efficiently, providing a centralized place from which to manage deal processes, assign tasks and report on deal status and progress.

•	Intralinks Studyspace
Intralinks Studyspace is used by life sciences companies, including clinical research organizations, biotechnology companies, pharmaceutical and medical device companies, to exchange sensitive information during research programs and drug trials to support bringing new drugs, therapies, medical devices and other medical technologies to market.

•	Intralinks Fundspace
Intralinks Fundspace is used by the alternative investment community to help raise capital, support investor and fund reporting and manage assets.

•	Intralinks Debtspace
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
In addition to solutions built on the Intralinks Platform, we also offer:
Intralinks Dealnexus
Intralinks Dealnexus is an online platform for the deal making community that brings together qualified M&A professionals with matching deal criteria and opportunities. The Intralinks Dealnexus platform offers a low-cost and confidential way for deal makers to market deals broadly and then find and engage the best buyers or capital partners.
Intralinks Technology and Integration Services
The Intralinks Platform provides a technology environment for building business applications that integrates with existing enterprise software applications. Through our technology, integrators and third party developers have the ability to create and deploy new business applications customized to specific customer requirements. Additionally, they can connect and integrate Intralinks exchanges or Intralinks VIA workspaces with existing content management systems and collaboration services, as well as manage business process and information exchange between systems. Key elements include:

•	Intralinks Application Programming Interfaces, or APIs
Intralinks APIs include a broad set of functionalities and a comprehensive API map to manage and control content, users, sessions and system administration. They are developed on the representational state transfer, or REST, architecture, making them web services ready. Our internal development teams use the Intralinks APIs extensively to create all of the Intralinks applications.

•	Intralinks Adapters
Intralinks Adapters are applications that enable communications between Intralinks and external systems. Intralinks Adapters include pre-packaged functionality such as contact management, file management and basic system configuration.

•	Intralinks Connectors
Intralinks Connectors are designed to connect and integrate Intralinks' software with the APIs of specific external systems including content management applications like Microsoft SharePoint and customer relationship management tools like Salesforce.com, among others. Our connectors are "out-of-the-box" offerings for external integration and include packaged services for file transfer, permissioning, reporting and workflow.
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
Intralinks Customer Service
Our customer-facing teams provide a range of implementation and end-user support services to ensure that our customers remain productive throughout the duration of their use of our services.
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
Our online solutions are critical to enable time-sensitive transactions and communications. We therefore aim to provide excellent customer service to enable our customers to complete their business processes and objectives in a timely and cost-effective manner. Customer service and support are regular components of our value proposition. As a result, our customer service team provides support 24 hours per day, 7 days per week and 365 days per year for all users of our applications and solutions, regardless of whether they are direct customers or end users invited to use our applications and solutions by our direct customers. Our support model is a significant differentiator from alternative application providers, many of whom do not provide support beyond their direct customers' firewalls. Because many of the organizations and business processes supported by our online Intralinks exchanges and Intralinks VIA workspaces are global and involve international communication and collaboration, we support customer and end user enquiries in over 140 languages.
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
The Intralinks Platform can be accessed universally from a simple web browser or through a mobile application, yet has a rich customer interface powered by HTML and Adobe Flex that supports familiar desktop tools and access from a variety of desktop and mobile applications. Our technology platform includes an integrated full text search capability that performs real time data categorization and tagging of content, along with dynamic facet generation to help users quickly navigate search results. In addition, we utilize Akamai's Terra Enterprise Solutions services to enable consistently high performance for users around the world. We also employ virtualization and load balancing technologies to enable seamless scalability of our infrastructure across all computing tiers.
We have built a highly sophisticated authentication, authorization and encryption service designed to ensure that the content stored in our system is accessible only by authorized users. We employ a wide range of technical security features, including two factor authentication using RSA Adaptive Authentication and data encryption with encoded session identifiers and passwords. Every file we transmit from an exchange is encrypted in transit via Transport Layer Security, or TLS, up to v1.2. We also use encryption technology in our storage systems and backup processes. We incorporate sophisticated IRM and permissioning controls that enable our customers to control the role of and access of participants to information. Our platform also provides audit trails for compliance and access history tracking for content throughout its lifecycle.

As part of our continuing efforts to build trust and confidence in our technology, we make available, through the completion of a Service Organization Controls (SOC) 2 Report, information and assurance about controls that affect security, availability, and confidentiality of customer data. The SOC 2 report is prepared annually by an independent audit firm acting in accordance with American Institute of Certified Public Accountants' guidance. The SOC 2 Report also serves as an important part of our internal corporate governance, risk management and vendor oversight processes.
The Intralinks Platform is hosted in four secure data centers provided by SunGard Availability Services LP that are run in primary and secondary mode with redundancy and failover capability. Physical security at these facilities includes a continually staffed security station along with biometric and man trap access controls. Systems are protected by firewalls and encryption technology. Each data center features redundant power, on-site backup generators, and environmental controls and monitoring. As part of our disaster recovery arrangements, all customer data is replicated to all sites in near real-time. We and our hosting providers conduct regular security audits of our infrastructure and we, directly or through outside vendors, manage security and monitoring for our platform and applications. The performance of our application suite is continually monitored using a variety of automated tools and customer data is regularly backed up and stored in a primary and secondary secure location to minimize the risk of data loss at any facility.
The Intralinks Platform allows data to be stored at prescribed locations using data centers managed by Intralinks (located in the United States or the United Kingdom, with additional locations planned) or data centers managed by a third party. In addition, Intralinks' Distributed Content Node technology will allow both data storage and data processing to be controlled at a specific data center or other location. These technologies will help organizations meet data residency and data privacy regulations that restrict where and how certain personally identifiable information is managed, processed and stored. Intralinks also allows customers to hold and manage their own data encryption keys. The Intralinks Customer Managed Encryption Key solution provides dedicated encryption keys and a direct, secure connection to the Intralinks data center where the keys are managed. Using Intralinks Customer Managed Encryption Keys, customers have the ability to ensure that only they have the ability to provide unencrypted access to their sensitive files.
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
In addition to our direct sales force, we have established relationships with channel partners that promote, sell and support our services in specific geographies. Our channel partners include, among others, systems integrators, resellers, referral partners, services partners and consultants that resell our services directly or through referral business. Our key channel partners are located in a variety of countries including India, Japan, Brazil, Mexico, Chile, South Africa, China and a number of European countries.
Marketing
Marketing supports our sales efforts through thought leadership and brand awareness activities, lead generation programs and the unique positioning of our offerings. We have developed a broad mix of marketing tools tailored for the different markets we serve and the different solutions we provide. We have a deep expertise in understanding how organizations in regulated industries such as financial services or life sciences can collaborate and share sensitive documents safely and compliantly. In our core strategic transactions business, we have a leading brand and a strong market share position. Across sales and marketing, we have honed our activities to maintain and develop key relationships within the extended deal making community, where we have relationships that number in the high thousands. In our Enterprise business, where there are millions of potential users across many industries, we have adapted our market approach to focus on use cases and have developed new capabilities to serve the needs of that market.
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
Our research and development expenses were $20.0 million, $22.4 million and $25.8 million in 2013, 2014 and 2015, respectively, which included stock-based compensation expense of $1.3 million, $1.6 million, and $1.4 million, respectively.
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
We currently hold eleven issued U.S. patents that are scheduled to expire on various dates commencing on February 4, 2019. These patents cover, among other things, processes and systems related to the Intralinks Platform and applications, including many of the technology elements upon which Intralinks was founded as well as our ongoing technology developments. Our patents contemplate broad applications of these processes, including in the context of combining these processes with single-sign-on technology, using these processes with handheld devices, combining these processes with data encryption and customized user interfaces for private labeling, using these processes for managing time-sensitive projects and tasks, automatically updating exchange contents at regular time intervals and incorporating the ability to "UNshare" documents and files. We have filed additional patent applications containing hundreds of inventions with the U.S. Patent and Trademark Office.
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
Backlog
As of December 31, 2015 and 2014, we had total backlog of approximately $100.5 million and $94.4 million, respectively. Of the $100.5 million in total backlog as of December 31, 2015, 87.6% is expected to be recognized as revenue within 2016.
Employees
As of December 31, 2015, we employed 930 full-time employees, including 388 in sales and marketing, 177 in product development, 178 in services and external operations and 187 in general and administrative. The employees included in services and external operations are included in cost of revenue.
Geographic Information
We generate revenue both within and outside the United States. We operate globally with $163.8 million, or 59.3%, of total revenue derived from sales to customers located in the United States and $112.3 million, or 40.7%, derived from sales to customers located outside the United States, with the largest location being the United Kingdom. The amount of our long-lived assets outside of the United States at December 31, 2015 is immaterial. Information regarding financial data by geographic location is set forth in Note 13 - "Segment and Geographic Information" included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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
The information on our website is not part of this Form 10-K for the year ended December 31, 2015.
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
We have historically incurred significant net operating losses. As a result of these operating losses, we accumulated a deficit of $169.6 million from June 15, 2007, the date on which, through a series of transactions we refer to as the Merger, all of the outstanding equity of Intralinks, Inc. was acquired by a newly formed entity, TA Indigo Holding Corporation, which was owned by TA Associates, Inc. (now part of TA Associates Management, L.P.), Rho Capital Partners, Inc., a principal stockholder in Intralinks, Inc. since 2001, and other stockholders, including former and current officers and employees of Intralinks, Inc., through December 31, 2015. Our future profitability depends on, among other things, our ability to generate revenue in excess of our expenses. However, since our initial public offering in August 2010, we have incurred and will continue to incur as a public company significant additional legal, accounting and other expenses to which we were not subject to as a private company, including expenses related to our efforts in complying with the requirements of Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and other public company disclosure and corporate governance requirements, responding to requests of government regulators and defending the class action and stockholder derivative lawsuits filed against us. At the same time, we have significant and continuing fixed costs relating to the maintenance of our assets and business, including our substantial debt service requirements, which we may not be able to reduce adequately to sustain our profitability if our revenue decreases. Our profitability also may be impacted by non-cash charges such as stock-based compensation charges and potential impairment of goodwill, which will negatively affect our reported financial results. Even if we achieve profitability on an annual basis, we may not be able to achieve profitability on a quarterly basis. You should not consider prior revenue growth as indicative of our future performance. In fact, in future quarters we may not have any revenue growth or our revenue could decline. We may continue to incur significant losses in the future for a number of reasons, including the other risks described elsewhere in this Annual Report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Our failure to achieve and maintain our profitability could negatively impact the market price of our common stock.
We may be unable to sustain positive cash flow.
Our ability to continue to generate positive cash flow depends on our ability to generate collections from sales in excess of our cash expenditures. Our ability to generate and collect on sales can be negatively affected by many factors, including but not limited to:

•	our inability to convince new customers to use our services or existing customers to renew their contracts or use additional services;

•	the lengthening of our sales cycle;

•	changes in our customer mix;

•	a decision by any of our existing customers to cease or reduce using our services;

•	failure of customers to pay our invoices on a timely basis or at all;

•	a failure in the performance of our solutions or our internal controls that adversely affects our reputation or results in loss of business;

•	the loss of market share to existing or new competitors;

•	the failure to enter or succeed in new markets;

•	the failure to deliver mobile applications that provide secure, mobile access to content shared through our platform and applications;

•	regional or global economic conditions or regulations affecting perceived need for or value of our services; or

•	our inability to develop new offerings, expand our offerings or drive adoption of our new offerings on a timely basis and thus our potentially not meeting evolving market needs.
We anticipate that we will incur increased sales and marketing and general and administrative expenses as we continue to diversify our business into new industries and geographic markets. Our business will also require significant amounts of working capital to support our growth. In addition, we face significant expenditures in connection with our public company disclosure obligations, Sarbanes-Oxley compliance, and other corporate governance requirements, as well as a pending derivative lawsuit. We may not achieve collections from sales to offset these anticipated expenditures sufficient to maintain positive future cash flow. In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events that cause our costs to exceed our expectations. An inability to generate positive cash flow may decrease our long-term viability.
Our business may not generate sufficient cash flows from operations or future borrowings under our credit facilities or from other sources may not be available to us in amounts sufficient to enable us to repay our indebtedness or to fund our other liquidity needs, including capital expenditure requirements and share repurchase programs announced from time to time.
We cannot guarantee that we will be able to generate sufficient revenue or obtain enough capital to service our debt, fund our planned capital expenditures, complete stock repurchases in accordance with announced repurchase plans, if any, and execute on our business plan. We may be more vulnerable to adverse economic conditions than less leveraged competitors and thus less able to withstand competitive pressures. Any of these events could reduce our ability to generate cash available for investment or debt repayment or to make improvements or respond to events that would enhance profitability. If we are unable to service or repay our debt when it becomes due, our lenders could seek to accelerate payment of all unpaid principal and foreclose on our assets, and we may have to take actions such as selling assets, seeking additional equity investments or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. Additionally, we may not be able to take these types of actions, if necessary, on commercially reasonable terms, or at all. The occurrence of any of these events would have a material adverse effect on our business, results of operations and financial condition.
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
Our operating results have varied significantly from quarter to quarter and may vary significantly from quarter to quarter in the future. As a result, we may not be able to accurately forecast our revenues or operating results. Quarterly fluctuations may result from factors such as:

•	changes in the markets that we serve;

•	changes in demand for our services;

•	technical difficulties or interruptions in our service;

•	rate of penetration within our existing customer base;

•	loss of customers or business from one or more customers, including from consolidations and acquisitions of customers;

•	the timing of large contracts or contract terminations;

•	increased competition;

•	changes in the mix of customer types;

•	changes in the mix of our offerings and sales channels through which they are sold;

•	changes in our standard service contracts that may affect when we recognize revenue;

•	the timing of our new product releases;

•	loss of key personnel;

•	interruption in our service resulting in a loss of revenue;

•	changes in our pricing policies or the pricing policies of our competitors;

•	fluctuations in currency exchange rates;

•	costs of developing new solutions and enhancements;

•	write-offs affecting any of our material assets;

•	changes in our operating expenses;

•	customer credits issued in excess of established reserves;

•	software "bugs" or other service quality problems;

•	concerns relating to the security of our systems;

•	extraordinary expenses such as litigation or other dispute related settlement payments;

•	regulatory changes;

•	adverse tax consequences; and

•
general domestic and international political, economic and market conditions or regulations, which may adversely affect either our customers' ability or willingness to purchase additional subscriptions or upgrade their services, or delay a prospective customer's purchasing decision, reduce the value of new subscription contracts or affect attrition rates.

Many of these factors are outside of our control and the occurrence of one or more of them might cause our operating results to vary widely. We believe that our quarterly operating results may vary significantly in the future, that period-to-period comparisons of results of operations may not necessarily be meaningful and, as a result, such comparisons should not be relied upon as indications of future performance.
Additionally, if we fail to meet or exceed the expectations of securities analysts and investors, or if one or more of the securities analysts who cover us were to adversely change its recommendation regarding our stock, the market price for our common stock could decline. Moreover, our stock price may be based on expectations, estimates and forecasts of our future performance that may be unrealistic or that we may not meet. Further, our stock price may fluctuate based on reporting by the financial media, including television, radio and press reports and blogs.
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
Similarly, our financial performance may be impacted by fluctuations in currency exchange rates when it comes to our non-U.S. dollar denominated expenses. The third party vendors and suppliers to whom we owe payments for non-U.S. dollar denominated expenses may, or may not, decide to increase or decrease their pricing to reflect fluctuations in foreign currency exchange rates.
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
The confidentiality, integrity and availability of our systems could also be jeopardized by a breach of our internal controls and policies by our employees, consultants or subcontractors having access to our systems. If our systems fail or are breached as a result of a third-party attack or an error, violation of internal controls or policies or a breach of contract by an employee, consultant or subcontractor that results in the unauthorized use or disclosure of proprietary or confidential information or customer data (including information about the existence and nature of the projects and transactions our customers are engaged in), we could lose business, suffer irreparable damage to our reputation and incur significant costs and expenses relating to the investigation and possible litigation of claims relating to such event. We could be liable for damages, penalties for violation of applicable laws or regulations and costs for remediation and efforts to prevent future occurrences, any of which liabilities could be significant. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages with respect to any particular claim. We also cannot assure that our existing general liability insurance coverage, coverage for errors and omissions and cyberliability insurance will continue to be available on acceptable terms in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim.

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
Our services are highly dependent on our computer and telecommunications equipment and software systems. Disruptions in our service and related software systems could be the result of errors or acts by our vendors, customers, users or other third parties, or electronic or physical attacks by persons seeking to disrupt our operations. Any damage to, or failure or capacity limitations of, our systems and our related network could result in interruptions in our service that could cause us to lose revenue, issue credits or refunds or could cause our customers to terminate their subscriptions for our services, in each case adversely affecting our renewal rates. Since our customers use our service for important aspects of their businesses, any errors, defects, disruptions in service or other performance problems could hurt our reputation and may damage our customers' businesses. As a result, we may lose revenue, issue credits or refunds or customers could elect not to renew our services or delay or withhold payments to us. We could also lose future sales or customers may make claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense or risk of litigation.
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
We enter into subscription agreements with certain of our customers that are generally one year in length. As a result, maintaining the renewal rate of our subscription agreements is critical to our future success. We cannot assure you that any of our customer agreements will be renewed as our customers have no obligation to renew their subscriptions for our services after the expiration of the initial term of their agreements. The loss of any customers that individually or collectively account for a significant amount of our revenues would have a material adverse effect on our results of operations or financial condition. If our renewal rates are lower than anticipated or decline for any reason, or if customers renew on terms less favorable to us, our revenue may decrease and our profitability and gross margin may be harmed, which would have a material adverse effect on our business, results of operations and financial condition.
We derive a substantial portion of our revenue from contracts that provide for the use of our solutions for a fixed duration. Our inability to enter into new contracts as existing ones expire could negatively impact our overall financial performance.
Many of our contracts with customers are entered into in connection with discrete one-time financial and strategic business transactions and projects such as mergers and acquisitions, or M&A, transactions. During the fiscal years ended December 31, 2013, 2014 and 2015, revenue generated from transactional contracts constituted a substantial portion of our total revenue. These transactional agreements typically have initial terms of six to twelve months depending on the type of transaction and related purpose of the Intralinks exchange. Accordingly, our business depends on our ability to replace these transactional agreements as they expire. Our inability to enter into new contracts with existing customers or find new customers to replace these contracts could have a material adverse effect on our business, results of operations and financial condition.
A significant part of our business is derived from the use of our application solutions in connection with financial and strategic business transactions. Economic trends that affect the volume of these transactions may negatively impact the demand for our services.
A significant portion of our revenue depends on the purchase of our services by parties involved in financial and strategic business transactions such as M&A transactions, loan syndications and other debt capital markets, or DCM, transactions. During the fiscal years ended December 31, 2013, 2014 and 2015, revenue generated from the M&A and DCM principal markets constituted 59.4%, 62.2% and 61.4%, respectively, of our total revenue. The volume of these types of transactions drives demand for our services. Downturns in the global economy or in the economies of the geographies in which we do business, rising unemployment and reduced equity valuations all create risks that could harm our business. We are not able to predict the impact any potential worsening of macroeconomic conditions could also have on our results of operations. The level of activity in the financial services industry, including the financial transactions our services are used to support, is sensitive to many factors beyond our control, including interest rates, regulatory policies, general economic conditions, our customers' competitive environments, business trends, terrorism and political change. Unfavorable conditions or changes in any of these factors could adversely affect our business, operating results and financial condition.
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
If sales expected from any specific customer for a particular period are not realized in that period or at all or we are required to delay realization of revenue related to a transaction to a later period, our financial results could fall short of public expectations and our business, operating results and financial condition could be adversely affected.
Indemnity provisions in various agreements to which we are a party, including our customer agreements, potentially expose us to substantial liability for losses arising out of intellectual property infringement and other causes.
Certain of our agreements with customers and partners include indemnification provisions under which we have agreed to indemnify the counter-party for losses suffered or incurred as a result of claims of intellectual property infringement related to our Intralinks Platform or application solutions and, in some cases, for financial and other damages caused by us to property or persons. If we were required to make large indemnity payments, our business, operating results and financial condition could be materially and adversely affected.

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
A third party may assert that our technology or services violates its intellectual property rights. In particular, as the number of products and services offered in our markets increase, as well as the number of related patents issued in the United States and elsewhere, and the functionality of these products and services further overlap, we believe that infringement claims may arise. Any claims, regardless of their merit, could:

•	be expensive and time-consuming to defend;

•	force us temporarily to suspend or completely to stop providing services that incorporate the challenged intellectual property;

•	require us to redesign our technology and services;

•	divert management's attention and other company resources; and

•	require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies, which may not be available on terms acceptable to us, if at all.
We face shareholder lawsuits and other potential liabilities that could materially adversely impact our business, financial condition and results of operations.
We have been, are currently and may in the future be the subject of various lawsuits, proceedings and investigations. Specifically, we and certain of our current and former officers and directors were named as defendants in a class action lawsuit and we and certain of our current and former officers and directors were previously named as defendants in a series of stockholder derivative lawsuits, one of which remains ongoing. See Part I, Item 3 - "Legal Proceedings" for more information. Though the class action and one of these derivative lawsuits have been dismissed, given the stage of the remaining derivative lawsuit, we are unable to assess or quantify with any certainty the outcome, timing or potential costs of that matter.
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
Compliance with changing European privacy laws could require us to incur significant costs or experience significant business disruption and failure to so comply could result in an adverse impact on our business.
Our application solutions provide our customers with central locations where they can post information and make it accessible to any parties they authorize to access that information. In connection with offering our solutions to our customers and their invited guests, we collect user information related to the individuals who access our software solutions.
Europe Directive 95/46/EC, which covers the protection of individuals with regard to the processing of personal data and on the free movement of such data, or the Directive, has required European Union member states to implement data protection laws to meet the strict privacy requirements of the Directive. Among other requirements, the Directive regulates transfers of personally identifiable data that is subject to the Directive, or Personal Data, to third countries, outside the European Economic Area, or the EEA, such as the United States, that have not been found to provide adequate protection to such Personal Data. We have in the past relied upon adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU Framework as agreed to and set forth by the U.S. Department of Commerce and the European Union, which established a means for legitimating the transfer of Personal Data by data controllers in the EEA to the United States. As a result of the October 6, 2015 European Union Court of Justice, or ECJ, opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) regarding the adequacy of the U.S.-EU Safe Harbor Framework, the U.S.-EU Safe Harbor Framework is no longer deemed to be a valid method of compliance with requirements set forth in the Directive (and member states’ implementations thereof) regarding the transfer of Personal Data outside of the EEA.
Recently, it was announced that negotiators from Europe and the United States reached political agreement on a successor to the Safe Harbor framework that will be referred to as the EU-US Privacy Shield. However, it is likely to be months before all of the details regarding the Privacy Shield program are finalized and a procedure is introduced to allow interested companies to participate in the program. While the details regarding the Privacy Shield program continue to be finalized, we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new customers.
In light of the ECJ opinion in the Schrems case, we have begun to undertake efforts to conform transfers of Personal Data from the EEA based on current regulatory obligations, the guidance of data protection authorities and evolving best practices. Despite these efforts, we may be unsuccessful in establishing conforming means of transferring such data from the EEA, including due to ongoing legislative activity, which may vary the current data protection landscape.
We may also experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use our services due to the potential risk exposure that these customers might face as a result of the ECJ ruling in the Schrems case and the current data protection obligations imposed on them by certain data protection authorities. These customers may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain or otherwise objectionable and therefore decide not to do business with us.
We and our customers are at risk of enforcement actions taken by certain EU data protection authorities until such time as we may be able to ensure that all transfers of Personal Data to us from the EEA are conducted in compliance with all applicable regulatory obligations, the guidance of data protection authorities and evolving best practices. We may find it necessary to establish systems to maintain Personal Data originating from the EU in the EEA, which may involve substantial expense and may cause us to need to divert resources from other aspects of our business, all of which may adversely affect our business.
The Directive will be replaced in time with the pending European General Data Protection Regulation, which will impose additional obligations and risk upon our business and which may increase substantially the penalties to which we could be subject in the event of any non-compliance. We may incur substantial expense in complying with the new obligations to be imposed by the European General Data Protection Regulation and we may be required to make significant changes in our business operations, all of which may adversely affect our revenues and our business overall.
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
We currently market our solutions for a wide range of business processes. These include:

•	due diligence for M&A transactions;

•	public offerings and other strategic transactions;

•	loan syndication and other debt capital markets transactions;

•	board reporting;

•	partner document collaboration;

•	distribution of regulated content;

•	secure mobile access to content;

•	clinical trial management;

•	safety information exchange and drug development and licensing for the life sciences industry;

•	private equity fundraising, hedge fund marketing and investor reporting;

•	energy exploration and production ventures for the oil and gas industry;

•	contract and vendor management;

•	external content repositories; and

•	collaboration and sharing within and outside of organizations.
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
If we are unable to attract, engage, retain and integrate our executives and other key employees, we may not be able to implement our business strategy.
Our success depends, in large part, on our ability to attract, engage, retain and integrate qualified executives and other key employees throughout all areas of our business. Identifying, developing internally or hiring externally, training and retaining highly-skilled managerial, technical, sales and services, finance and marketing personnel are critical to our future. Competition for experienced and qualified employees can be intense. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash- and equity-based compensation. If we do not obtain the stockholder approval needed to continue granting equity compensation in a competitive manner, our ability to attract, retain, and motivate executives and key employees could be weakened. In addition, we may be unable to attract and retain key personnel on acceptable terms given the competition among technology companies for experienced management personnel. Failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations.
Further, we rely on the expertise and experience of our senior management, especially our President and Chief Executive Officer, Ronald W. Hovsepian, as well as the other executive officers and key employees referenced in Item 10 of this Annual Report. Although we have employment agreements with our executive officers, none of them or any of our other management personnel is obligated to remain employed by us. We have no key-man insurance on any members of our management team. The loss of services of any key management personnel could lower productive output, interrupt our strategic vision and make it more difficult to pursue our business goals successfully.
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
In our industry, there is substantial and continuous competition for individuals with high levels of technical experience and expertise in designing and developing innovative solutions. We may not be successful in attracting and retaining qualified personnel. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate technical qualifications. If we fail to attract new technical personnel or fail to retain and motivate our current technical personnel, we may not be able to meet our product development goals and our business could be materially harmed.
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
Our performance and growth depend on our ability to generate customer referrals and to develop referenceable customer relationships that will enhance our sales and marketing efforts. A failure to accomplish these objectives could materially harm our business.
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
We compete primarily on product functionality, service levels, security and compliance characteristics, price and reputation. Our competitors include companies that provide online products that serve as document repositories, virtual data rooms or enterprise content file sharing and collaboration solutions, together with other products or services that may result in those companies effectively selling these services at lower prices and creating downward pricing pressure for us. Some of our competitors may have significantly greater financial resources than we do and they may be able to devote greater resources to the development and improvement of their services than we can. As a result, our competitors may be quicker at implementing technological changes and responding to customers' changing needs including, but not limited to, changes in the area of data privacy. In addition, if our competitors consolidate or our smaller competitors are acquired by other, larger competitors, they may be able to provide services comparable to ours at a lower price due to their size. Our competitors may also develop services or products that are superior to ours and their products or services may gain greater market acceptance than our services. The arrival of new market entrants could reduce the demand for our services or cause us to reduce our pricing, resulting in a loss of revenue and adversely affecting our business, results of operations and financial condition.
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
We may not currently or in the future appropriately leverage advances in technology to achieve or sustain a competitive advantage in products, services, information and processes. Our customers and users regularly adopt new technologies and industry standards continue to evolve. The introduction of products or services and the emergence of new industry standards can render our existing services obsolete and unmarketable in short periods of time. We expect others to continue to develop, introduce new and enhance existing products and services, which will compete with our services. Our future success will depend, in part, on our ability to enhance our current services and to develop and introduce new services that keep pace with technological developments, emerging industry standards and the needs of our customers. We cannot assure you that we will be successful in cost-effectively developing, marketing and selling new services or service enhancements that meet these changing demands on a timely basis, that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these services, or that our new service and service enhancements will adequately meet the demands of the marketplace and achieve market acceptance. We also cannot assure you that the features that we believe will drive purchasing decisions will in fact be the features that our potential customers consider most significant.
Though acceptance of cloud-based enterprise software has advanced in recent years, some businesses may still be hesitant to adopt these types of solutions.
The cloud-based enterprise software market is not as mature as the market for on-premise enterprise software. Some businesses may still be uncertain as to whether a cloud-based service like ours is appropriate for their business needs. Many organizations have invested substantial personnel and financial resources to integrate traditional enterprise software into their organizations and, therefore, may be reluctant or unwilling to migrate to a cloud-based model for storing, accessing, sharing and managing their content. Because we derive, and expect to continue to derive, a substantial portion of our revenue and cash flows from sales of our cloud-based enterprise software solutions, our success will depend to a substantial extent on the widespread adoption of cloud computing for enterprises in general. It is difficult to predict customer adoption rates and demand for our services, the future growth rate and size of the cloud computing market or the entry of competitive services. The expansion of a cloud-based enterprise software market depends on a number of factors, including the cost, performance and perceived value associated with cloud computing, as well as the ability of companies that provide cloud-based services to address security and privacy concerns. If we or other providers of cloud-based services experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for cloud-based services as a whole, including our services, may be negatively affected. If there is a reduction in demand for cloud-based services caused by a lack of customer acceptance, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending or otherwise, we could experience decreased revenue, which could harm our growth rates and adversely affect our business and operating results.
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
We rely on SunGard Availability Services LP and its affiliates, or SunGard, for the maintenance of the equipment running our solutions and software at geographically dispersed hosting facilities. Our agreements with SunGard expire on December 31, 2017. If we are unable to renew, extend or replace these agreements, we may be unable to arrange for replacement services at a similar cost and in a timely manner, which could cause an interruption in our service. We do not control the operation of these SunGard facilities, each of which may be subject to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures or similar events. These facilities may also be subject to break-ins, sabotage, intentional acts of vandalism or similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster, cessation of operations by our third-party web hosting provider or SunGard's decision to close a facility without adequate notice or other unanticipated problems at any facility could result in lengthy interruptions in our service. In addition, the failure by these facilities to provide our required data communications capacity could result in interruptions in our service.
We have a substantial amount of debt that exposes us to risks that could adversely affect our business, operating results and financial condition.
We had a significant amount of indebtedness outstanding as of December 31, 2015, including $83.3 million outstanding pursuant to a Term Loan Credit Facility, $2.9 million in outstanding letters of credit pursuant to a Revolving Credit Facility and $4.7 million pursuant to an equipment loan financing arrangement. We refer to the Term Loan Credit Facility and the Revolving Credit Facility collectively as the Credit Facilities and the equipment loan financing arrangement as the Equipment Loan Financing. In February 2014, when we entered into the Credit Facilities, we refinanced all the outstanding indebtedness under our first lien credit facility entered into in June 2007, or the Prior Credit Facility. Each of our Credit Facilities is secured by liens on substantially all of our assets. Our Revolving Credit Facility is secured by a first lien on our cash, accounts receivable and certain other liquid collateral and a second lien on our other assets. Our Term Loan Credit Facility is secured by a second lien on our cash, accounts receivable and certain other liquid collateral and a first lien on our other assets. Our Equipment Loan Facility is secured by liens on the equipment financed under that facility. The level and nature of our indebtedness could, among other things:

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
We have the ability to request the issuance of letters of credit under our Revolving Credit Facility. As of December 31, 2015, the outstanding obligations under the Revolving Credit Facility were primarily related to separate letters of credit provided to landlords under outstanding operating lease agreements for certain of the Company's office locations.
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

In February 2014, we refinanced all of the outstanding indebtedness under our Prior Credit Facility with the proceeds of our new Term Loan Credit Facility and our new Revolving Credit Facility. In October 2015, we entered into the Equipment Loan Facility. The borrowings under our Credit Facilities are secured by substantially all of our assets, including our intellectual property. The borrowings under the Equipment Loan Facility are secured by liens on the equipment financed under that facility. Our loan agreements restrict, among other things, our ability to:

•	incur additional indebtedness other than in the normal course of business;

•	create liens;

•	make investments and acquisitions;

•	sell assets;

•	pay dividends or make distributions on and repurchase our stock; or

•	consolidate or merge with other entities.
In addition, certain of our loan agreements have a change in control provision that provides that, upon the occurrence of a change in control, all credit facility commitments shall terminate and all loans shall become due and payable. Furthermore, certain of our loan agreements require us to meet specified minimum financial measurements. The operating and financial restrictions and covenants in our loan agreements, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control and we may not be able to meet those covenants. A breach of any of the covenants under one of our loan agreements could result in a default under some or all of our loan agreements, which could cause all of the outstanding indebtedness under our loan agreements to become immediately due and payable and terminate all commitments to extend further credit, if any.
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
Credit rating agencies review their ratings periodically and, therefore, the credit rating assigned to us by each of the rating agencies may be subject to revision at any time. Factors that can affect our credit ratings include changes in our operating performance, the economic environment, our financial position, conditions in and periods of disruption in any of our principal markets and changes in our business strategy. If weak financial market conditions or competitive dynamics cause any of these factors to deteriorate, we could see a reduction in our corporate credit rating. In the past, we experienced a downgrade in one of our corporate credit ratings. Since investors, analysts and financial institutions often rely on credit ratings to assess a company's creditworthiness and risk profile, make investment decisions and establish threshold requirements for investment guidelines, our ability to raise capital, our access to external financing, our ability to refinance our indebtedness, our stock price and analyst coverage of our stock could be negatively impacted by a further downgrade to our credit rating.
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
Expansion of our business internationally will subject us to additional economic, financial and operational risks that could increase our costs and make it difficult for us to operate profitably.
One of our key growth strategies is to pursue international expansion. International revenue accounted for 41.3%, 42.8% and 40.7%, of our revenue in 2013, 2014 and 2015, respectively. In addition, a further portion of our revenue is associated with employees of United States customers using our services outside of the United States. The continued expansion of our international operations may require significant expenditure of financial and management resources and may result in increased administrative and compliance costs. In addition, international expansion will increasingly subject us to the risks inherent in conducting business internationally, including:

•
anti-corruption laws, such as the Foreign Corrupt Practices Act, the U.K. Bribery Act, the Brazil Anti-Corruption Law of 2014 (Law nº. 12,846/2013) and other local laws prohibiting corrupt payments to governmental officials and private actors, and antitrust and competition regulations, among others;

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

We may have exposure to additional tax liabilities and any changes in the effective tax rate may materially harm our cash flows, financial condition and results of operation.
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
In general, many governments and tax authorities are increasing their scrutiny of multi-national companies, which has contributed to an increase in audit activity and aggressive stances taken by tax authorities. In our case, in early 2015, French tax authorities commenced an inspection, based on a court order, of our business and operations to determine whether we are in compliance with our French tax obligations. The order was subsequently appealed and a court date has been set for the second quarter of 2016. In the first quarter of 2016, we received notification of the commencement of an audit from the French tax authorities. It is our understanding that several multi-national technology companies have been involved in tax related audits or other inquiries in France. While we believe that we comply with French tax law, French tax authorities may determine that we owe additional taxes and may also assess penalties and interest against us. We intend to contest any assessment of this nature, if material. In general, governments in the United States and Europe are increasingly focused on ways to increase tax revenues, which has contributed to an increase in audit activity and harsher stances taken by tax authorities. Any additional taxes or other assessments that we may be required to pay could be in excess of our current tax provisions or may require us to modify our business practices in order to reduce our exposure to additional taxes going forward, any of which could have a material adverse effect on our business, results of operations and financial condition.
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
A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of existing accounting pronouncements have occurred and will occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way in which we conduct our business.
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a public company, we are subject to the reporting requirements of the Securities Exchange, the Sarbanes-Oxley Act and the listing standards of the New York Stock Exchange, or the NYSE, the exchange on which our common stock is listed (NYSE: IL). We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly and place significant strain on our personnel, systems and resources.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to refine our disclosure controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we will file with the SEC is properly recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are also continuing to improve our internal control over financial reporting. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.
Our current controls and any new controls that we develop in the future may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of management reports and independent registered public accounting firm audits of our internal control over financial reporting that we will be required to include in our periodic reports that will be filed with the SEC. If we were to have ineffective disclosure controls and procedures or internal control over financial reporting, our investors could lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our common stock.
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
In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide technology support, maintenance, warranties or assurance of title or controls on the origin of the software.
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
As of December 31, 2015, we had net operating loss carryforwards of $38.5 million, including $16.9 million of windfall tax benefits attributable to equity compensation, to offset future taxable income, which expire in various years beginning in 2022 through 2033, if not utilized. If we were not to generate sufficient future taxable income, this would adversely affect our ability to utilize these net operating loss carryforwards. In addition, under the Internal Revenue Code, substantial changes in our ownership could limit the amount of net operating loss carryforwards that can be utilized annually in the future to offset taxable income. Sections 382 and 383 of the Internal Revenue Code impose limitations on a company's ability to use net operating loss carryforwards and other tax attributes if a company experiences a more-than-50-percent ownership change over a three-year period. We believe that, as a result of our initial and follow-on public offerings, or as a result of prior or future issuances of our capital stock, it is possible that such a change in our ownership could occur in the future. If such a change in our ownership occurs, our ability to use our net operating loss carryforwards in any future periods may be limited on an annual basis.
We incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our operating results.
Since our initial public offering, we have incurred and will continue to incur as a public company significant additional legal, accounting and other costs to which we were not subject to as a private company, including expenses related to our efforts in complying with Sarbanes-Oxley, and other public company disclosure and corporate governance requirements, responding to requests of government regulators and defending the class action and stockholder derivative lawsuits that were filed against us. Our management and other personnel will continue to need to devote a substantial amount of time to these compliance initiatives. We expect that these rules, regulations and proceedings may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage previously available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.
If we are required to collect sales and use taxes on the services we sell in additional jurisdictions, we may be subject to liability for past sales and our future sales could decrease.
We currently collect sales or use tax on our services in fourteen states. Historically, with a few exceptions, we have not charged or collected value added tax on our services anywhere in the world. We may lose sales or incur significant expenses should tax authorities in other jurisdictions where we do business be successful in imposing sales and use taxes, value added taxes or similar taxes on the services we provide. A successful assertion by one or more tax authorities that we should collect sales or other taxes on the sale of our services could result in substantial tax liabilities for past sales, including interest and penalty charges, and could discourage customers from purchasing our services and otherwise harm our business. Further, we may conclude based on our own review that our services may be subject to sales and use taxes in other areas where we do business. Under these circumstances, we may voluntarily disclose our estimated liability to the respective tax authorities and initiate activities to collect taxes going forward.
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
We record a valuation allowance to reduce our net deferred tax assets to the amount that we believe is more-likely-than-not realizable. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent, feasible and practical tax planning strategies. On a regular basis we evaluate our deferred tax asset balance for realizability. To the extent we believe it is more-likely-than-not that some portion of our deferred tax assets will not be realized, we increase the valuation allowance against the deferred tax assets. If our assumptions and consequently our estimates change in the future, the valuation allowance may be increased or decreased, resulting in a respective increase or decrease in income tax expense. As of December 31, 2015, we assessed that it is more-likely-than-not that we will not realize a portion of our U.S. deferred tax assets based on the absence of sufficient positive objective evidence that we would generate sufficient future taxable income to realize that portion of deferred tax assets being valued. Accordingly and as more fully described in Note 8 - "Income Tax" included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K, as of December 31, 2015, we continued to maintain a valuation allowance on our U.S. deferred tax assets.
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
Risks Related to Our Common Stock
Our stock price may fluctuate significantly and could subject us to litigation.
The stock market, particularly in recent years, has experienced significant volatility, particularly with respect to technology stocks. The volatility of technology stocks often does not relate to the operating performance of the companies themselves. Factors that could cause volatility in the market price of our common stock include:

•
variations in our operating results, earnings per share, cash flows from operating activities, deferred revenue and other financial metrics and non-financial metrics, and how those results compare to analyst expectations;

•	market conditions affecting our customers' businesses, including the level of activity in the M&A and syndicated loan markets;

•	the loss of any major customers or the acquisition of new customers for our services;

•	announcements of new services or functions by us or our competitors;

•	developments concerning intellectual property rights;

•	comments by securities analysts, including the publication of their estimates of our operating results;

•	actual and anticipated fluctuations in our quarterly operating results, including fluctuations resulting from changes in foreign exchange rates;

•	rumors relating to us or our competitors;

•	disruptions in our service due to computer hardware, software and network or data center problems;

•	developments relating to lawsuits and investigations involving us;

•	actions of stockholders, including sales of shares by our directors and executive officers;

•	trading activity by a limited number of stockholders who together beneficially own a significant portion of our outstanding common stock;

•	additions or departures of key personnel; and

•	developments concerning current or future strategic alliances or acquisitions.
These and other factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, if the market for technology stocks or the stock market in general experiences uneven investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. These and other factors causing volatility in the market price of our stock could subject us to securities class action litigation. We are currently, and may in the future be, the subject of class action and stockholder derivative lawsuits that could require us to incur substantial costs defending such lawsuits and divert the time and attention of our management.
Our principal stockholders could exercise significant control over our company.
As of February 29, 2016, our two largest stockholders beneficially owned, in the aggregate, shares representing 26.7% of our outstanding capital stock. Although we are not aware of any voting arrangements in place among these stockholders, if these stockholders were to choose to act together, as a result of their stock ownership, they would likely be able to influence our management and affairs. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

Future sales of shares by existing stockholders could cause our stock price to decline.
If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. As of December 31, 2015, we had 58,434,464 shares of common stock outstanding. A relatively small number of our shareholders own large blocks of shares. We cannot predict the effect, if any, that public sales of these shares will have on the market price of our common stock.
In addition, shares subject to outstanding options under our equity incentive plans and shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. Moreover, as of February 29, 2016, entities affiliated with TA Associates, L.P. and Rho Capital Partners, Inc. held 15,649,337 shares of our common stock and have the right to require us to register these shares under the Securities Act of 1933, as amended, pursuant to a registration rights agreement. If our existing stockholders sell substantial amounts of our common stock in the public market, or if the public perceives that these types of sales could occur, this could have an adverse impact on the market price of our common stock, even if there is no relationship between these types of sales and the performance of our business.
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

•
a forum selection bylaw that establishes the Court of Chancery in the State of Delaware as the sole and exclusive forum for certain legal claims and actions, including (i) derivative actions, (ii) actions asserting a breach of fiduciary duty owed by our directors, officers or other employees, (iii) actions based on the Delaware General Corporation Law, our certificate of incorporation or by-laws, or (iv) actions asserting a claim governed by the internal affairs doctrine, unless we consent in writing to the selection of an alternative forum; and

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal executive office located at 150 East 42nd Street, New York, New York occupies 43,304 square feet which is subject to a lease agreement that expires in July 2021. In addition, we have a facility in Waltham, Massachusetts that occupies 51,325 square feet under a lease that expires in October 2024. Our New York and Waltham facilities house members of our development, sales, marketing, human resources, services, finance and legal departments.
We also maintain leased space in a number of cities in the United States and around the globe for our sales, services and development activities. We believe that our facilities are adequate for our current needs. However, we may obtain additional office space to house additional services personnel in the near future, and we may require other additional office space as our business grows.
ITEM 3. LEGAL PROCEEDINGS
For a discussion of our material pending legal proceedings, see Note 15 - “Commitments and Contingencies” included in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
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

	High	Low
Fiscal year ended December 31, 2015:
First quarter	$12.24	$10.05
Second quarter	$12.69	$9.23
Third quarter	$12.00	$8.26
Fourth quarter	$10.25	$8.27

Fiscal year ended December 31, 2014:
First quarter	$12.00	$9.72
Second quarter	$10.63	$7.91
Third quarter	$9.47	$7.82
Fourth quarter	$11.90	$7.91
Holders of Record
On February 29, 2016, the closing price of our common stock on the NYSE was $7.77 and there were approximately 20 holders of record of our common stock. Because the substantial majority of the outstanding shares of our common stock are held by brokers and other institutions on behalf of shareholders, we are not able to estimate the total number of beneficial shareholders represented by these record holders.
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
The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite index and the NASDAQ Computer and Data Processing index for the period beginning December 31, 2010 through December 31, 2015, assuming an initial investment of $100.

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
Unregistered Sales of Equity Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and related notes included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. The consolidated statements of operations data for each of the three years in the period ended December 31, 2015 and the consolidated balance sheet data at December 31, 2015 and 2014 are derived from our audited Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2012 and 2011 and the consolidated balance sheet data at December 31, 2013, 2012, and 2011 have been derived from our audited Consolidated Financial Statements not included in this Form 10-K. Our historical results are not necessarily indicative of the results to be expected for future periods.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except share and per share data)
Consolidated Statements of Operations:
Revenue	$276,153	$255,821	$234,496	$216,667	$213,504
Cost of revenue	75,966	69,348	64,885	62,354	56,385
Gross profit	200,187	186,473	169,611	154,313	157,119
Operating expenses:
Sales and marketing	124,006	115,867	108,428	96,198	88,872
General and administrative	73,589	69,911	57,063	50,608	40,808
Product development	25,790	22,429	20,014	21,092	18,579
Impairment of capitalized software	—	—	—	8,715	—
Total operating expenses	223,385	208,207	185,505	176,613	148,259
(Loss) income from operations	(23,198)	(21,734)	(15,894)	(22,300)	8,860
Interest expense	4,435	4,202	4,136	6,435	10,645
Amortization of debt issuance costs	571	579	358	740	1,369
Other expense (income), net	1,335	1,746	239	(1,870)	(3,123)
Net loss before income tax	(29,539)	(28,261)	(20,627)	(27,605)	(31)
Income tax expense (benefit)	845	(1,765)	(5,349)	(10,225)	1,212
Net loss	$(30,384)	$(26,496)	$(15,278)	$(17,380)	$(1,243)
Net loss per common share
Basic	$(0.53)	$(0.47)	$(0.28)	$(0.32)	$(0.02)
Diluted	$(0.53)	$(0.47)	$(0.28)	$(0.32)	$(0.02)
Weighted average number of shares
Basic	57,172,659	55,932,641	55,135,657	54,352,536	53,381,655
Diluted	57,172,659	55,932,641	55,135,657	54,352,536	53,381,655

	December 31,
	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:	(In thousands)
Cash and cash equivalents	$47,875	$40,682	$50,540	$43,798	$46,694
Investments (1)	$12,425	$24,455	$34,886	$31,549	$36,120
Working capital (2)	$28,870	$22,376	$54,223	$55,486	$65,425
Total assets (2)	$461,713	$471,860	$483,814	$482,285	$517,630
Long-term debt, net of current portion	$80,501	$77,933	$75,004	$75,238	$91,164
Accumulated deficit	$(169,594)	$(139,210)	$(112,714)	$(97,436)	$(80,056)
Total stockholders' equity	$282,151	$300,939	$316,101	$322,052	$331,830
(1) At December 31, 2014, $11.8 million is included in current assets and $12.6 million is included in non-current assets.
(2) Includes reclassifications of deferred tax assets and liabilities related to ASU 2015-17, Balance Sheet Classification of Deferred Taxes. See Note 2 - "Summary of Significant Accounting Policies" included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Executive Overview
Intralinks is a leading global technology provider of Software-as-a-Service, or SaaS, solutions for secure enterprise content collaboration within and among organizations. Our cloud-based solutions enable organizations to securely manage, control, track, search, exchange and collaborate on sensitive information inside and outside the firewall, all within an easy-to-use environment.
Key Metrics
We monitored the following key metrics to help us measure our performance, identify trends affecting our business, establish budgets, assess operational efficiencies and make strategic decisions.

	Year Ended December 31,
	2015	2014	2013
Key Metrics	(In thousands)
Revenue	$276,153	$255,821	$234,496
Non-GAAP adjusted gross profit	$209,009	$195,202	$178,439
Non-GAAP adjusted gross margin	75.7%	76.3%	76.1%
Non-GAAP adjusted operating income	$12,311	$12,441	$16,036
Non-GAAP adjusted net income	$3,701	$3,667	$7,008
Non-GAAP adjusted EBITDA	$39,060	$38,068	$36,900
Non-GAAP adjusted EBITDA margin	14.1%	14.9%	15.7%
Net cash provided by operating activities	$30,702	$25,773	$42,009
Free cash flow	$(7,441)	$(11,126)	$14,538

	December 31,
	2015	2014	2013
Enterprise 12-month backlog growth	15.6%	11.5%	(0.3)%

Enterprise backlog comprises contractual commitments and deferred revenue related to our Enterprise principal market. Enterprise 12-month backlog growth represents the increase in committed future revenue to be derived from our Enterprise principal market over the next twelve months as compared to the amount of that backlog as of the same date in the prior year.
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
Management believes that these non-GAAP financial measures, when viewed with our results under U.S. GAAP and the accompanying reconciliations, provide useful information about our period-over-period growth and provide additional information that is useful for evaluating our operating performance. In addition, free cash flow provides management with useful information for managing the cash needs of our business. Management also believes that these non-GAAP financial measures provide a more meaningful comparison of our operating results against those of other companies in our industry, as well as on a period-over-period basis, because these measures exclude items that are not representative of our operating performance, such as amortization of intangible assets, stock-based compensation expense and interest expense. Management believes that including these costs in our results of operations results in a lack of comparability between our operating results and those of our peers in the industry. However, these non-GAAP measures should be considered in addition to results prepared in accordance with U.S. GAAP and, accordingly, should not be considered as substitutes for or superior to U.S. GAAP results.

The table below provides reconciliations of U.S. GAAP financial measures to the non-GAAP financial measures discussed above:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Gross profit	$200,187	$186,473	$169,611
Gross margin	72.5%	72.9%	72.3%
Cost of revenue – amortization of intangible assets	8,331	8,206	8,136
Cost of revenue – stock-based compensation	491	523	692
Non-GAAP adjusted gross profit	$209,009	$195,202	$178,439
Non-GAAP adjusted gross margin	75.7%	76.3%	76.1%

Loss from operations	$(23,198)	$(21,734)	$(15,894)
Amortization of intangible assets	23,949	23,791	23,644
Stock-based compensation expense	11,560	10,384	8,286
Non-GAAP adjusted operating income	$12,311	$12,441	$16,036

Net (loss) before income tax	$(29,539)	$(28,261)	$(20,627)
Stock-based compensation expense	23,949	23,791	23,644
Amortization of intangible assets	11,560	10,384	8,286
Non-GAAP adjusted net income before tax	5,970	5,914	11,303
Non-GAAP income tax expense	2,269	2,247	4,295
Non-GAAP adjusted Net income	$3,701	$3,667	$7,008

Net loss	$(30,384)	$(26,496)	$(15,278)
Depreciation and amortization	26,749	25,627	20,864
Amortization of intangible assets	23,949	23,791	23,644
Stock-based compensation expense	11,560	10,384	8,286
Interest expense	4,435	4,202	4,136
Amortization of debt issuance costs	571	579	358
Other expense, net	1,335	1,746	239
Income tax expense (benefit)	845	(1,765)	(5,349)
Non-GAAP adjusted EBITDA	$39,060	$38,068	$36,900
Non-GAAP adjusted EBITDA margin	14.1%	14.9%	15.7%

Cash flow provided by operations	$30,702	$25,773	$42,009
Capital expenditures	(12,703)	(9,823)	(6,976)
Capitalized software development costs	(25,440)	(27,076)	(20,495)
Free cash flow	$(7,441)	$(11,126)	$14,538
Components of Operating Results
Sources of Revenue
We derive revenue principally through fixed commitment contracts under which we provide customers with various services, including access to our cloud-based Intralinks Platform, access to one or more of our Intralinks exchanges and access to Intralinks VIA workspaces, as well as the related customer support and other services. Management operates the business in one reportable segment, assessing performance and making operating decisions based on our single operating segment and reporting unit structure. However, to date we have monitored certain revenue metrics and trends by principal markets, as defined below. We also monitor the mix of "subscription" and "transaction" customers (as defined in "Critical Accounting Policies and Estimates") within these markets, as well as revenue growth in international locations.

The following represent our principal markets:

•
Mergers & Acquisitions, or M&A, comprises customers spanning a variety of industries, including financial services, pharmaceutical, manufacturing, biotechnology, consumer, energy, telecommunications, industrial, legal, professional services, insurance and technology who use the Intralinks Platform for project-based transactions, such as mergers, acquisitions and dispositions, primarily under transaction arrangements. These customers are typically referred to us by financial or legal advisors involved in the respective transactions.

•
Enterprise comprises customers, across the same variety of industries described above, who use the Intralinks Platform for a wide range of corporate purposes, primarily under subscription arrangements.

•
Debt Capital Markets, or DCM, comprises customers within the financial services industry who use the Intralinks Platform for loan syndication and administration and other debt-related transactions, primarily under subscription arrangements.

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
Critical Accounting Policies and Estimates
The preparation of financial statements requires the application of appropriate accounting policies and the use of estimates. Our significant accounting policies are described in Note 2 - "Summary of Significant Accounting Policies" included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. Management considers the following accounting policies and estimates to be critical to an understanding of our financial statements because their application requires significant judgment on the part of management.

The preparation of our Consolidated Financial Statements requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates. On an ongoing basis, we evaluate our estimates and assumptions including those related to the determination of the fair value of stock-based awards, including estimated forfeitures of such awards, the fair value of our single operating segment and reporting unit, the recoverability of our definite-lived intangible assets, capitalized software and fixed assets (and their related useful lives), certain components of the income tax provision, including the valuation allowance on deferred tax assets, allowances for doubtful accounts and reserves for customer credits and accruals for certain compensation expenses. We base our estimates, judgments and assumptions on historical experience, our forecasts and budgets and on various other factors that we believe to be reasonable under the circumstances.
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
Stock-Based Compensation - Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized ratably as an expense, net of estimated forfeitures, over the vesting period of the award. We use the Black-Scholes option pricing model to determine the fair value of options granted under our 2010 Equity Incentive Plan, as well as the rights awarded under our 2010 Employee Stock Purchase Plan, or ESPP. The fair value of restricted shares of common stock, or RSAs, and restricted stock units, or RSUs, is generally determined using the intrinsic value of our common stock at the time of grant, with the exception of certain performance based RSAs and RSUs. The fair value of performance based RSAs and RSUs was determined using a Monte-Carlo simulation.
Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the use of subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. Due to our limited trading history, we estimate volatility for option grants by evaluating the average historical volatility of a peer group of similar public companies. The expected term of our option awards represent the period that our stock-based awards are expected to be outstanding. For purposes of determining the expected term, we use the “simplified” method, which uses the midpoint between the vesting date and the end of the contractual term.
In addition to assumptions used in the Black-Scholes option-pricing model, we estimate a forfeiture rate to calculate the stock-based compensation expense for our option awards. We consider several factors when estimating future forfeitures, including types of awards, employee level and historical experience. If this estimated rate changes in future periods due to different actual forfeitures, our stock-based compensation expense may increase or decrease significantly. If there are any modifications or cancellations of the underlying unvested securities or the terms of the awards, we may be required to accelerate, increase or cancel any remaining unamortized stock-based compensation.
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
During 2014, we recorded a valuation allowance against our net deferred tax assets. The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. In making this assessment, significant weight is given to evidence that can be objectively verified. After considering both negative and positive objectively verifiable evidence to assess the recoverability of our net deferred tax assets during 2014, we determined that it was not more likely than not we would realize the full value of our deferred tax assets given the cumulative three-year historical results, as well as current uncertainties regarding the timing of profits as we invest in future growth. We continue to monitor the likelihood that we will be able to realize our deferred tax assets in the future and, as of December 31, 2015, we continue to maintain a valuation allowance on our U.S. net deferred tax assets. Our judgment regarding future profitability may change due to many factors, including future market conditions and the ability to successfully execute on our business plans and/or tax planning strategies. Should there be a change in the ability to recover deferred tax assets, our tax provision would increase or decrease in the period in which the assessment is changed.
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
Accounts Receivable - We record accounts receivable at amounts due from customers, net of an allowance for doubtful accounts and reserve for potential credits issued to customers. We evaluate the adequacy of the allowance for doubtful accounts and the credit reserve on a quarterly basis. This evaluation includes historical loss experience, length of time receivables are past due, adverse situations that may affect a customer's ability to pay its obligations to us, prevailing market conditions and historical patterns of actual credits issued. This evaluation is inherently subjective and we may revise our estimates as more information becomes available.
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
At December 31, 2015, we had $224.4 million of goodwill, which includes $8.5 million of goodwill related to the acquisition of docTrackr in April 2014. Goodwill is assessed for impairment annually as of October 1 or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The goodwill impairment test is based on our determination that we operate as a single operating segment and reporting unit.
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
Long-Lived Assets - Long-lived assets consist of definite-lived intangible assets, capitalized software and fixed assets that are subject to depreciation or amortization over the useful life of the related asset. The useful lives of our long-lived assets are determined based on our estimate of the period over which the related asset will be utilized. We review these estimated useful lives periodically for reasonableness. We may be required to change these estimates based on changes in our industry or other changing circumstances. If these estimates change in the future, we may be required to recognize increased or decreased depreciation expense for these assets.
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
Warranties and Indemnification - Our revenue generating contracts generally provide for indemnification of customers against liabilities arising from third party claims that are attributable to the breach of warranties or infringement of third party intellectual property rights, subject to any contractual limitations of liability. We have also entered into contracts that include service level agreements in which we have warranted that we will provide certain levels of uptime. A subset of those customers have the explicit right, under the terms of their contracts, to receive credits or terminate their agreements with us in the event that we fail to meet those stated service levels. We rely on a risk framework to define our risk tolerances and establish limits to ensure that potential risk-related losses under our customer agreements are within acceptable limits. Factors that we consider in determining our potential exposure under customer contracts include the fact that we typically disclaim liability for consequential and indirect damages, including for loss of data, resulting from any breach of contract and that we, to date, have not had to repair or replace any services or been impacted by any payout in connection with any of these guarantees. To date, we have not incurred any material costs as a result of these indemnification obligations and have not accrued any liabilities related to these obligations in the Consolidated Financial Statements. In addition, to date, we have not provided credits nor had any agreement canceled based on our service level agreements.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncement, see Item 8 - "Financial Statements and Supplementary Data" in this Form 10-K.

Results of Operations
The following table sets forth Consolidated Statements of Operations data as a percentage of revenue.

	Years Ended December 31,
	2015	2014	2013
Revenue	100.0%	100.0%	100.0%
Cost of revenue	27.5%	27.1%	27.7%
Gross profit	72.5%	72.9%	72.3%
Operating expenses:
Sales and marketing	44.9%	45.3%	46.2%
General and administrative	26.6%	27.3%	24.3%
Product development	9.3%	8.8%	8.5%
Total operating expenses	80.9%	81.4%	79.1%
Loss from operations	(8.4)%	(8.5)%	(6.8)%
Interest expense	1.6%	1.6%	1.8%
Amortization of debt issuance costs	0.2%	0.2%	0.2%
Other expense, net	0.5%	0.7%	0.1%
Net loss before income tax	(10.7)%	(11.0)%	(8.8)%
Income tax expense (benefit)	0.3%	(0.7)%	(2.3)%
Net loss	(11.0)%	(10.4)%	(6.5)%
Comparison of the Years ended December 31, 2015, 2014, and 2013
Revenue

	Years Ended December 31,			Change from 2014 to 2015		Change from 2013 to 2014
	2015	2014	2013	$	%	$	%
	(Dollars in thousands)
M&A	$139,917	$130,471	$110,456	$9,446	7.2%	$20,015	18.1%
Enterprise	106,683	96,711	95,246	9,972	10.3%	1,465	1.5%
DCM	29,553	28,639	28,794	914	3.2%	(155)	(0.5)%
Total revenue	$276,153	$255,821	$234,496	$20,332	7.9%	$21,325	9.1%
M&A revenue increased $9.4 million, or 7.2%, from 2014 to 2015. The increase in M&A revenue resulted from a higher volume of strategic business transactions in the market.
M&A revenue increased $20.0 million, or 18.1%, from 2013 to 2014. The increase in M&A revenue resulted from a higher volume of strategic business transactions in the market.
Enterprise revenue increased $10.0 million, or 10.3%, from 2014 to 2015. The increase in Enterprise revenue was primarily the result of our continuing focused efforts to grow our Intralinks VIA product offering.
Enterprise revenue increased $1.5 million, or 1.5%, from 2013 to 2014. The increase in Enterprise revenue was primarily due to the growth in revenue generated from our Intralinks VIA product offering.
DCM revenue increased $0.9 million, or 3.2%, from 2014 to 2015. The increase in DCM revenue was due, in part, to the impact of an increase in the subscription renewal commitment level from an existing contract.
DCM revenue in 2014 remained largely unchanged from 2013.

Cost of Revenue and Gross Profit

	Years Ended December 31,			Change from 2014 to 2015		Change from 2013 to 2014
	2015	2014	2013	$	%	$	%
	(Dollars in thousands)
Cost of revenue	$75,966	$69,348	$64,885	$6,618	9.5%	$4,463	6.9%
Gross profit	$200,187	$186,473	$169,611	$13,714	7.4%	$16,862	9.9%
Gross margin	72.5%	72.9%	72.3%	(0.4) points		0.6 points
Cost of revenue increased $6.6 million, or 9.5%, from 2014 to 2015 due to increases in employee compensation and related expenses of $2.8 million, primarily related to an increase in headcount and various cost of revenue related expenses of $3.1 million comprising hosting, depreciation and software license and maintenance fees primarily due to investments in the infrastructure of our Intralinks platform. The increase was also due to an increase in amortization of capitalized software development costs of $0.8 million. Gross margin decreased 0.4 points as a result of the continued investment in our Intralinks platform.
Cost of revenue increased $4.5 million, or 6.9%, from 2013 to 2014 largely due to a $3.0 million increase in amortization of capitalized software related to the enhancement of our service offerings, as well as an increase in employee compensation and related expenses of $1.4 million primarily due to an increase in headcount. Gross margin increased 0.6 points due to the $21.3 million increase in revenue, primarily related to the growth in M&A revenue, partially offset by an increase of $4.5 million in cost of revenue.
Operating Expenses

	Years Ended December 31,			Change from 2014 to 2015		Change from 2013 to 2014
	2015	2014	2013	$	%	$	%
	(Dollars in thousands)
Sales and marketing	$124,006	$115,867	$108,428	$8,139	7.0%	$7,439	6.9%
General and administrative	73,589	69,911	57,063	3,678	5.3%	12,848	22.5%
Product development	25,790	22,429	20,014	3,361	15.0%	2,415	12.1%
Total operating expenses	$223,385	$208,207	$185,505	$15,178	7.3%	$22,702	12.2%
Sales and marketing expense increased $8.1 million, or 7.0%, from 2014 to 2015, driven primarily by increases in employee compensation and related expenses, including sales commissions, of $6.9 million and travel and entertainment expenses of $2.1 million, primarily due to increased headcount, as well as increased sales. These increases were partially offset by a decrease in marketing expenses of $0.7 million.
Sales and marketing expense increased $7.4 million, or 6.9%, from 2013 to 2014, driven primarily by increases in (i) employee compensation and related expenses of $5.1 million primarily due to increased headcount, (ii) travel and entertainment expenses of $1.0 million, primarily related to increased headcount, (iii) commission expense to third-party partners of $0.9 million primarily due to new channel partners in 2014, and (iv) allocated rent and telecommunications expense of $0.9 million, which was due, in part, to early termination fees related to all of the premises leased under our Charlestown, Massachusetts lease, as well as higher allocated rent expense from our new Waltham, Massachusetts and London offices.
General and administrative expense increased $3.7 million, or 5.3%, from 2014 to 2015, driven primarily by increases in employee compensation and related expenses of $5.3 million, primarily related to increased headcount, as well as an increase in stock-based compensation expense due to an increase in equity awards granted to key employees, and an increase in bad debt expense of $1.0 million. These increases were partially offset by a decrease of $2.9 million in consulting and contractor expenses.
General and administrative expense increased $12.8 million, or 22.5% from 2013 to 2014, driven primarily by increases in (i) employee compensation and related expenses of $4.3 million primarily due to an increase in headcount, as well as stock-based compensation expense related to an increase in equity awards granted to key employees, (ii) professional fees of $3.4 million primarily due to transaction costs associated with the acquisition of docTrackr and other strategic initiatives, (iii) software maintenance and licensing fees of $1.8 million in support of enhancements to our IT infrastructure, and (iv) bad debt expense of $0.7 million.
Product development expense increased $3.4 million, or 15.0%, from 2014 to 2015, driven primarily by increases in employee compensation and related expenses of $3.2 million primarily due to an increase in headcount, as well as a decrease in the percentage of employee compensation and related expenses that were capitalized during the year.

Product development expense increased $2.4 million, or 12.1%, from 2013 to 2014, driven by increases in employee compensation and related expenses of $2.2 million primarily due to an increase in headcount.
Total product development costs comprise product development expense and capitalized software.

	Years Ended December 31,			Change from 2014 to 2015		Change from 2013 to 2014
	2015	2014	2013	$	%	$	%
	(Dollars in thousands)
Product Development Expense	$25,790	$22,429	$20,014	$3,361	15.0%	$2,415	12.1%
Capitalized Software	25,843	25,544	21,761	299	1.2%	3,783	17.4%
Total product development costs	$51,633	$47,973	$41,775	$3,660	7.6%	$6,198	14.8%
The total product development costs increases of $3.7 million, or 7.6%, from 2014 to 2015, and $6.2 million, or 14.8%, from 2013 to 2014, were driven primarily by the factors described above.
Non-Operating Expenses

	Years Ended December 31,			Change from 2014 to 2015		Change from 2013 to 2014
	2015	2014	2013	$	%	$	%
	(Dollars in thousands)
Interest expense	$4,435	$4,202	$4,136	$233	5.5%	$66	1.6%
Amortization of debt issuance costs	$571	$579	$358	$(8)	(1.4)%	$221	61.7%
Other expense, net	$1,335	$1,746	$239	$(411)	(23.5)%	$1,507	>100%
Interest expense increased $0.2 million, or 5.5%, from 2014 to 2015, primarily due to a higher interest rate and higher average debt outstanding following the refinancing of our prior credit facility in February 2014.
Interest expense increased $0.1 million, or 1.6%, from 2013 to 2014. Excluding capitalized interest, interest expense increased $1.3 million, or 28.3%, due to a higher interest rate and higher average debt balance outstanding following the refinancing of our credit facility in February 2014. This increase in interest expense was primarily offset by an increase in capitalized interest of $1.3 million due in part to a higher interest rate and capitalized software costs in 2014 compared to 2013.
Amortization of debt issuance costs remained largely unchanged from 2014 to 2015.
Amortization of debt issuance costs increased $0.2 million, or 61.7%, from 2013 to 2014, primarily due to additional debt issuance costs related to the refinancing of our credit facility in February 2014.
Other expense, net comprises foreign currency transaction (gains) losses and interest income. Foreign currency transaction (gains) losses largely relate to the remeasurement of Euro denominated accounts receivable held by entities where the Euro is not the functional currency. Net foreign currency transaction losses were $1.4 million, $1.9 million and $0.3 million in 2015, 2014 and 2013, respectively.
Income Tax Expense (Benefit)

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Income tax expense (benefit)	$845	$(1,765)	$(5,349)
We recorded an income tax expense of $0.8 million despite a pre-tax loss of $29.5 million for the year ended December 31, 2015 primarily because the income tax benefit related to the U.S. pre-tax loss generated during the period was subject to a valuation allowance. Our effective tax rates for the years ended December 31, 2014 and 2013 of 6.2% and 25.9%, respectively, differ from the U.S. Federal statutory tax rate primarily due to stock-based compensation expense for incentive stock options and our ESPP, which are not tax-deductible, other non-tax-deductible expenses, state income taxes and foreign income taxes, partially offset by research and development credits.
We regularly assess whether a valuation allowance is required on our deferred tax assets by considering both positive and negative evidence related to the likelihood of the realization of our deferred tax assets. In our evaluation, we considered our cumulative loss in recent years and our forecasted losses in the near-term as significant negative evidence. We determined that the negative evidence outweighed the positive evidence and a valuation allowance of $6.4 million on our net U.S. deferred tax assets was established during the fourth quarter of 2014. At December 31, 2015, we continue to maintain a full valuation allowance of $19.6 million on our net U.S. deferred tax assets. We will continue to assess the realizability of our deferred tax assets going forward and will adjust the valuation allowance as needed. See Note 8 - "Income Tax" included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for our reconciliation of income taxes at the statutory federal rate to the provision for income taxes.
Seasonality
Renewal dates for our subscription contracts are typically spread over the course of the year, though we generally experience a greater concentration of renewals in the second and fourth fiscal quarters. Our revenue related to these subscription contracts are primarily recognized ratably over the related service period and contracts are generally invoiced in advance either annually or on a quarterly basis over the contract period. Our revenue related to transaction contracts is typically lowest in the first quarter primarily due to the lower amount of project-based transactions as compared to the remaining quarters of the year.
Financial Position, Liquidity and Capital Resources
Our principal sources of liquidity are our cash, cash equivalents and investments, as well as the cash flows that we generate from operations. At December 31, 2015, we had $47.9 million in cash and cash equivalents, $12.4 million in investments, and $50.4 million in accounts receivable, net of allowance for doubtful accounts and credit reserve. We have a $15.0 million Revolving Credit Facility, which expires on February 24, 2019, and is available as an additional source of financing. At December 31, 2015, we had $2.9 million in outstanding letters of credit under our Revolving Credit Facility.
On February 19, 2016, our Board of Directors authorized the repurchase of up to $20 million of shares of Intralinks Holdings’ common stock.  We may purchase shares from time to time on the open market or in privately negotiated transactions, depending on those factors management deems relevant at any particular time, including without limitation, market conditions, share price, future outlook and other corporate liquidity requirements and priorities.
We believe that our sources of funding will be sufficient to satisfy our normal operating requirements, including capital expenditures, share repurchases and principal payments on long-term debt, for at least the next twelve months. Our liquidity could be negatively affected by a decrease in demand for our services. In addition, we may make acquisitions and strategic investments or increase our capital expenditures that could reduce our cash, cash equivalents and investments balances and as a result, we may need to raise additional capital through future debt or equity financing to provide for greater financial flexibility to fund these activities. Additional financing may not be available at all or on terms favorable to us.
The Term Loan Credit Facility requires us to comply with a Consolidated Net Leverage Ratio (as defined in the Term Loan Credit Facility) that must be less than or equal to 3.00 to 1.00. The calculation of our Consolidated Net Leverage Ratio permits us to net from our outstanding total indebtedness up to $20.0 million of our cash and cash equivalents. The Term Loan Credit Facility also requires partial prepayment of a portion of the principal outstanding in the event that we generate Consolidated Excess Cash Flow (as defined under the Term Loan Credit Facility) in excess of a certain threshold. If required, the prepayment is equal to 50% of our excess cash flow as measured on an annual basis, with step-downs to 25% and to 0% of our excess cash flow if our Consolidated Net Leverage Ratio (as defined in the Term Loan Credit Facility), is less than 2.00 to 1.00 and 1.00 to 1.00, respectively. Excess cash flow is generally defined as our adjusted EBITDA (as defined in the Term Loan Credit Facility) less debt service costs, unfinanced capital expenditures, unfinanced acquisition expenditures, and current income taxes paid, as adjusted for changes in our working capital. This determination is to be made 90 days following the end of the preceding fiscal year, with any payment, if required, 105 days following the end of the preceding fiscal year. Additionally, the Term Loan Credit Facility requires mandatory prepayment of the term loans from the net proceeds of certain asset sales outside the ordinary course of business and from proceeds of property insurance and condemnation events, in each case subject to our right to reinvest those proceeds in assets used in our business. The Revolving Credit Facility includes a springing Fixed Charge Coverage Ratio (as defined in the Revolving Credit Facility), which we must comply with any time our cash and cash equivalents held in deposit or securities accounts subject to a lien in favor of our revolving loan lenders falls below $10.0 million or if an Event of Default (as defined in the Revolving Credit Facility) occurs, in either case, a "Fixed Charge Coverage Trigger Event." In the event a Fixed Charge Coverage Trigger Event occurs, the Fixed Charge Coverage Ratio must be greater than or equal to 1.10 to 1.00. We were in compliance with all applicable covenants at December 31, 2015 and there was no required prepayment for the year ended December 31, 2015.
The agreements governing our Credit Facilities include the following customary restrictions on certain activities, which are subject to lender approval, with certain exceptions: (i) incurring additional indebtedness other than in the normal course of business; (ii) creating liens or other encumbrances on our assets; (iii) engaging in merger or acquisition transactions; (iv) making investments; and (v) entering into asset sale agreements or paying dividends, making distributions on or repurchasing our stock.
The agreements governing our Credit Facilities also contain customary events of default, including, but not limited to, uncured cross-defaults among these agreements. In addition, an uncured default under our Equipment Loan Facility would result in a cross-

default under our Term Loan Credit Facility and our Revolving Credit Facility. Although we currently expect to remain in compliance with these existing covenants, any breach of these covenants or a change in control could result in a default and subsequent cross-defaults, under our credit agreements, which could cause all of the outstanding indebtedness to become immediately due and payable and terminate all commitments from our lenders to extend further credit.
Each of our Credit Facilities is secured by liens on substantially all our assets, including a pledge of 100% of the equity interests in our domestic subsidiaries and an obligation to pledge 65% of the equity interests in our direct foreign subsidiaries. Our Revolving Credit Facility is secured by a first lien on our cash, accounts receivable and certain other liquid collateral and a second lien on our other assets. Our Term Loan Credit Facility is secured by a second lien on our cash, accounts receivable and certain other liquid collateral and a first lien on our other assets. Our Equipment Loan Facility is secured by liens on the equipment financed under that facility.
All obligations under each of our Credit Facilities are unconditionally guaranteed by our direct and indirect domestic subsidiaries. These guarantees are secured by substantially all the present and future property of the guarantors.
Our corporate credit ratings and rating agency outlooks as of December 31, 2015 are summarized in the table below.

Rating Agency	Rating	Outlook
Moody's	B2	Stable
Standard & Poor's	B+	Stable
Cash Flows

	December 31,
	2015	2014	2013
	(In thousands)
Cash and cash equivalents	$47,875	$40,682	$50,540

	Years ended December 31,
	2015	2014	2013
	(In thousands)
Net cash provided by operating activities	$30,702	$25,773	$42,009
Net cash used in investing activities	(27,393)	(36,981)	(34,792)
Net cash provided by (used in) financing activities	5,113	1,951	(168)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,229)	(601)	(307)
Net increase (decrease) in cash and cash equivalents	$7,193	$(9,858)	$6,742
Operating Activities
Net cash provided by operating activities for the year ended December 31, 2015 was $30.7 million, as a result of $34.7 million in cash generated from results of operations after adjusting for non-cash items, partially offset by a net decrease in our operating assets and liabilities of $4.0 million. The net decrease in operating assets and liabilities consisted primarily of an increase of $6.0 million in accounts receivable related, in part, to increased billings and the timing of cash collections and an increase of $3.7 million in prepaid expenses and other assets, partially offset by increases of $3.7 million in deferred revenue and $2.9 million in accrued expenses and other current liabilities. Additionally, net cash provided by operating activities for the year ended December 31, 2015 consisted of a net loss of $30.4 million plus adjustments for non-cash items of $65.0 million including (a) depreciation and amortization of $26.7 million, (b) amortization of intangible assets of $23.9 million, (c) stock-based compensation expense of $11.6 million and (d) provision for bad debt and customer credits of $2.8 million.
Net cash provided by operating activities for the year ended December 31, 2014 was $25.8 million, as a result of $32.3 million in cash generated from results of operations after adjusting for non-cash items, partially offset by a net decrease in our operating assets and liabilities of $6.5 million. The net decrease in operating assets and liabilities consisted primarily of an increase of $11.4 million in accounts receivable related, in part, to increased billings as well as the timing of cash collections, partially offset by a $4.3 million increase in deferred revenue. Additionally, net cash provided by operating activities for the year ended December 31, 2014 consisted of a net loss of $26.5 million plus adjustments for non-cash items of $58.8 million including (a) depreciation and amortization of $25.6 million, (b) amortization of intangible assets of $23.8 million, (c) stock-based compensation expense of $10.4 million, (d) provision for bad debt and customer credits of $1.8 million and (e) amortization of deferred costs of $1.3 million, partially offset by (f) a deferred tax benefit of $4.7 million.

Net cash provided by operating activities for the year ended December 31, 2013 was $42.0 million, as a result of $32.3 million in cash generated from results of operations after adjusting for non-cash items and a net increase in our operating assets and liabilities of $9.7 million. The net increase in operating assets and liabilities consisted primarily of: (i) an increase of $5.1 million in accounts payable due to more effective cash management, (ii) an increase of $4.1 million in accrued expenses and other liabilities primarily related to incentive compensation, and (iii) a $4.0 million increase in deferred revenue, partially offset by (iv) an increase of $2.4 million in accounts receivable related, in part, to higher billings and (v) an increase of $1.2 million in prepaid expenses and other assets due primarily to prepaid licensing costs related to software infrastructure. Additionally, net cash provided by operating activities for the year ended December 31, 2013 consisted of a net loss of $15.3 million plus adjustments for non-cash items of $47.5 million including (a) amortization of intangible assets of $23.6 million, (b) depreciation and amortization of $20.9 million, (c) stock-based compensation expense of $8.3 million, (d) provision for bad debt and customer credits of $1.6 million and (e) amortization of deferred costs of $1.5 million, partially offset by (f) a deferred tax benefit of $8.3 million.
Investing Activities
Net cash used in investing activities for the years ended December 31, 2015, 2014 and 2013 was $27.4 million, $37.0 million and $34.8 million, respectively. During the years ended December 31, 2015 and 2014 maturities net of purchases of investments were $11.8 million and $9.8 million, respectively. During the year ended December 31, 2013 purchases net of maturities of investments were $4.3 million. At December 31, 2015 and 2014, investments consisted of corporate securities. During the year ended December 31, 2014, we used $9.0 million in cash, net of cash acquired of $0.2 million, to acquire all of the outstanding shares of docTrackr. During the years ended December 31, 2015 and 2014 we purchased minority interests in privately held companies for $1.0 million and $3.5 million, respectively, which are accounted for under the cost method.
Cash used in investing activities related to capital expenditures for infrastructure during the years ended December 31, 2015, 2014 and 2013 was $12.7 million, $9.8 million and $7.0 million, respectively. Investments in capitalized software development costs for the years ended December 31, 2015, 2014 and 2013 were $25.4 million, $27.1 million and $20.5 million, respectively.
Additionally, during the year ended December 31, 2014, $2.4 million in cash that was restricted in 2013 was returned to us.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2015 was $5.1 million, which reflects $4.7 million in proceeds from our Equipment Loan Facility entered into in October 2015 related to the purchase of fixed assets and $3.0 million related to the exercise of stock options and issuance of common stock, net of withholding taxes, partially offset by a $1.5 million payment of a holdback related to the acquisition of docTrackr, recorded in "Other" financing activities.
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
Contractual Obligations and Commitments
The following table sets forth, as of December 31, 2015, certain significant cash obligations that will affect our future liquidity:

	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 years
	(In thousands)
Long-term debt, including current portion (1)	$101,831	$8,424	$16,290	$77,117	$—
Operating leases (2)	37,604	6,124	11,285	9,563	10,632
Other commitments (3)	17,177	7,948	9,229	—	—
Total	$156,612	$22,496	$36,804	$86,680	$10,632
(1) Represents contractual obligations due, including interest. See Note 9 - “Debt” included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
(2) Represents contractual commitments under various non-cancelable operating lease agreements for certain of our offices, many of which contain escalation clauses. See Note 15 - “Commitments and Contingencies” included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

(3) Represents contractual commitments under third-party hosting, software license and maintenance agreements.
Uncertain Tax Positions
The unrecognized tax benefits of $5.5 million at December 31, 2015 are excluded from the table above as we are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. We do not expect that the balance of unrecognized tax benefits will significantly increase or decrease over the next twelve months.
Off-Balance Sheet Arrangements
As of December 31, 2015, we have not entered into any off-balance sheet arrangements or transactions with unconsolidated entities or other persons.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following discussion should be read together with our Consolidated Financial Statements and related notes to Consolidated Financial Statements included elsewhere in this Form 10-K.
Interest Rate Sensitivity
Term loans under our Term Loan Credit Facility bears interest at a rate of 7.25%, representing a 2.00% floor, plus a margin of 5.25%. Although the interest on our Term Loan Credit Facility was defined as variable, the existence of the LIBOR floor of 2.00% caused us to not be subject to market risks related to fluctuations in interest rates because the LIBOR has been considerably lower than 2.00%. If LIBOR were to have risen above 2.00%, our results of operations, specifically interest expense on our Term Loan Credit Facility, would have been subject to market risk.
The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash and cash equivalents and short-term investments in a variety of securities, including money market funds, certificates of deposit, U.S. treasuries and corporate debt securities. A 10% decrease in interest rates in the years ended December 31, 2015 and 2014 would not have had a material impact (on a total dollar basis) on our interest income during those periods, respectively, due to the immateriality of the interest income generated by our investments during those periods.
Foreign Currency Exchange Risk
Foreign currency transaction exposure results primarily from transactions with customers or vendors denominated in currencies other than the functional currency of the entity in which the transaction is recorded by us. Assets and liabilities arising from such transactions are translated into the entity’s functional currency using the exchange rate in effect at the balance sheet date. Any gain or loss resulting from currency fluctuations is recorded in “Other expense (income), net” within our Consolidated Statements of Operations. Net foreign currency transaction losses of $1.4 million, $1.9 million and $0.3 million were recorded for the years ended December 31, 2015, 2014 and 2013, respectively.
Foreign currency translation exposure results from the translation of the financial statements of our subsidiaries whose functional currency is not the U.S. dollar into U.S. dollars for consolidated reporting purposes. The balance sheets of these subsidiaries are translated into U.S. dollars using period-end exchange rates and their statements of operations are translated into U.S. dollars using the average exchange rate over the period. Resulting currency translation adjustments are recorded in “Accumulated other comprehensive loss” in our Consolidated Balance Sheets. Net foreign currency translation losses of $3.0 million, $0.7 million and $0.6 million were recorded for the years ended December 31, 2015, 2014 and 2013, respectively.
Currently, our largest foreign currency exposures are those with respect to the Euro and the British pound sterling. Relative to foreign currency exposures existing at December 31, 2015, a 10% unfavorable movement in foreign currency exchange rates would expose us to losses in results of operations. For the year ended December 31, 2015, we estimated that a 10% unfavorable movement in foreign currency exchange rates would have increased our Net loss before income tax by $1.4 million. The estimates used assume that all currencies move in the same direction at the same time. The potential change noted above is based on a sensitivity analysis performed on our financial position as of December 31, 2015. We have experienced and will continue to experience fluctuations in our results of operations as a result of revaluing our assets and liabilities that are not denominated in the functional currency of the entity that recorded the asset or liability. As of December 31, 2015, we do not hedge our foreign currency exchange risk.

ITEM 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Financial Statements of Intralinks Holdings, Inc.

Page
Report of Independent Registered Public Accounting Firm	53
Consolidated Balance Sheets as of December 31, 2015 and 2014	54
Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013	55
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2015, 2014 and 2013	57
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2015, 2014, and 2013	56
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013	58
Notes to Consolidated Audited Financial Statements	59
Financial Statement Schedule:
Schedule II - Valuation and Qualifying Accounts

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Intralinks Holdings, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Intralinks Holdings, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it classifies deferred taxes in 2015 and 2014 due to the adoption of Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes.
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

/s/ PricewaterhouseCoopers LLP
New York, New York
March 4, 2016

INTRALINKS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$47,875	$40,682
Investments	12,425	11,825
Accounts receivable, net of allowances of $4,265 and $3,158, respectively	50,360	47,338
Prepaid expenses	8,595	6,602
Other current assets	3,881	3,626
Total current assets	123,136	110,073
Investments	—	12,630
Fixed assets, net	20,789	16,245
Capitalized software, net	46,636	39,798
Goodwill	224,383	224,383
Other intangibles, net	38,106	62,055
Other non-current assets	8,663	6,676
Total assets	$461,713	$471,860
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,094	$10,624
Current portion of long-term debt	2,311	906
Deferred revenue	52,005	49,193
Accrued expenses and other current liabilities	29,856	26,974
Total current liabilities	94,266	87,697
Long-term debt	80,501	77,933
Other long-term liabilities	4,795	5,291
Commitments and contingencies
Stockholders' equity:
Undesignated Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common Stock, $0.001 par value; 300,000,000 shares authorized; 58,434,464 and 57,084,340 shares issued and outstanding, respectively	58	57
Additional paid-in capital	456,141	441,596
Accumulated deficit	(169,594)	(139,210)
Accumulated other comprehensive loss	(4,454)	(1,504)
Total stockholders' equity	282,151	300,939
Total liabilities and stockholders' equity	$461,713	$471,860

 The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Years Ended December 31,
	2015	2014	2013
Revenue	$276,153	$255,821	$234,496
Cost of revenue	75,966	69,348	64,885
Gross profit	200,187	186,473	169,611
Operating expenses:
Sales and marketing	124,006	115,867	108,428
General and administrative	73,589	69,911	57,063
Product development	25,790	22,429	20,014
Total operating expenses	223,385	208,207	185,505
Loss from operations	(23,198)	(21,734)	(15,894)
Interest expense	4,435	4,202	4,136
Amortization of debt issuance costs	571	579	358
Other expense, net	1,335	1,746	239
Net loss before income tax	(29,539)	(28,261)	(20,627)
Income tax expense (benefit)	845	(1,765)	(5,349)
Net loss	$(30,384)	$(26,496)	$(15,278)
Net loss per common share
Basic	$(0.53)	$(0.47)	$(0.28)
Diluted	$(0.53)	$(0.47)	$(0.28)
Weighted average number of shares
Basic	57,172,659	55,932,641	55,135,657
Diluted	57,172,659	55,932,641	55,135,657

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended December 31,
	2015	2014	2013
Net loss	$(30,384)	$(26,496)	$(15,278)
Change in foreign currency translation adjustment, net of tax	(2,950)	(714)	(605)
Total other comprehensive loss, net of tax	(2,950)	(714)	(605)
Comprehensive loss	$(33,334)	$(27,210)	$(15,883)

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Shares	Amount
	Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at December 31, 2012	55,486,651	$55	$419,618	$(97,436)	$(185)	$322,052
Change in foreign currency translation adjustment, net of tax	—	—	—	—	(605)	(605)
Net loss	—	—	—	(15,278)	—	(15,278)
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other, net of withholding taxes	405,328	1	1,105	—	—	1,106
Issuance of common stock in connection with employee stock purchase plan	86,338	—	540	—	—	540
Issuance of restricted common stock	76,167	—	—	—	—	—
Stock-based compensation expense	—	—	8,286	—	—	8,286
Balance at December 31, 2013	56,054,484	$56	$429,549	$(112,714)	$(790)	$316,101
Change in foreign currency translation adjustment, net of tax	—	—	—	—	(714)	(714)
Net loss	—	—	—	(26,496)	—	(26,496)
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other, net of withholding taxes	817,634	1	720	—	—	721
Issuance of common stock in connection with employee stock purchase plan	126,017	—	943	—	—	943
Issuance of restricted common stock	86,205	—	—	—	—	—
Stock-based compensation expense	—	—	10,384	—	—	10,384
Balance at December 31, 2014	57,084,340	$57	$441,596	$(139,210)	$(1,504)	$300,939
Change in foreign currency translation adjustment	—	—	—	—	(2,950)	(2,950)
Net loss	—	—	—	(30,384)	—	(30,384)
Issuance of common stock upon exercise of stock options, vesting of restricted stock units and other, net of withholding taxes	1,152,797	1	2,019	—	—	2,020
Issuance of common stock in connection with employee stock purchase plan	118,879	—	934	—	—	934
Issuance of restricted common stock	78,448	—	—	—	—	—
Excess tax benefits from employee stock plans	—	—	32	—	—	32
Stock-based compensation expense	—	—	11,560	—	—	11,560
Balance at December 31, 2015	58,434,464	$58	$456,141	$(169,594)	$(4,454)	$282,151

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2015	2014	2013
Net loss	$(30,384)	$(26,496)	$(15,278)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26,749	25,627	20,864
Amortization of intangible assets	23,949	23,791	23,644
Stock-based compensation expense	11,560	10,384	8,286
Amortization of deferred costs	909	1,316	1,517
Provision for bad debt and customer credits	2,837	1,802	1,594
Deferred income tax benefit	(957)	(4,708)	(8,338)
Other, net	(5)	572	(18)
Changes in operating assets and liabilities:
Accounts receivable	(5,950)	(11,390)	(2,363)
Prepaid expenses and other assets	(3,733)	146	(1,181)
Accounts payable	(846)	884	5,142
Accrued expenses and other liabilities	2,895	(499)	4,132
Deferred revenue	3,678	4,344	4,008
Net cash provided by operating activities	30,702	25,773	42,009
Cash flows from investing activities:
Capitalized software development costs	(25,440)	(27,076)	(20,495)
Capital expenditures	(12,703)	(9,823)	(6,976)
Purchases of investments	—	(27,062)	(47,604)
Maturities of investments	11,750	36,879	43,326
Purchases of cost method investments	(1,000)	(3,499)	—
Acquisitions, net of cash acquired	—	(8,843)	(600)
Restricted cash	—	2,443	(2,443)
Net cash used in investing activities	(27,393)	(36,981)	(34,792)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	4,719	79,200	—
Payments on long-term debt	(800)	(75,498)	(821)
Payments of outstanding financing arrangements	(228)	(376)	(708)
Debt issuance costs	—	(2,849)	(284)
Exercise of stock options and issuance of common stock, net of withholding taxes	2,953	1,662	1,645
Other	(1,531)	(188)	—
Net cash provided by (used in) financing activities	5,113	1,951	(168)
Effect of foreign exchange rate changes on cash and cash equivalents	(1,229)	(601)	(307)
Net increase (decrease) in cash and cash equivalents	7,193	(9,858)	6,742
Cash and cash equivalents at beginning of period	40,682	50,540	43,798
Cash and cash equivalents at end of period	$47,875	$40,682	$50,540

	Years Ended December 31,
	2015	2014	2013
Supplemental Schedule of Cash Flow Information:
Cash paid during the period for:
Interest (net of capitalized interest of $1.7 million, $1.8 million and $0.5, respectively)	$4,245	$4,033	$4,136
Income tax	$1,629	$2,572	$2,416

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business
Intralinks Holdings, Inc. ("Intralinks Holdings") and its subsidiaries (collectively, the "Company") is a leading global provider of Software-as-a-Service ("SaaS") solutions for secure enterprise content collaboration within and among organizations. The Company was incorporated in Delaware in June 1996. The Company's cloud-based solutions enable organizations to manage, control, track, search, exchange and collaborate on sensitive information, inside and outside of the firewall, all within a secure and easy-to-use environment. The Company's customers rely on its cost-effective solutions to manage and control large amounts of electronic information, accelerate information intensive business processes, reduce time to market, optimize critical information workflows, meet regulatory and risk management requirements and collaborate with business counterparties in a secure, auditable and compliant manner. The Company helps its customers eliminate many of the inherent risks and inefficiencies of using email, fax, courier services and other existing solutions to collaborate and exchange information.
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
On an ongoing basis, the Company evaluates its estimates and assumptions including those related to the determination of the fair value of stock-based awards (including estimated forfeitures of such awards), the fair value of the Company's single operating segment and reporting unit, the recoverability of its definite-lived intangible assets, capitalized software and fixed assets (and their related useful lives), certain components of the income tax provision (including the valuation allowance on deferred tax assets), allowances for doubtful accounts and reserves for customer credits and accruals for certain compensation expenses. The Company bases its estimates, judgments and assumptions on historical experience, its forecasts and budgets and on various other factors that it believes to be reasonable under the circumstances.
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
Stock-Based Compensation - Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized ratably as an expense, net of estimated forfeitures, over the vesting period of the award. The Company uses the Black-Scholes option pricing model to determine the fair value of options granted under our 2010 Equity Incentive Plan, as well as the rights awarded under our 2010 Employee Stock Purchase Plan, or ESPP. The fair value of restricted shares of common stock, or RSAs, and restricted stock units, or RSUs, is generally determined using the intrinsic value of the Company's common stock at the time of grant, with the exception of certain performance based RSAs and RSUs. The fair value of performance based RSAs and RSUs was determined using a Monte-Carlo simulation.
Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the use of subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. Due to the Company's limited trading history, the Company estimates volatility for option grants by evaluating the average historical volatility of a peer group of similar public companies. The expected term of the Company's option awards represent the period that its stock-based awards are expected to be outstanding. For purposes of determining the expected term, the Company used the “simplified” method, which uses the midpoint between the vesting date and the end of the contractual term.
In addition to assumptions used in the Black-Scholes option-pricing model, the Company estimates a forfeiture rate to calculate the stock-based compensation expense for our option awards. The Company considers several factors when estimating future forfeitures, including types of awards, employee level and historical experience. If this estimated rate changes in future periods due to different actual forfeitures, stock-based compensation expense may increase or decrease significantly. If there are any modifications or cancellations of the underlying unvested securities or the terms of the awards, the Company may be required to accelerate, increase or cancel any remaining unamortized stock-based compensation.
Sales Commissions - Commissions payable to the Company's sales staff, third-party channel partners and resellers are expensed in the period earned. Sales commission expense was $22.1 million, $19.2 million and $17.0 million, respectively, for the years ended December 31, 2015, 2014 and 2013 and is included within "Sales and marketing" in the Consolidated Statements of Operations.
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

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Foreign Currency Translation and Transactions - The functional currencies of the Company's foreign operations are the local currencies in each of the foreign subsidiary locations. Assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses denominated in a foreign currency are translated into U.S. dollars on a monthly basis at the average exchange rate during the period. Adjustments resulting from translating foreign currency financial statements into U.S. dollars are recorded in "Accumulated other comprehensive loss" as a separate component of shareholders' equity within the Consolidated Balance Sheets. Foreign currency transaction gains and losses resulting from monetary assets and liabilities denominated in a currency other than the subsidiary's functional currency are reported in the Consolidated Statements of Operations as a component of "Other expense (income), net." For the years ended December 31, 2015, 2014 and 2013, foreign currency transaction losses were $1.4 million, $1.9 million and $0.3 million, respectively.
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
Investments - The Company's investment portfolio may at any time contain investments in U.S Treasury obligations, securities guaranteed by the U.S. government, certificates of deposit, corporate notes and bonds, medium-term notes, commercial paper, and money market mutual funds, with remaining maturities less than two years. The Company's investments not included in "Cash and cash equivalents" with remaining maturity dates less than one year are classified as current investments and investments with remaining maturity dates greater than one year are classified as non-current investments on the Consolidated Balance Sheets. Investments classified as held-to-maturity are recorded at amortized cost. Interest earned on investments is included in "Other expense, net" on the Consolidated Statements of Operations.
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

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

its estimates as more information becomes available.
Fixed Assets, net - Fixed assets are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of those assets, as follows:

Computer equipment and capitalized software	3 years
Office equipment	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of estimated useful life or remaining lease term, ranging from 3 to 11 years
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

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-Lived Assets - The Company's long-lived assets consist of definite-lived intangible assets, capitalized software and fixed assets that are subject to depreciation or amortization over the useful life of the related asset. The useful lives of the Company's long-lived assets are determined based on its estimate of the period over which the related asset will be utilized. The Company periodically reviews these estimated useful lives for reasonableness. Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use and eventual disposition of the asset. If the sum of the undiscounted expected future cash flows is less than the carrying value of the asset, an impairment loss, equal to the excess of the carrying value over the fair value of the asset, is recognized. No impairments were recorded on long-lived assets for the periods presented in these Consolidated Financial Statements.
Debt Issuance Costs - Debt issuance costs are deferred and amortized on a straight-line basis over the term of the related loans.
Warranties and Indemnification - The Company's revenue generating contracts generally provide for indemnification of customers against liabilities arising from third party claims that are attributable to the breach of warranties or infringement of third party intellectual property rights, subject to any contractual limitations of liability. The Company has also entered into contracts that include service level agreements in which it has warranted that it will provide certain levels of uptime. A subset of those customers have the explicit right, under the terms of their contracts, to receive credits or terminate their agreements with the Company in the event that it fails to meet those stated service levels. The Company relies on a risk framework to define its risk tolerances and establishes limits to ensure that potential risk-related losses under these customer agreements are within acceptable limits. Factors the Company considers in determining its potential exposure under customer contracts include the fact that it typically disclaims liability for consequential and indirect damages, including for loss of data, resulting from any breach of contract and that the Company, to date, has not had to repair or replace any services or been impacted by any payout in connection with any of these guarantees. To date, the Company has not incurred any material costs as a result of these indemnification obligations and has not accrued any liabilities related to these obligations in the Consolidated Financial Statements. In addition, to date, the Company has not provided credits nor has had any agreement canceled based on its service level agreements.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue. ASU 2014-09 supersedes current revenue recognition guidance and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this update deferred the effective date of implementation of ASU 2014-09 by one year so that it is now effective for annual and interim reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of this standard on its Consolidated Financial Statements.
In June 2014, the FASB issued ASU 2014-12, Stock Compensation ("ASU 2014-12"), which provides guidance on accounting for share-based payment awards when the terms of an award provide that a performance target could be achieved after the requisite service period. ASU 2014-12 clarifies that performance targets that can be achieved after the requisite service period of a share-based payment award be treated as performance conditions that affect vesting. These awards should be accounted for under Accounting Standards Codification Topic 718, Compensation - Stock Compensation, and existing guidance should be applied as it relates to awards with performance conditions that affect vesting. ASU 2014-12 is effective for annual and interim reporting periods beginning after December 15, 2015 and will not have a material impact on the Company's Consolidated Financial Statements.
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

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"), which provides guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement does not include a software license, the Company should account for the arrangement as a service contract. ASU 2015-05 is effective for annual and interim reporting periods beginning after December 15, 2015 and will not have a material impact on the Company's Consolidated Financial Statements.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"), which requires that all deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. The standard is effective for financial statements issued for annual and interim reporting periods beginning after December 15, 2016. In order to simplify the presentation of deferred taxes, the Company elected to early adopt ASU 2015-17 in the fourth quarter of 2015 and applied it retrospectively. Accordingly, prior periods have been retrospectively adjusted. As a result of the adoption of ASU 2015-17, the Company made the following adjustments to the 2014 balance sheet: a $9.6 million decrease to current deferred tax assets and a $9.6 million decrease to long-term deferred tax liabilities.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in "Leases (Topic 840)" and generally requires all leases to be recognized in the consolidated balance sheet. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of this standard, if any, on its Consolidated Financial Statements.
3. Investments and Fair Value Measurements
The Company has classified its investments in corporate securities as held-to-maturity and as such, has recorded them at amortized cost. Interest earned on these debt securities is included in “Other expense, net” within the Consolidated Statements of Operations. The gross unrecognized holding gains and losses for the years ended December 31, 2015, 2014 and 2013 were not material.
The following tables summarize these investments:

			December 31, 2015
Security Type	Remaining Maturity	Consolidated Balance Sheet Classification	Amortized Cost
			(In thousands)
Corporate Securities	15 to 202 Days	Investments (current)	$12,425

			December 31, 2014
Security Type	Remaining Maturity	Consolidated Balance Sheet Classification	Amortized Cost
			(In thousands)
Corporate Securities	9 to 349 Days	Investments (current)	$11,825
Corporate Securities	380 to 567 Days	Investments (non-current)	12,630
Total			$24,455
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

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	Level 3: Fair value measurement of the asset or liability using unobservable inputs that reflect the Company’s own assumptions regarding the applicable asset or liability.
The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Asset:
Money market funds as cash equivalents	$17,143	$17,143	$—	$—

	December 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Asset:
Money market funds as cash equivalents	$13,851	$13,851	$—	$—
The Company's non-financial assets, which include goodwill, intangible assets, fixed assets, capitalized software and cost method investments, are adjusted to fair value only when an impairment charge is recognized. These fair value measurements are based predominantly on Level 3 inputs.
At December 31, 2015 and December 31, 2014, the carrying values of the Company's investments accounted for under the cost method totaled $4.5 million and $3.5 million, respectfully, and are included in "Other non-current assets" on the Company's Consolidated Balance Sheets.
4. Goodwill and Other Intangibles
Acquisitions
On April 23, 2014, the Company acquired all of the outstanding shares of docTrackr, Inc., a provider of document security solutions, for a total consideration of $10.5 million in cash, of which, $1.5 million was subject to a holdback to cover any post-closing indemnification claims by the Company. The holdback was released in two installments, the first in the amount of $0.5 million paid in April 2015 and the second in the amount of $1.0 million paid in October 2015. This transaction was accounted for as a business combination under the acquisition method. Assets acquired and liabilities assumed were recorded at fair value and the results of docTrackr, Inc. have been included within the Company’s Consolidated Financial Statements since the date of the acquisition. Pro forma financial information related to this acquisition was not included because the impact on the Company's Consolidated Financial Statements was not considered to be material. The purchase price was allocated among tangible and intangible assets and liabilities as follows: net tangible assets of $0.1 million, developed technology of $1.9 million with an estimated useful life of 5 years, non-compete agreements of $0.3 million with an estimated useful life of 3 years, a net deferred tax liability of $0.3 million and goodwill of $8.5 million. The weighted average useful life for the intangible assets is 4.7 years. The goodwill acquired is not deductible for tax purposes.
Goodwill
At December 31, 2015 and December 31, 2014, the Company had $224.4 million of goodwill. Goodwill is assessed for impairment annually as of October 1 or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The goodwill impairment test is based on the Company's single operating segment and reporting unit structure.
The Company completed a qualitative impairment assessment as of October 1, 2015. Among the factors included in the Company's qualitative assessment were general economic conditions and the competitive environment, actual and expected financial performance, including consideration of the Company's revenue growth year-over-year, forward-looking business measurements, external market conditions, market capitalization, and other relevant entity-specific events. Based on the results of the qualitative assessment, the Company concluded that it is more likely than not that the fair value of its single operating segment and reporting unit is higher than its carrying value, and therefore performance of the quantitative impairment test was not necessary.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2015, other intangibles consisted of the following:

	Definite – Lived Intangible Assets
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Customer relationships	$141,973	$(121,141)	$20,832
Developed technology	134,542	(121,634)	12,908
Trade name	14,629	(10,416)	4,213
Non-compete agreements	1,337	(1,184)	153
Total	$292,481	$(254,375)	$38,106
At December 31, 2014, other intangibles consisted of the following:

	Definite – Lived Intangible Assets
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Customer relationships	$141,973	$(106,944)	$35,029
Developed technology	134,542	(113,303)	21,239
Trade name	14,629	(9,198)	5,431
Non-compete agreements	1,337	(981)	356
Total	$292,481	$(230,426)	$62,055
The Company has not identified impairment for any of its definite-lived intangible assets through December 31, 2015.
Intangible amortization expense is classified in each of the operating expense categories as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Cost of revenue	$8,331	$8,206	$8,136
Sales and marketing	14,197	14,195	14,198
General and administrative	1,421	1,390	1,310
Total	$23,949	$23,791	$23,644

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2015, amortization expense on an annual basis for the succeeding five years and thereafter is estimated to be as follows:

For the years ending December 31,	Amount
(In thousands)
2016	$23,866
2017	11,799
2018	1,629
2019	716
2020	31
Thereafter	65
Total	$38,106
5. Fixed Assets
Fixed assets consisted of the following:

	December 31,
	2015	2014
	(In thousands)
Computer equipment and software	$37,200	$29,029
Furniture, fixtures and office equipment	3,058	3,683
Leasehold improvements	6,213	6,948
Total fixed assets	46,471	39,660
Less: Accumulated depreciation and amortization	(25,682)	(23,415)
Fixed assets, net	$20,789	$16,245
Depreciation expense is classified in each of the operating expense categories as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Cost of revenue	$4,762	$3,543	$2,860
Sales and marketing	1,246	1,206	799
General and administrative	1,009	1,030	758
Product development	573	819	731
Total	$7,590	$6,598	$5,148

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Capitalized Software
Capitalized software consisted of the following:

	December 31,
	2015	2014
	(In thousands)
Capitalized internal-use software development costs	$146,261	$120,268
Less: Accumulated amortization	(99,625)	(80,470)
Capitalized software, net	$46,636	$39,798
Amortization expense is classified in each of the operating expense categories as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Cost of revenue	$18,508	$17,730	$14,777
Sales and marketing	162	323	206
General and administrative	489	976	733
Total	$19,159	$19,029	$15,716
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2015	2014
	(In thousands)
Accrued employee compensation and related expenses	$17,133	$15,687
Other accrued expenses	12,723	11,287
Total accrued expenses and other current liabilities	$29,856	$26,974
8. Income Tax
The following is a summary of the Company's U.S. and non-U.S. net (loss) income before income tax:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
U.S.	$(34,567)	$(33,079)	$(25,741)
Non-U.S.	5,028	4,818	5,114
Net loss before income tax	$(29,539)	$(28,261)	$(20,627)

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the Company's income tax expense (benefit) are as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Current:
Federal	$63	$181	$220
State and local	12	(42)	626
Foreign	1,727	2,804	2,143
Total current income tax expense	1,802	2,943	2,989

Deferred:
Federal	(387)	(4,248)	(6,640)
State and local	(56)	(487)	(1,483)
Foreign	(514)	27	(215)
Total deferred income tax benefit	(957)	(4,708)	(8,338)
Total income tax expense (benefit)	$845	$(1,765)	$(5,349)
A reconciliation of the provision for income taxes at the U.S. Federal statutory income tax rate of 35% to the Company's effective income tax rate is as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Tax at U.S. Federal statutory rate of 35%	$(10,339)	$(9,891)	$(7,219)
State taxes, net of federal income tax effect	(1,987)	(1,186)	(557)
Stock-based compensation expense	211	622	1,886
Non-deductible expenses	1,251	759	438
Foreign taxes	795	2,043	1,348
Research and development credit	(984)	(647)	(1,008)
Other	138	88	(237)
Valuation allowance	11,760	6,447	—
Total income tax expense (benefit)	$845	$(1,765)	$(5,349)
Effective tax rate	(2.9)%	6.2%	25.9%

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of the components of deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$7,975	$10,008
Research and development tax credit carryforwards	9,652	8,185
Stock-based compensation	6,723	5,529
Accrued expenses	4,629	4,108
AMT tax credit carryforwards	1,790	1,727
Allowance for doubtful accounts	1,660	1,264
Other	4,613	4,275
Total deferred tax assets	37,042	35,096
Valuation allowance	(19,576)	(6,447)
Deferred tax assets, net of valuation allowance	17,466	28,649
Deferred tax liabilities:
Depreciation and amortization	(16,952)	(28,649)
Total deferred tax liabilities	(16,952)	(28,649)
Net deferred tax assets, net of valuation allowance	$514	$—
At December 31, 2015, the Company had net operating loss carryforwards of $38.5 million, including $16.9 million of windfall tax benefits attributable to stock-based compensation. If not utilized, these net operating loss carryforwards will expire beginning in 2022 through 2033. The windfall tax benefits attributable to stock-based compensation will be recorded to additional paid-in capital when such amounts reduce income taxes payable. At December 31, 2015, the Company had U.S. Federal and state research and development tax credit carryforwards of $10.3 million and $5.5 million, respectively, which if not utilized, will expire beginning in 2018 through 2035.
During the fourth quarter of 2014, the Company determined that it was more-likely-than-not that it would not realize its net deferred tax asset position and recorded a valuation allowance on its net deferred tax assets of $6.4 million. The assessment regarding whether a valuation allowance is required considers both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets are recoverable. In making this assessment, significant weight is given to evidence that can be objectively verified. In its evaluation, the Company considered its cumulative loss in recent years and its forecasted losses in the near-term as significant negative evidence. The Company determined that the negative evidence outweighed the positive evidence and a valuation allowance on its net deferred tax assets was established. At December 31, 2015, the Company continues to maintain a full valuation allowance on its net U.S. deferred tax assets. Further, in the fourth quarter of 2015, the Company released the valuation allowance of $0.5 million on its foreign net deferred tax assets after determining the positive evidence outweighed the negative evidence, primarily due to the profitability of its foreign operations. The Company will continue to assess the realizability of its deferred tax assets going forward and will adjust the valuation allowance as needed.
Under the provisions of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "IRC"), substantial changes in the Company's or its subsidiaries' ownership may limit the amount of net operating loss and research tax credit carryforwards that can be utilized annually in the future to offset taxable income. Due to ownership changes in 2001, 2007 and 2011, the Company's net operating loss and research and development tax credit carryforwards are subject to limitations pursuant to IRC Sections 382 and 383 and similar state provisions.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes changes to the Company's unrecognized tax benefits, excluding interest and penalties:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Balance as of January 1	$4,688	$3,945	$3,335
Additions based on tax positions related to the current year	685	540	389
Additions for prior year tax positions	168	289	221
Reductions from expirations of applicable statutes of limitations	(80)	(86)	—
Balance as of December 31	$5,461	$4,688	$3,945
If recognized, unrecognized tax benefits totaling $4.6 million ($0.6 million net of the impact of the Company's valuation allowance) at December 31, 2015 would impact our effective income tax rate.
At December 31, 2015, total accrued interest and penalties related to the uncertain tax positions was $0.5 million, which includes $0.05 million, $0.3 million, and $0.03 million recorded during the years ended December 31, 2015, 2014 and 2013, respectively. These amounts were recorded as part of income tax expense during the respective periods.
As a result of prior year net operating losses, the Company's U.S. Federal income tax returns for years 1999 through 2014 are open for examination by the U.S. Internal Revenue Service (the "IRS"). In addition, the Company's state and local income tax returns for 2012 through 2015 remain subject to examination by various state and local taxing authorities. The Company's non-U.S. income tax returns are also subject to income tax examination in various foreign jurisdictions.
The Company is routinely under audit by federal, state, local and foreign tax authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The IRS is currently auditing the Company’s federal tax returns for the years ended December 31, 2010 and 2011. Various other jurisdictions are open to examination for various tax years. Management believes it has adequately provided for all uncertain tax positions and any potential audit adjustments would not have a material impact on the Company’s liquidity, results of operations or financial condition.
9. Debt
Long-term debt consisted of the following:

	December 31,
	2015	2014
	(In thousands)
Term Loan Credit Facility	$78,600	$79,400
Equipment Loan Facility	4,719	—
Term Loans original issue discount	(507)	(667)
Other financing arrangements	—	106
Total debt	82,812	78,839
Less: current portion (Term Loan Credit Facility)	(800)	(800)
Less: current portion (Equipment Loan Facility)	(1,511)	—
Less: current portion (Other financing arrangements)	$—	(106)
Total long-term debt	$80,501	$77,933
Based on available market information, the estimated fair value of the Company’s long-term debt was $81.0 million and $78.7 million as of December 31, 2015 and December 31, 2014, respectively. These fair value measurements were determined using Level 2 observable inputs, as defined in Note 3 - "Investments and Fair Value Measurement."
Term Loan and Revolving Credit Facilities

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 24, 2014, the Company refinanced all of the outstanding indebtedness under its prior credit facility with the proceeds of its Term Loan Credit Facility. The Term Loan Credit Facility provides for an $80.0 million, five-year term loan and bears interest at a base rate (as defined in the Term Loan Credit Facility) plus a margin of 5.25% per annum with a 2.00% floor for an effective interest rate 7.25%. There is a $0.2 million principal payment due on the last day of each quarter, which commenced on June 30, 2014, with the balance due in a final installment on February 24, 2019.
On February 24, 2014, the Company also entered into a Revolving Credit Facility that provides for commitments of up to $15.0 million for general corporate purposes, working capital, certain investments, acquisitions and letters of credit. Loan drawings under the Revolving Credit Facility are subject to a further cap based on the Company’s borrowing base, which is equal to 85% of its eligible accounts receivable, minus customary reserves established by the Company’s lender. In addition, following the June 2014 amendment of this facility, up to 50% of the Company's eligible accounts receivable can be made up of account debtors of the Company based in certain European countries. Loans under the Revolving Credit Facility bear interest at the Eurodollar rate plus 2.50%. Further, following the November 2015 amendment of this facility, the Company may request letters of credit from the lender in certain currencies other than the U.S. Dollar, with all amounts payable under the Revolving Credit Facility, including principal, interest, reimbursement obligations and fees, remaining payable in U.S. Dollars. Under the Revolving Credit Facility, the Company pays a commitment fee in arrears on the first business day of each fiscal quarter of 0.50% on the average daily unused balance for the preceding quarter under this facility. The Revolving Credit Facility matures and the commitments thereunder terminate on the earlier of February 24, 2019 or the date that is six months prior to the maturity date of the Term Loan Credit Facility. Available borrowings under the Revolving Credit Facility are reduced by any outstanding letters of credits issued on behalf of the Company under this facility. As of December 31, 2015, the Company had $2.9 million in outstanding letters of credit issued under its Revolving Credit Facility.
Debt issuance costs of approximately $2.8 million related to the Term Loan Credit Facility and the Revolving Credit Facility (collectively, the "Credit Facilities") were deferred and are being amortized on a straight-line basis over the term of the loans. At December 31, 2015, unamortized debt issuance costs of $0.6 million and $1.2 million were recorded within "Other current assets" and "Other non-current assets," respectively, on the Consolidated Balance Sheet.
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
The Credit Facilities include covenants that restrict certain activities by the Company, as well as require the Company to comply with certain financial ratios such as a Consolidated Net Leverage Ratio and a springing Fixed Charge Coverage Ratio, as these terms are defined in the agreements governing the Credit Facilities. The agreements governing the Credit Facilities also contain other affirmative and negative covenants with which the Company is required to comply. The Term Loan Credit Facility requires partial prepayment of a portion of the principal outstanding in the event that the company generates Consolidated Excess Cash Flow (as defined under the Term Loan Credit Facility) in excess of a certain threshold. This determination is to be made 90 days following the end of the preceding fiscal year, with any payment, if required 105 days following the end of the preceding fiscal year. The Company was in compliance with all applicable covenants set forth in the Credit Facilities and there was no required prepayment as of December 31, 2015.
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

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equipment Loan Facility
In October 2015, the Company entered into a Note and Security Agreement ("Equipment Loan Facility") in the ordinary course of business to purchase certain fixed assets. The Equipment Loan Facility provides for a $4.7 million three-year secured term loan and bears an interest rate of 4.00%, which will be repaid quarterly in arrears in equal installments, commencing January 31, 2016 with the balance due in a final installment on October 31, 2018. The Equipment Loan Facility is secured by liens on the equipment financed under that facility. An uncured default under the Equipment Loan Facility would result in a cross-default under the Term Loan Credit Facility and the Revolving Credit Facility.
Other Financing Arrangements
In June 2011, the Company entered into a financing arrangement in the ordinary course of business to purchase certain software and related services in the amount of $1.2 million, including financing costs of $0.1 million repaid over a 50-month period ended in July 2015. In December 2011, the Company entered into another financing arrangement in the ordinary course of business, to purchase support and maintenance for existing software licenses in the amount of $0.2 million repaid over a 25-month period ended January 2014.
10. Common Stock
As of December 31, 2015, the Company had 300.0 million shares of common stock, par value $0.001 per share ("common stock"), authorized, with 58.4 million shares of common stock issued and outstanding. The number of authorized shares of common stock may be increased or decreased (but not below the number of shares then outstanding) by the affirmative vote of holders representing at least 75% in interest of the issued and outstanding shares of the Company's common stock.
As of December 31, 2015, entities affiliated with TA Associates, L.P. and Rho Capital Partners, Inc. held 15.6 million shares of the Company's common stock and have the right to require the Company to register these shares under the Securities Act of 1933, as amended, pursuant to a registration rights agreement.
11. Employee Stock Plans
2010 Equity Incentive Plan
The Company currently has one active plan under which awards have been granted. The 2010 Equity Incentive Plan was adopted by the Company's board of directors in March 2010 and approved by its stockholders in July 2010. In addition, the 2010 Equity Incentive Plan was amended by the Company’s board of directors and stockholders in 2012 and in 2014 to increase the number of shares of common stock authorized for issuance. The 2010 Equity Incentive Plan permits the Company to make grants of stock options (both incentive stock options and non-qualified stock options), stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, cash-based awards, performance shares and dividend equivalent rights to its executives, employees, non-employee directors and consultants. Generally, shares that are forfeited or canceled from awards under the 2010 Equity Incentive Plan, the 2007 Stock Option and Grant Plan and the 2007 Restricted Preferred Stock Plan also will be available for future awards under the 2010 Equity Incentive Plan. In May 2012, the Company's board of directors adopted a U.K. sub plan to the 2010 Equity Incentive Plan, which was subsequently approved by the HM Revenue and Customs in November 2012. The U.K. sub plan provides for the issuance to U.K. residents of options to acquire shares of the Company's common stock. Further, the U.K. sub plan provides that if recipients exercise their options in an approved manner that meets the requirements of the U.K. sub plan, they will receive favorable tax treatment. At December 31, 2015, the Company had stock options outstanding under the 2007 Stock Option and Grant Plan, and no awards outstanding under the 2007 Restricted Preferred Stock Plan. No additional grants will be made under these plans.
At December 31, 2015, there were 2,605,034 shares of common stock available for future grants under the 2010 Equity Incentive Plan.
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

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation expense related to all of the Company’s stock awards is included in operating expense categories, as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Cost of revenue	$491	$523	$692
Sales and marketing	1,990	1,920	1,320
General and administrative	7,663	6,390	4,998
Product development	1,416	1,551	1,276
Total	$11,560	$10,384	$8,286
The total income tax benefit recorded for the years ended December 31, 2015, 2014 and 2013 related to stock-based compensation is $4.3 million, $3.7 million and $2.8 million, respectively. However, for the years ended December 31, 2015 and 2014, the income tax benefit was offset by the valuation allowance and therefore had no impact on the Consolidated Statements of Operations.
Stock Options
The following table summarizes the weighted average values of the assumptions used in the Black-Scholes pricing model to estimate the fair value of the stock options granted during the period presented:

	Years Ended December 31,
	2015	2014	2013
Expected volatility	45.1%	51.1%	52.1%
Expected life of option	6.25 years	6.21 years	6.09 years
Risk free interest rate	1.8%	1.9%	1.3%
Expected dividend yield	0.0%	0.0%	0.0%
The following table summarizes stock option activity for the year ended December 31, 2015:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	4,688,256	$6.87
Granted	569,523	10.95
Exercised	(776,293)	5.31
Forfeited	(402,860)	9.19
Outstanding at December 31, 2015	4,078,626	$7.51

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table contains additional information with respect to options outstanding and exercisable at December 31, 2015:

	Options Outstanding		Options Exercisable
	Number of Options Outstanding	Remaining Weighted Average Life	Number Exercisable	Remaining Weighted Average Life
Exercise Prices:
$1.59 - $4.73	632,802	5.22	527,220	4.95
$5.14 - $7.89	2,184,342	6.23	1,987,882	6.15
$8.08 - $11.91	983,661	8.91	207,351	8.16
$13.00 - $25.89	277,821	4.81	277,821	4.81
	4,078,626		3,000,274
At December 31, 2015, the aggregate intrinsic value of stock options outstanding and exercisable was $9.8 million and $8.7 million, respectively. At December 31, 2014, the aggregate intrinsic value of stock options outstanding and exercisable was $25.5 million and $16.0 million, respectively. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the share price of such awards as of each respective period-end date.
The following table summarizes non-vested stock option activity for the year ended December 31, 2015:

	Shares	Weighted Average Grant Date Fair Value
Non-vested options outstanding at December 31, 2014	1,862,787	$3.62
Granted	569,523	5.03
Vested	(1,014,854)	3.59
Forfeited	(339,104)	3.75
Non-vested options outstanding at December 31, 2015	1,078,352	$4.34
The following table provides additional information pertaining to the Company's stock options:

	Years Ended December 31,
	2015	2014	2013
Weighted average grant date fair value for options granted during the period	$5.03	$4.86	$3.55
Total fair value of options vested (in thousands)	$3,647	$4,325	$4,968
The intrinsic value of options exercised for the years ended December 31, 2015, 2014 and 2013, was $4.4 million, $2.5 million and $1.0 million, respectively.
At December 31, 2015 and 2014, there was $4.0 million and $6.0 million, respectively, of total unrecognized compensation cost related to non-vested stock options, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.70 years and 2.19 years, respectively.
Cash received from stock option exercises and the related tax benefit realized for the years ended December 31, 2015, 2014 and 2013 are: $4.1 million and $0.8 million; $2.4 million and $0.5 million; and $1.6 million and $0.3 million, respectively. However, for the years ended December 31, 2015 and 2014, the income tax benefit was offset by the valuation allowance and therefore had no impact on the Consolidated Statements of Operations.
Restricted Stock Awards
The following table summarizes RSA activity for the year ended December 31, 2015:

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Shares	Weighted Average Grant Date Fair Value
Non-vested RSAs at December 31, 2014	564,652	$4.69
Granted	78,448	10.83
Vested and exchanged for common stock	(80,164)	8.73
Non-vested RSAs at December 31, 2015	562,936	$4.97
For the year ended December 31, 2015, 2014 and 2013, the weighted-average grant date fair value for RSAs was $10.83, $8.12 and $9.19, respectively. The fair value of RSAs vested was $0.8 million, $0.7 million and $0.7 million, respectively, during the same periods.
The aggregate intrinsic value of RSAs outstanding at December 31, 2015 and 2014 was $5.1 million and $6.7 million, respectively. The intrinsic value for RSAs is calculated based on the market price of the Company’s stock as of each period-end date.
At December 31, 2015 and 2014, there was $0.5 million and $0.5 million, respectively, of total unrecognized compensation cost related to non-vested RSAs, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 1.2 years and 0.7 years, respectively.
Certain of the RSAs granted to the Company's Chief Executive Officer in 2012 vest based upon the achievement of specified stock performance and service thresholds. The Company performed a Monte-Carlo simulation to calculate the award’s fair value of $2.1 million and derived service period of 3.80 years. The assumptions used to perform the Monte-Carlo simulation were consistent with those utilized in the Company’s Black-Scholes valuations for stock options.
Restricted Stock Units
The following table summarizes RSU activity for the year ended December 31, 2015:

	Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs at December 31, 2014	1,765,905	$8.47
Granted	1,332,404	9.51
Vested	(582,086)	8.29
Forfeited	(484,021)	9.25
Non-vested RSUs at December 31, 2015	2,032,202	$8.97
For the years ended December 31, 2015, 2014 and 2013, the weighted-average grant date fair value for RSUs was $9.51, $9.22 and $7.36, respectively. The fair value of RSUs vested was $6.0 million, $4.6 million, and $1.5 million, respectively, during the same periods.
The aggregate intrinsic value of RSUs outstanding at December 31, 2015 and 2014 was $18.4 million and $21.0 million, respectively. The intrinsic value for RSUs is calculated based on the market price of the Company's stock as of each period-end date.
At December 31, 2015 and 2014, there was $12.9 million and $11.3 million, respectively, of total unrecognized compensation cost related to non-vested RSUs, net of estimated forfeitures, which is expected to be recognized over a weighted average period of 2.49 years and 2.71 years, respectively.
During 2015, the Company granted 582,026 restricted stock units with market conditions pursuant to the Company's 2010 Equity Incentive Plan. Vesting of these awards is based upon the achievement of specified stock performance and service thresholds. The Company performed a Monte-Carlo simulation to calculate the awards' grant date fair values of $4.3 million, which will be recognized over the requisite service periods. During 2015, 128,200 of these restricted stock units, which had a grant date fair value of $1.1 million, were forfeited as a result of changes to the Company's executive leadership team.
In 2014, the Company granted RSUs to certain individuals in connection with the acquisition of docTrackr, Inc. The aggregate grant date fair value of these equity awards was $2.1 million. Of the awards granted, 83,914 of these RSUs were to non-employees and, accordingly, these awards were remeasured at fair value as of each reporting period until they became employees during the

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

year ended December 31, 2015. Two awards began vesting in 2015 upon achievement of specified performance conditions. Vesting of the remaining awards is contingent upon continued service over a three-year period.
Modification of Awards
During the year ended December 31, 2015, pursuant to separation agreements for two executives, the Company extended the exercise and vesting terms for certain outstanding equity awards beyond the individuals’ original agreements, resulting in modification of the awards for accounting purposes. As a result of the modified awards, the Company recorded an additional $0.3 million in stock-based compensation expense, which was offset by the reversal of $0.3 million of stock-based compensation expense related to the forfeiture of unvested awards.
During the years ended December 31, 2014 and December 31, 2013, no awards were modified.
2010 Employee Stock Purchase Plan
The ESPP was adopted by the Company's board of directors and approved by its stockholders in July 2010 and subsequently amended by the Company's board of directors and stockholders in 2013. The number of shares available for purchase under the ESPP is 1,000,000. The Company makes one or more offerings each year to its employees to purchase stock under the ESPP, usually beginning on the first business day of the quarter and ending on the last business day of the quarter. For employees eligible to participate on the first date of an offering period, the purchase price of shares of common stock under the ESPP is 85% of the fair market value of the shares, either on the offering date or the exercise date, whichever is less. As of December 31, 2015, there are 1,000,000 shares of common stock reserved, 665,523 shares issued and 334,477 shares available for future issuance under the ESPP.
12. Net Loss per Share
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per common share:

	Years Ended December 31,
	2015	2014	2013
Numerator:
Net loss (in thousands)	$(30,384)	$(26,496)	$(15,278)
Denominator:
Weighted-average shares used to compute basic net loss per share	57,172,659	55,932,641	55,135,657
Effect of dilutive options, unvested shares of restricted stock awards and unvested restricted stock units	—	—	—
Weighted-average shares used to compute diluted net income loss per share	57,172,659	55,932,641	55,135,657
Net loss per share:
Basic	$(0.53)	$(0.47)	$(0.28)
Diluted	$(0.53)	$(0.47)	$(0.28)
The following outstanding options to purchase Common Stock, unvested shares under RSAs and unvested shares issuable upon settlement of RSUs were excluded from the computation of diluted net loss per share for the periods presented as their effect would have been anti-dilutive:

	Years Ended December 31,
	2015	2014	2013
Options to purchase common stock	4,078,626	4,688,256	5,210,384
Unvested shares of restricted stock awards	562,936	564,652	557,982
Unvested shares of restricted stock units	2,032,202	1,765,905	1,198,290

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Segment and Geographic Information
The Company is a single operating segment and reporting unit. The Company's chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by certain revenue metrics and trends by the following principal markets:

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

•	Enterprise comprises customers, across the same variety of industries described above, who use the Intralinks Platform for a wide range of corporate purposes.

•	Debt Capital Markets ("DCM") comprises customers within the financial services industry who use the Intralinks Platform for loan syndication and administration and other debt-related transactions.
The following table sets forth the Company's revenue by principal market:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
M&A	$139,917	$130,471	$110,456
Enterprise	106,683	96,711	95,246
DCM	29,553	28,639	28,794
Total revenue	$276,153	$255,821	$234,496
Revenue by geographic location is based on where the customer is located. Revenue and long-lived assets by geographic location are as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Revenue:
U.S.	$163,831	$146,317	$137,603
All other countries	112,322	109,504	96,893
Total	$276,153	$255,821	$234,496

	Years Ended December 31,
	2015	2014
	(In thousands)
Long-lived assets (fixed assets and capitalized software):
U.S.	$65,612	$54,380
All other countries	1,813	1,663
Total	$67,425	$56,043
Concentration of Credit Risk and Significant Customers
The Company operates globally with 59.3% of total revenues derived from customers located in the U.S. and the remaining 40.7%

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

derived from customers located in various international locations. Revenue derived from customers located in the U.K. during the years ended December 31, 2015, 2014 and 2013 was $37.9 million, $34.8 million and $31.1 million, or 13.7%, 13.6% and 13.2% of total revenue, respectively. No other individual foreign country accounted for more than 10% of the Company's revenue during these periods.
No individual customer accounted for more than 10% of the Company's revenue in the years ended December 31, 2015, 2014 and 2013.
14. Related Party Transactions
Affiliates of one of our largest shareholders, TA Associates, L.P. (which is now part of TA Associates Management, L.P.) are also customers of the Company. These affiliates made payments to the Company in connection with their purchase of its services using the Intralinks Platform. Revenue generated from TA Associates, L.P. and its affiliates was nominal for the years ended December 31, 2015, 2014 and 2013. At December 31, 2015 there were no amounts due to TA Associates, L.P and amounts due from these affiliates of TA Associates, L.P. were nominal.
15. Commitments and Contingencies
Operating Leases
The Company has entered into various non-cancelable operating lease agreements for certain of our offices throughout the world with original lease periods expiring between 2015 and 2025. Certain of these arrangements have free or escalating rent payment provisions. We recognized rent expense under such arrangements on a straight-line basis.
At December 31, 2015, future minimum payments under non-cancelable operating leases were as follows over the next five years and thereafter:

Years Ending December 31,	Amount
(In thousands)
2016	$6,124
2017	5,851
2018	5,435
2019	4,961
2020	4,602
Thereafter	10,632
Total	$37,605
Total rent expenses charged to operations for the years ended December 31, 2015, 2014 and 2013 was $6.3 million, $6.6 million and $5.5 million, respectively.
The Company's principal executive office located at 150 East 42nd Street, New York, New York occupies 43,304 square feet which is subject to a lease agreement that expires in July 2021. The lease commenced August 2011, has a ten year term and provided for 12 months of initial free rent and an allowance from the landlord for improvements of $1.9 million.
In addition, the Company leases an office that is located at 404 Wyman Street, Waltham, Massachusetts that occupies 51,325 square feet for a term that expires October 2024. The lease commenced August 2014, has a ten year and three month term and provided for three months of initial free rent and an allowance from the landlord for improvements of $2.3 million.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Legal Proceedings
The Company is not currently aware of any pending or threatened material claims, charges, disputes, litigation and regulatory inquiries and investigations except as follows:
Securities Class Action. On December 5, 2011, the Company became aware of a purported class action lawsuit filed in the U.S. District Court for the Southern District of New York (the "SDNY" or the "Court") against the Company and certain of its current and former executive officers. The initial complaint (the "Wallace Complaint") alleges that the defendants made false and misleading statements or omissions about the Company’s business prospects, financial condition and performance in violation of the Securities Exchange Act of 1934, as amended. The plaintiff seeks unspecified compensatory damages for the purported class of purchasers of the Company's common stock during the period from February 17, 2011 through November 10, 2011 (the "Allegation Period"). On December 27, 2011, a second purported class action complaint, which makes substantially the same claims as, and is related to, the Wallace Complaint, was filed in the SDNY against the Company and certain of its current and former executive officers seeking similar unspecified compensatory damages for the Allegation Period. On April 3, 2012, the Court consolidated the actions and appointed Plumbers and Pipefitters National Pension Fund as lead plaintiff, and also appointed lead counsel in the consolidated action ("Consolidated Class Action"). On June 15, 2012, the lead plaintiff filed an amended complaint (“Consolidated Class Action Complaint”) that, in addition to the original allegations made in the Wallace Complaint, alleges that the Company, certain of its current and former officers and directors, and the underwriters in Intralinks’ April 6, 2011 stock offering issued a registration statement and prospectus in connection with the offering that contained untrue statements of material fact or omitted material information required to be stated therein in violation of the Securities Act of 1933, as amended. The defendants filed motions to dismiss the action on July 31, 2012. On May 8, 2013, the Court issued an opinion dismissing claims based on certain allegations in the complaint, but otherwise denied defendants' motions to dismiss. On June 28, 2013, defendants filed their answers to the Consolidated Class Action Complaint. On February 18, 2014, lead plaintiff filed its motion for class certification. On September 30, 2014, the Court issued an opinion certifying a class of all persons who purchased the Company's stock between February 17, 2011 and November 11, 2011 and a subclass of persons who purchased the Company's stock pursuant or traceable to the Company’s April 6, 2011 offering. On October 14, 2014, the defendants filed a petition in the U.S. Court of Appeals for the Second Circuit for permission to appeal the September 30, 2014 opinion granting plaintiff’s motion for class certification. On December 30, 2014, the Second Circuit denied defendants’ petition. On March 12, 2015, the Court suspended the remaining deadlines in the current scheduling order pending mediation. On July 30, 2015, the Company and the other defendants entered into a stipulation and agreement of settlement ("Settlement"), which was filed with the Court on July 31, 2015. The Settlement provides for the resolution of all of the pending claims in the Consolidated Class Action, without any admission or concession of wrongdoing or liability by the Company or the other defendants. The Company and the other defendants continue to maintain that they have meritorious defenses to all claims alleged in the Consolidated Class Action. The Company and the other defendants agreed to the Settlement to avoid further expense, inconvenience, and the distraction and inherent risks of burdensome and protracted litigation. Pursuant to the Settlement, the defendants agreed to pay $14.0 million (the "Settlement Amount") for a full and complete release of all claims that were or could have been asserted against the Company or the other defendants in the Consolidated Class Action. The full Settlement Amount was paid for and covered by the Company’s insurers pursuant to the applicable insurance policies. On July 31, 2015, the Court issued an order preliminarily approving the Settlement. At a November 12, 2015 hearing, the Court gave

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

final approval of the Settlement and entered an order dismissing the Consolidated Class Action with prejudice. The deadline to appeal entry of the dismissal order expired on December 14, 2015.
Horbal Derivative Action. On April 16, 2012, a second shareholder derivative complaint (the "Horbal Action") was filed in the Supreme Court of the State of New York in New York County ("New York State Court") against the Company and certain of its current and former directors and officers. The complaint alleges that the defendants breached their fiduciary duties by causing the Company to issue materially false and misleading statements about the Company's business operations and financial condition during the same Allegation Period alleged in the Consolidated Class Action Complaint. On April 24, 2012, one of the director defendants removed the Horbal Action to the SDNY, and on May 22, 2012, the plaintiff in the Horbal Action moved to remand the case to New York State Court. On March 11, 2013, the SDNY granted plaintiff's motion to remand, and the case is currently pending in New York State Court. On June 6, 2013, the parties filed a stipulation with the New York State Court agreeing to stay all proceedings in the Horbal Action, including discovery, until ninety days after the SDNY issues a scheduling order in the Consolidated Class Action. On January 13, 2014, the parties filed a stipulation with the New York State Court agreeing to work together on a schedule for defendants’ time to answer, move against or otherwise respond to the complaint or an amended complaint. On June 6, 2014, plaintiff filed an amended complaint that continues to assert the same claims against the same defendants. Defendants filed their motions to dismiss the amended complaint on July 14, 2014. On February 4, 2015, following oral argument, the New York State Court announced from the bench that it would grant defendants’ motions to dismiss. On February 19, 2015, the director defendants served plaintiff with a notice of entry of that dismissal, and on March 20, 2015, plaintiff filed a notice of appeal. On December 2, 2015, plaintiff withdrew his notice of appeal from the Court’s order dismissing the complaint with prejudice.
Levine Shareholder Demand Letter/Complaint. The Company received a shareholder demand letter, dated May 16, 2013, demanding that the Company's Board take action to remedy alleged breaches of fiduciary duty by current and former directors and officers of the Company. These alleged breaches are based on the same alleged misconduct in the complaints in the Horbal and Consolidated Class Actions. The letter specifically demands that the Company's Board undertake an independent internal investigation into the alleged breaches and commence a civil action against each of the allegedly breaching current and former directors and officers. On June 26, 2013, the Company's Board created a Demand Committee to conduct an investigation into the allegations in the Levine demand letter. On December 13, 2013, the shareholder filed a derivative complaint (the "Levine Action") in New York State Court against the Company and certain of its current and former directors and officers. The Levine Action alleges that since the Company’s Board has not responded substantively to the shareholder’s demand letter in over six months, this has resulted in an improper "functional refusal" of the demand. The Levine Action makes substantially the same claims as, and is related to, the Horbal and Consolidated Class Actions. It alleges, among other things, that the defendants breached their fiduciary duties by making materially false and misleading statements related to the strength of the Company’s business and customer satisfaction. On March 27, 2014, counsel for the Demand Committee sent a letter to shareholder’s counsel stating that after thorough investigation of the allegations in the demand letter, the Board concluded that taking any or all of the demanded actions would not serve the best interests of the Company and its shareholders, and voted unanimously to reject the demand. Pursuant to a stipulation filed on June 2, 2014, the defendants filed motions to dismiss the action on July 2, 2014. On February 4, 2015, following oral argument, the New York State Court announced from the bench that it would grant the defendants’ motions to dismiss, without prejudice. On May 20, 2015, Larry Levine filed a new derivative complaint (the "Second Levine Action") under a different docket number in New York State Court against the Company and certain of its current and former directors and officers. The Second Levine Action makes substantially the same claims as in the prior Levine Action, but adds allegations that the prior shareholder demand was wrongfully refused. Pursuant to a stipulation filed on June 2, 2015, the defendants filed motions to dismiss the action on June 26, 2015. Plaintiff filed his opposition on July 20, 2015 and defendants filed their replies on July 31, 2015. Oral argument on the motions to dismiss is scheduled for March 18, 2016. We believe the claims in the Second Levine Action are without merit and intend to defend this lawsuit vigorously. Due to the state of the Second Levine Action and the nature of the potential claims, a range of loss cannot be determined at this time.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Selected Quarterly Financial Data (Unaudited)

Consolidated Statement of Operations Data:	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(In thousands)
Revenue	$66,306	$68,975	$69,588	$71,284
Gross profit	$47,753	$49,643	$50,284	$52,507
Loss from operations	$(6,401)	$(7,375)	$(4,723)	$(4,699)
Net loss	$(9,352)	$(8,491)	$(6,561)	$(5,980)
Net loss per common share (1)
Basic	$(0.17)	$(0.15)	$(0.11)	$(0.10)
Diluted	$(0.17)	$(0.15)	$(0.11)	$(0.10)

Consolidated Statement of Operations Data:	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(In thousands)
Revenue	$59,241	$63,557	$65,605	$67,418
Gross Profit	$42,239	$46,474	$48,523	$49,237
Loss from operations	$(6,193)	$(6,963)	$(3,923)	$(4,655)
Net loss	$(5,379)	$(5,673)	$(4,351)	$(11,093)
Net loss per common share (1)
Basic	$(0.10)	$(0.10)	$(0.08)	$(0.20)
Diluted	$(0.10)	$(0.10)	$(0.08)	$(0.20)
(1) Quarterly per share amounts may not add to the related annual per share amount because of differences in the average common shares outstanding during each period.
17. Subsequent Event
On February 19, 2016, the Company's Board of Directors voted to authorize the purchase by the company of up to $20 million of shares of the company’s common stock. Repurchases under this program will be made in open market or privately-negotiated transactions. This authority may be exercised from time to time and in such amounts as market conditions warrant and is subject to regulatory considerations. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. This stock repurchase program will extend for one year and may be suspended or terminated at any time without prior notice.

INTRALINKS HOLDINGS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Expenses/Against Revenue	Charged to Other Account		Deductions		Balance at End of Period
	(In thousands)
Year ended December 31, 2015
Allowance for doubtful accounts	$1,258	$3,725	$—		$(2,619)		$2,364
Credit reserve	1,900	11,578	—		(11,578)		1,900
Deferred tax asset valuation allowance	6,447	12,660	989	(1)	(520)	(2)	19,576
Total	$9,605	$27,963	$989		$(14,717)		$23,840

Year ended December 31, 2014
Allowance for doubtful accounts	$1,252	$2,126	$—		$(2,120)		$1,258
Credit reserve	1,900	8,574	—		(8,574)		1,900
Deferred tax asset valuation allowance	—	6,447	—		—		6,447
Total	$3,152	$17,147	$—		$(10,694)		$9,605

Year ended December 31, 2013
Allowance for doubtful accounts	$1,502	$1,028	$—		$(1,278)		$1,252
Credit reserve	1,425	6,694	—		(6,219)		1,900
Total	$2,927	$7,722	$—		$(7,497)		$3,152

(1) Foreign currency translation
(2) Amount is primarily related to the release of the valuation allowance on foreign net deferred tax assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), that are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.
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
Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is set forth under the captions "Board of Directors," "Corporate Governance," "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for our 2016 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of December 31, 2015 and is incorporated herein by reference.
We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the rules of the SEC. Information contained on, or connected to, our website is not incorporated by reference into this Form 10-K and should not be considered part of this report or any other filing that we make with the SEC.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is set forth under the captions “Compensation Discussion and Analysis,” "Director Compensation," "Director Compensation Table - 2015" and "Compensation Practices Risk Assessment" in our definitive proxy statement for our 2016 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of December 31, 2015 and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our definitive proxy statement for our 2016 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of December 31, 2015 and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is set forth under the captions “Certain Relationships and Related Party Transactions” and “Board of Directors - Composition of our Board of Directors - Director Independence” in our definitive proxy statement for our 2016 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of December 31, 2015 and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is set forth under the captions “Ratification of Selection of Independent Registered Public Accounting Firm" and "Independent Registered Public Accounting Firm Fees and Services” in our definitive proxy statement for our 2016 Annual Meeting of Stockholders, which we expect to file with the SEC within 120 days of December 31, 2015 and is incorporated herein by reference.

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

3.2	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 6, 2015).
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, as amended (File No. 333-165991)).
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

10.5+	Amended and Restated 2010 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed on September 6, 2013).
10.6+	Amended and Restated 2010 Equity Incentive Plan and forms of award agreements (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 1, 2014).
10.7+	Senior Executive Incentive Bonus Plan (Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, as amended (File No. 333-165991)).
10.8+	Intralinks, Inc. Senior Executive Severance Plan (Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, as amended (File No. 333-165991)).
10.9+*	Non-Employee Director Compensation Policy, dated April 27, 2011 and amended July 28, 2015.
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

10.13
Second Amendment, dated as of November 2, 2015, to the Credit Agreement, dated as of February 24, 2014 and amended by the First Amendment, dated as of June 20, 2014, by and among the Company, Intralinks International Holdings LLC and docTrackr, Inc. as Guarantors, Intralinks, Inc. as Borrower and JPMorgan Chase Bank, N.A. as Lender (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed on November 4, 2015).

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

10.19+
Employment Agreement dated as of June 30, 2015 by and between the Company and Christopher J. Lafond (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 30, 2015).

10.20+
Employment Agreement dated as of July 21, 2014 by and between the Company and Aditya Joshi (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 13, 2015).

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
** Attached as Exhibits 101 to this report are the following financial statements from our Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) related notes to these financial statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRALINKS HOLDINGS, INC.
By: /s/ Ronald W. Hovsepian Ronald W. Hovsepian President and Chief Executive Officer
Date: March 4, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date
/s/ Ronald W. Hovsepian Ronald W. Hovsepian	Director, President and Chief Executive Officer (principal executive officer)	March 4, 2016
/s/ Christopher J. Lafond Christopher J. Lafond	Chief Financial Officer (principal financial and accounting officer)	March 4, 2016
/s/ Patrick J. Wack, Jr. Patrick J. Wack, Jr.	Chairman of the Board of Directors	March 4, 2016
/s/ Brian J. Conway Brian J. Conway	Director	March 4, 2016
/s/ Peter Gyenes Peter Gyenes	Director	March 4, 2016
/s/ Thomas Hale Thomas Hale	Director	March 4, 2016
/s/ Habib Kairouz Habib Kairouz	Director	March 4, 2016
/s/ Robert C. McBride Robert C. McBride	Director	March 4, 2016
/s/ Harsha Ramalingam Harsha Ramalingam	Director	March 4, 2016
/s/ J. Chris Scalet J. Chris Scalet	Director	March 4, 2016