Form 10-Q
period 2016-03-31
IntraLinks Holdings, Inc.
filed 2016-05-03
CIK 1488075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding at April 29, 2016
Common Stock, par value $0.001 per share	57,907,397

INTRALINKS HOLDINGS, INC
QUARTERLY REPORT ON FORM 10-Q
For the quarter ended March 31, 2016

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
INTRALINKS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$34,491	$47,875
Investments	3,205	12,425
Accounts receivable, net of allowances of $4,693 and $4,265, respectively	57,712	50,360
Prepaid expenses	7,449	8,595
Other current assets	3,289	3,399
Total current assets	106,146	122,654
Fixed assets, net	19,555	20,789
Capitalized software, net	48,828	46,636
Goodwill	231,542	224,383
Other intangibles, net	32,124	38,106
Other non-current assets	7,605	7,619
Total assets	$445,800	$460,187
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,936	$10,094
Current portion of long-term debt, net of debt issuance costs	1,854	1,829
Deferred revenue	51,672	52,005
Accrued expenses and other current liabilities	23,208	29,856
Total current liabilities	84,670	93,784
Long-term debt, net of debt issuance costs	79,021	79,457
Other long-term liabilities	4,807	4,795
Commitments and contingencies
Stockholders' equity:
Undesignated Preferred Stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common Stock, $0.001 par value; authorized 300,000,000 shares; issued 58,562,669 and 58,434,464 shares; outstanding 58,238,249 and 58,434,464 shares, respectively	59	58
Additional paid-in capital	458,659	456,141
Accumulated deficit	(174,467)	(169,594)
Accumulated other comprehensive loss	(4,261)	(4,454)
Treasury Stock, 324,420 and 0 shares of common stock at cost	(2,688)	—
Total stockholders' equity	277,302	282,151
Total liabilities and stockholders' equity	$445,800	$460,187
 The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(unaudited)

	Three months ended March 31,
	2016	2015
Revenue	$70,723	$66,306
Cost of revenue	19,873	18,553
Gross profit	50,850	47,753
Operating expenses:
Sales and marketing	30,353	29,972
General and administrative	17,928	18,149
Product development	6,590	6,033
Total operating expenses	54,871	54,154
Loss from operations	(4,021)	(6,401)
Interest expense	1,117	1,130
Amortization of debt issuance costs	143	143
Other (income) expense, net	(543)	1,496
Net loss before income tax	(4,738)	(9,170)
Income tax expense	135	182
Net loss	$(4,873)	$(9,352)
Net loss per common share:
Basic	$(0.08)	$(0.17)
Diluted	$(0.08)	$(0.17)
Weighted average number of shares:
Basic	57,857,057	56,592,517
Diluted	57,857,057	56,592,517

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three months ended March 31,
	2016	2015
Net loss	$(4,873)	$(9,352)
Change in foreign currency translation adjustment (net of tax benefit of $127 and $0, respectively)	193	(1,488)
Total other comprehensive (income) loss, net of tax	193	(1,488)
Comprehensive loss	$(4,680)	$(10,840)

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three months ended March 31,
	2016	2015
Net loss	$(4,873)	$(9,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,599	6,693
Amortization of intangible assets	5,982	5,987
Stock-based compensation expense	2,615	2,884
Other, net	48	1,103
Changes in operating assets and liabilities:
Accounts receivable	(7,446)	(5,170)
Prepaid expenses and other assets	1,311	(1,140)
Accounts payable	(1,161)	(1,075)
Accrued expenses and other liabilities	(8,297)	(7,595)
Deferred revenue	(115)	(507)
Net cash used in operating activities	(5,337)	(8,172)
Cash flows from investing activities:
Capitalized software development costs	(6,658)	(5,103)
Capital expenditures	(1,156)	(433)
Maturities of investments	9,184	4,550
Acquisitions, net of cash acquired	(6,359)	—
Net cash used in investing activities	(4,989)	(986)
Cash flows from financing activities:
Payments on long-term debt	(572)	(200)
Purchases of treasury stock	(2,688)	—
Other, net	(96)	(147)
Net cash used in financing activities	(3,356)	(347)
Effect of foreign exchange rate changes on cash and cash equivalents	298	(750)
Net decrease in cash and cash equivalents	(13,384)	(10,255)
Cash and cash equivalents at beginning of period	47,875	40,682
Cash and cash equivalents at end of period	$34,491	$30,427

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
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements include the accounts of Intralinks Holdings, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations.
In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all normal and recurring adjustments necessary for the fair statement of the Company's consolidated financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The financial statements contained herein are unaudited and should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Certain prior year amounts have been reclassified to conform to the current year presentation.
Use of Estimates
The preparation of the Company's Consolidated Financial Statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.
On an ongoing basis, the Company evaluates its estimates and assumptions including those related to the determination of the fair value of stock-based awards including estimated forfeitures of such awards, the fair value of the Company's single operating segment and reporting unit, the recoverability of its definite-lived intangible assets, capitalized software and fixed assets (and their related useful lives), certain components of the income tax provision (including the valuation allowance on deferred tax assets), allowances for doubtful accounts and reserves for customer credits and accruals for certain compensation and benefit expenses. The Company bases its estimates, judgments and assumptions on historical experience, its forecasts and budgets and on various other factors that it believes to be reasonable under the circumstances.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue. ASU 2014-09 supersedes current revenue recognition guidance and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this update deferred the effective date of implementation of ASU 2014-09 by one year and is now effective for annual and interim reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), amending the principal-versus-agent implementation guidance set forth in ASU 2014-09. The amendment clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which amends certain aspects of the guidance set forth in the FASB's new revenue standard related to identifying performance obligations and licensing implementation. The Company is currently evaluating the impact of the adoption of this standard on its Consolidated Financial Statements.

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), which requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the related liability rather than as an asset. ASU 2015-03 is effective for annual and interim reporting periods beginning after December 15, 2015. In August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are outstanding borrowings on the line-of-credit. As a result of the retrospective adoption of ASU 2015-03, at December 31, 2015, the Company reclassified capitalized deferred debt issuance costs of $0.5 million from "Other current assets" to "Current portion of long-term debt, net of debt issuance costs" and $1.0 million from "Other non-current assets" to "Long-term debt, net of debt issuance costs."
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"), which supersedes existing guidance on accounting for leases in "Leases (Topic 840)" and generally requires all leases to be recognized in the consolidated balance sheet. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of this standard, if any, on its Consolidated Financial Statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which simplifies the accounting for employee stock-based payment. This update provides clarification on guidance for employee share-based payments, in particular areas including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the impact of the adoption of this standard, if any, on its Consolidated Financial Statements.
2. Investments and Fair Value Measurements
The Company has classified its investments in corporate securities as held-to-maturity and, as such, has recorded them at amortized cost. Interest earned on these debt securities is included in “Other (income) expense, net” within the Consolidated Statements of Operations. The gross unrealized holding gains and losses for the three months ended March 31, 2016 and 2015 were not material.
The following tables summarize these investments:

			March 31, 2016
Security Type	Remaining Maturity	Consolidated Balance Sheet Classification	Amortized Cost
			(In thousands)
Corporate Securities	1 to 111 Days	Investments (current)	$3,205

			December 31, 2015
Security Type	Remaining Maturity	Consolidated Balance Sheet Classification	Amortized Cost
			(In thousands)
Corporate Securities	15 to 202 Days	Investments (current)	$12,425
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

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

•	Level 3: Fair value measurement of the asset or liability using unobservable inputs that reflect the Company’s own assumptions regarding the applicable asset or liability.
The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	March 31, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Asset:
Money market funds as cash equivalents	$13,065	$13,065	$—	$—

	December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Asset:
Money market funds as cash equivalents	$17,143	$17,143	$—	$—
The Company's non-financial assets, which include goodwill, intangible assets, fixed assets, capitalized software and cost method investments, are adjusted to fair value only when an impairment charge is recognized. These fair value measurements are based predominantly on Level 3 inputs.
At March 31, 2016 and December 31, 2015, the carrying value of the Company's investments accounted for under the cost method totaled $4.5 million and are included in "Other non-current assets" on the Company's Consolidated Balance Sheets.
3. Goodwill and Other Intangibles
At March 31, 2016 and December 31, 2015, the Company had $231.5 million and $224.4 million of goodwill respectively. The addition to goodwill relates to the Company’s acquisition of Verilume, Inc., a cloud infrastructure company. The Company is in the process of completing the purchase price allocation related to this transaction and the acquired assets and assumed liabilities will be recorded by the Company at their estimated fair values.
At March 31, 2016, other intangibles consisted of the following:

	Definite–Lived Intangible Assets
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Customer relationships	$141,973	$(124,691)	$17,282
Developed technology	134,542	(123,717)	10,825
Trade name	14,629	(10,720)	3,909
Non-compete agreements	1,337	(1,229)	108
Total	$292,481	$(260,357)	$32,124
At December 31, 2015, other intangibles consisted of the following:

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Definite–Lived Intangible Assets
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Customer relationships	$141,973	$(121,141)	$20,832
Developed technology	134,542	(121,634)	12,908
Trade name	14,629	(10,416)	4,213
Non-compete agreements	1,337	(1,184)	153
Total	$292,481	$(254,375)	$38,106
Amortization of intangible assets is classified in each of the operating expense categories as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cost of revenue	$2,083	$2,083
Sales and marketing	3,550	3,549
General and administrative	349	355
Total	$5,982	$5,987
At March 31, 2016, amortization of intangible assets for each of the next five years and thereafter is estimated to be as follows:

Amount
(In thousands)
Remainder of 2016	$17,884
2017	11,799
2018	1,629
2019	716
2020	31
Thereafter	65
Total	$32,124
4. Fixed Assets
Fixed assets consisted of the following:

	March 31,	December 31,
	2016	2015
	(In thousands)
Computer equipment and software	$37,415	$37,200
Furniture, fixtures and office equipment	3,088	3,058
Leasehold improvements	6,353	6,213
Total fixed assets	46,856	46,471
Less: Accumulated depreciation and amortization	(27,301)	(25,682)
Fixed assets, net	$19,555	$20,789
Depreciation expense is classified in each of the operating expense categories as follows:

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cost of revenue	$1,395	$1,089
Sales and marketing	352	273
General and administrative	215	243
Product development	156	134
Total	$2,118	$1,739
5. Capitalized Software
Capitalized software consisted of the following:

	March 31,	December 31,
	2016	2015
	(In thousands)
Capitalized internal-use software development costs	$152,803	$146,261
Less: Accumulated amortization	(103,975)	(99,625)
Capitalized software, net	$48,828	$46,636
Amortization expense is classified in each of the operating expense categories as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cost of revenue	$4,315	$4,798
Sales and marketing	45	33
General and administrative	121	123
Total	$4,481	$4,954
6. Income Tax
The Company recorded an income tax expense of $0.1 million and $0.2 million despite a pre-tax loss of $4.7 million and $9.2 million for the three months ended March 31, 2016 and March 31, 2015, respectively, primarily because the income tax benefit related to the U.S. pre-tax loss generated during both quarters was subject to a valuation allowance.
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
Unrecognized tax benefits totaled $5.5 million at March 31, 2016 and December 31, 2015. Management does not expect that the balance of unrecognized tax benefits will significantly increase or decrease over the next twelve months. If unrecognized tax benefits at March 31, 2016 are subsequently recognized, the Company's income tax expense would be reduced by $4.7 million ($0.5 million net of the impact of the Company’s valuation allowance).
7. Debt
Long-term debt consisted of the following:

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	March 31,	December 31,
	2016	2015
	(In thousands)
Term Loan Credit Facility	$78,400	$78,600
Equipment Loan Facility	4,347	4,719
Term Loan original issue discount	(467)	(507)
Term Loan debt issuance costs	(1,405)	(1,526)
Total debt, net of debt issuance costs	80,875	81,286
Less: current portion (Term Loan Credit Facility)	(318)	(318)
Less: current portion (Equipment Loan Facility)	(1,536)	(1,511)
Total current portion of debt, net of debt issuance costs	$(1,854)	$(1,829)
Total long-term debt, net of debt issuance costs	$79,021	$79,457
Based on available market information, the estimated fair value of the Company’s long-term debt was $80.4 million and $81.0 million as of March 31, 2016 and December 31, 2015, respectively. These fair value measurements were determined using Level 2 observable inputs, as defined in Note 2. The estimated fair value of our facility related to the purchase of equipment ("Equipment Loan Facility") approximates its carrying value at each reporting period.
As of March 31, 2016, the Company had $2.9 million in outstanding letters of credit issued under its Revolving Credit Facility.
The Term Loan Credit Facility and the Revolving Credit Facility (collectively, the "Credit Facilities") include covenants that restrict certain activities by the Company, as well as require the Company to comply with certain financial ratios such as a Consolidated Net Leverage Ratio and a springing Fixed Charge Coverage Ratio, as these terms are defined in the agreements governing the Credit Facilities. The agreements governing the Credit Facilities also contain other affirmative and negative covenants with which the Company is required to comply. The Term Loan Credit Facility requires partial prepayment of a portion of the principal outstanding in the event that the Company generates Consolidated Excess Cash Flow (as defined under the Term Loan Credit Facility) in excess of a certain threshold. This determination is to be made 90 days following the end of the preceding fiscal year, with any payment, if required, due within 105 days following the end of the preceding fiscal year. The Company was in compliance with all applicable covenants set forth in the Credit Facilities as of March 31, 2016 and there was no required prepayment for the year ended December 31, 2015.
8. Employee Stock Plans
Stock-based compensation expense is measured at the grant date, based on the fair value of the award and recognized as expense over the requisite service period, net of an estimated forfeiture rate. The Company maintains several stock-based compensation plans, which are more fully described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Stock-based compensation expense related to all of the Company’s stock awards is included in operating expense categories, as follows:

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cost of revenue	$166	$115
Sales and marketing	503	565
General and administrative	1,551	1,881
Product development	395	323
Total	$2,615	$2,884
9. Net Loss per Share
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per common share:

	Three Months Ended March 31,
	2016	2015
Numerator:
Net loss (in thousands)	$(4,873)	$(9,352)
Denominator:
Weighted-average shares used to compute basic net loss per share	57,857,057	56,592,517
Effect of dilutive options, unvested shares of restricted stock awards and unvested restricted stock units	—	—
Weighted-average shares used to compute diluted net loss per share	57,857,057	56,592,517
Net loss per share:
Basic	$(0.08)	$(0.17)
Diluted	$(0.08)	$(0.17)
The following outstanding options to purchase common stock, unvested shares of restricted stock awards and unvested restricted stock units were excluded from the computation of diluted net loss per share for the periods presented as their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2016	2015
Options to purchase common stock	3,974,133	4,765,225
Unvested shares of restricted stock awards	546,051	543,099
Unvested shares of restricted stock units	3,260,414	2,348,995
10. Contingencies
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
Legal Proceedings
The Company is not currently aware of any pending or threatened material claims, charges, disputes, litigation and regulatory inquiries and investigations except as follows:
Levine Stockholder Demand Letter/Complaint. The Company received a stockholder demand letter, dated May 16, 2013, demanding that the Company's Board take action to remedy alleged breaches of fiduciary duty by current and former directors and officers of the Company. These alleged breaches are based on the same alleged misconduct detailed in the complaints in the previously

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

filed and now resolved stockholder derivative and class action matters. The letter specifically demanded that the Company's Board undertake an independent internal investigation into the alleged breaches and commence a civil action against each of the allegedly breaching current and former directors and officers. On June 26, 2013, the Company's Board created a Demand Committee to conduct an investigation into the allegations in the Levine demand letter. On December 13, 2013, the stockholder filed a derivative complaint (the "Levine Action") in New York State Court against the Company and certain of its current and former directors and officers. The Levine Action alleged that since the Company’s Board had not responded substantively to the stockholder’s demand letter in over six months, this had resulted in an improper "functional refusal" of the demand. The Levine Action made substantially the same claims as, and was related to, the previously filed and subsequently resolved stockholder derivative and class action matters. It alleged, among other things, that the defendants breached their fiduciary duties by making materially false and misleading statements related to the strength of the Company’s business and customer satisfaction. On March 27, 2014, counsel for the Demand Committee sent a letter to the stockholder’s counsel stating that, after thorough investigation of the allegations in the demand letter, the Board had concluded that taking any or all of the demanded actions would not serve the best interests of the Company and its stockholders and the Board had voted unanimously to reject the demand. Pursuant to a stipulation filed on June 2, 2014, the defendants filed motions to dismiss the action on July 2, 2014. On February 4, 2015, following oral argument, the New York State Court announced from the bench that it would grant the defendants’ motions to dismiss, without prejudice. On May 20, 2015, Larry Levine filed a new derivative complaint (the "Second Levine Action") under a different docket number in New York State Court against the Company and certain of its current and former directors and officers. The Second Levine Action made substantially the same claims as in the prior Levine Action, but added allegations that the prior stockholder demand was wrongfully refused. Pursuant to a stipulation filed on June 2, 2015, the defendants filed motions to dismiss the action on June 26, 2015. Plaintiff filed his opposition on July 20, 2015 and defendants filed their replies on July 31, 2015. On April 28, 2016, the New York State Court entered its decision and order granting defendants’ motions and dismissing plaintiff’s complaint with prejudice.  Also on April 28, 2016, defendants served plaintiff with notice of entry of the dismissal order and plaintiff has until May 31, 2016 to file a notice of appeal. We believe the claims in the Second Levine Action are without merit and intend to defend this lawsuit vigorously. Due to the state of the Second Levine Action and the nature of the potential claims, a range of loss cannot be determined at this time.
11. Subsequent Event
Between April 1, 2016 and April 29, 2016, the Company repurchased 0.3 million shares of common stock for a total of $3.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our operating results and financial condition have varied in the past and could in the future vary significantly depending on a number of factors. Some of the statements in this Quarterly Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to our operations and are based on our current expectations, estimates and projections. Words such as “may,” “will,” “could,” “would,” “should,” “anticipate,” “predict,” “potential,” “continue,” “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “goals,” “in our view” and similar expressions are used to identify these forward-looking statements. The forward-looking statements included in this Quarterly Report include, but are not limited to, statements about our internal control over financial reporting, our results of operations and financial condition and our plans, strategies and developments. Forward-looking statements are only predictions and, as such, are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are based upon assumptions as to future events or our future financial performance that may not prove to be accurate. Actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. Many of the reasons for these differences include changes that occur in our continually changing business environment and other important factors. These risks, uncertainties and other factors are more fully described in this section and under the heading "Risk Factors" in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission, or the SEC, on March 4, 2016. You are strongly encouraged to read those sections carefully as the occurrence of the events described therein and elsewhere in this report could materially harm our business. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these statements speak only as of the date they were made and, except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Part I, Item 1. "Financial Statements (Unaudited)" of this Quarterly Report on Form 10-Q and the audited consolidated financial statements included in Part II, Item 8. "Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Executive Summary
Intralinks is a leading global technology provider of Software-as-a-Service, or SaaS, solutions for secure enterprise content collaboration within and among organizations. Our cloud-based solutions enable organizations to securely manage, control, track, search, exchange and collaborate on sensitive information, inside and outside the firewall, all within a secure and easy-to-use environment.
Business Measurements
Beginning in the first quarter of 2016 and going forward, we plan to regularly report the business measurements described below and will no longer report non-GAAP adjusted gross profit, non-GAAP adjusted gross margin, non-GAAP adjusted EBITDA, non-GAAP adjusted EBITDA margin, non-GAAP adjusted net income and free cash flow in our Quarterly Reports on Form 10-Q or our Annual Reports on Form 10-K.
We believe the following business measurements are key as we use them internally to help us evaluate our performance, identify trends affecting our business, establish budgets, assess operational efficiencies, make strategic decisions and compensate our management.

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Non-GAAP adjusted operating income	$4,576	$2,470
Non-GAAP adjusted operating income represents the corresponding GAAP measure adjusted to exclude, if applicable: (1) amortization of intangible assets, (2) stock-based compensation expense and (3) impairment charges or asset write-offs.

Enterprise 12-month backlog growth represents the percentage increase in committed future revenue to be derived from our Enterprise principal market over the next twelve months as compared to the amount of Enterprise backlog as of the same date in the prior year. Enterprise backlog is comprised of contractual commitments and deferred revenue related to our Enterprise principal market. Enterprise 12-month backlog growth at March 31, 2016 was approximately 8% year-over-year, excluding the effects of foreign exchange.
ARR growth represents the percentage increase in the value attributable to all of our renewable subscription contracts for which revenue is recognized on a ratable basis as compared to the same date in the prior year. ARR is calculated as the annualized value of all renewable subscription contracts in effect at a specific point in time, without regard to the duration of the contract. ARR growth at March 31, 2016 was approximately 8% year-over-year, excluding the effects of foreign exchange.
Non-GAAP Financial Measure
The table below provides a reconciliation of U.S. GAAP loss from operations to non-GAAP adjusted operating income, which is included in Business Measurements above:

	Three months ended March 31,
	2016	2015
	(In thousands)
Loss from operations	$(4,021)	$(6,401)
Amortization of intangible assets	5,982	5,987
Stock-based compensation expense	2,615	2,884
Non-GAAP adjusted operating income	$4,576	$2,470
We report non-GAAP adjusted operating income as a supplemental measure that is not prepared in accordance with generally accepted accounting principles in the United States, or GAAP or U.S. GAAP. This non-GAAP financial measure should be considered in addition to our results prepared in accordance with U.S. GAAP and should not be considered a substitute for or superior to our U.S. GAAP results. We endeavor to compensate for the limitations of this non-GAAP financial measure by providing the comparable GAAP measure with equal or greater prominence.
Management believes that this non-GAAP financial measure, when viewed with our results under U.S. GAAP and the accompanying reconciliation, provides useful information about our period-over-period growth and provides additional information that is useful for evaluating our operating performance. Management also believes that this non-GAAP financial measure provides a more meaningful comparison of our operating results against those of other companies in our industry, as well as on a period-over-period basis, because this measure excludes items that are not representative of our operating performance, such as amortization of intangible assets and stock-based compensation expense. Management believes that including these costs in our results of operations results in a lack of comparability between our operating results and those of our peers in the industry.
Critical Accounting Policies and Estimates
The preparation of financial statements requires the application of appropriate accounting policies and the use of estimates. Our significant accounting policies are described in Note 2 - "Summary of Significant Accounting Policies" included in Part II, Item 8. "Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
The preparation of our Consolidated Financial Statements requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. Actual results could differ materially from those estimates. On an ongoing basis, we evaluate our estimates and assumptions including those related to the determination of the fair value of stock-based awards, including estimated forfeitures of such awards, the fair value of our single operating segment and reporting unit, the recoverability of our definite-lived intangible assets, capitalized software and fixed assets (and their related useful lives), certain components of the income tax provision (including the valuation allowance on deferred tax assets), allowances for doubtful accounts and reserves for customer credits and accruals for certain compensation and benefit expenses. We base our estimates, judgments and assumptions on historical experience, our forecasts and budgets and on various other factors that we believe to be reasonable under the circumstances.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements see Note 1 - "Intralinks Holdings, Inc. and Summary of Significant Accounting Policies" included in Part I, Item 1. "Financial Statements (Unaudited)" of this Quarterly Report on Form 10-Q.

Results of Operations
The following table sets forth Consolidated Statements of Operations data as a percentage of revenue.

	Three Months Ended March 31,
	2016	2015
Revenue	100.0%	100.0%
Cost of revenue	28.1%	28.0%
Gross profit	71.9%	72.0%
Operating expenses:
Sales and marketing	42.9%	45.2%
General and administrative	25.3%	27.4%
Product development	9.3%	9.1%
Total operating expenses	77.6%	81.7%
Loss from operations	(5.7)%	(9.7)%
Interest expense	1.6%	1.7%
Amortization of debt issuance costs	0.2%	0.2%
Other (income) expense, net	(0.8)%	2.3%
Net loss before income tax	(6.7)%	(13.8)%
Income tax expense	0.2%	0.3%
Net loss	(6.9)%	(14.1)%

Comparison of the Three Months Ended March 31, 2016 and 2015
Revenue

	Three months ended March 31,		Change
	2016	2015	$	%
	(Dollars in thousands)
M&A	$35,386	$33,199	$2,187	6.6%
Enterprise	28,169	26,020	2,149	8.3%
DCM	7,168	7,087	81	1.1%
Total revenue	$70,723	$66,306	$4,417	6.7%
Total revenue for the three months ended March 31, 2016 increased 6.7%, or 9.2% excluding the effects of foreign exchange, from 2015 to 2016.
M&A revenue for the three months ended March 31, 2016 increased 6.6%, or 10.0% excluding the effects of foreign exchange, from 2015 to 2016. The growth in M&A revenue was largely driven by a higher volume of strategic business transactions.
Enterprise revenue for the three months ended March 31, 2016 increased 8.3%, or 10.2% excluding the effects of foreign exchange, from 2015 to 2016. The growth in Enterprise revenue was due primarily to an increase in the number of enterprise customers year-over-year.
DCM revenue for the three months ended March 31, 2016 was comparable to 2015 with an increase of 1.1%, or 1.3% excluding the effects of foreign exchange.
Cost of Revenue and Gross Profit

	Three months ended March 31,		Change
	2016	2015	$	%
	(Dollars in thousands)
Cost of revenue	$19,873	$18,553	$1,320	7.1%
Gross profit	$50,850	$47,753	$3,097	6.5%
Gross margin	71.9%	72.0%	(0.1) points
Cost of revenue for the three months ended March 31, 2016 increased $1.3 million, or 7.1%, from 2015 to 2016, due to higher consulting, software license and maintenance, and hosting fees to support continued customer growth and investments in our platform.
Operating Expenses

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(Dollars in thousands)
Sales and marketing	$30,353	$29,972	$381	1.3%
General and administrative	17,928	18,149	(221)	(1.2)%
Product development	6,590	6,033	557	9.2%
Total operating expenses	$54,871	$54,154	$717	1.3%
Sales and marketing expense for the three months ended March 31, 2016 increased slightly from 2015 to 2016, largely due to an increase in headcount as we continue to expand our sales capacity.
General and administrative expense for the three months ended March 31, 2016 decreased slightly from 2015 to 2016, primarily due to management's focus on reducing our overall general and administrative expenses.
Product development expense for the three months ended March 31, 2016 increased $0.6 million, or 9.2%, from 2015 to 2016, primarily due to an increase in headcount.
Total product development costs comprise product development expense and capitalized software, including capitalized interest.

	Three months ended March 31,		Change
	2016	2015	$	%
	(Dollars in thousands)
Product development expense	$6,590	$6,033	$557	9.2%
Capitalized software	6,548	5,810	738	12.7%
Total product development costs	$13,138	$11,843	$1,295	10.9%
The increase in total product development costs for the three months ended March 31, 2016 of $1.3 million, or 10.9%, from 2015 to 2016, was driven primarily by an increase in headcount. As a percent of revenue, total product development cost was 18.6% and 17.9% for the three months ended March 31, 2016 and 2015, respectively.
Non-Operating Expenses

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(Dollars in thousands)
Interest expense	$1,117	$1,130	$(13)	(1.2)%
Amortization of debt issuance costs	$143	$143	$—	—%
Other (income) expense, net	$(543)	$1,496	$(2,039)	>(100)%
Interest expense and amortization of debt issuance costs for the three months ended March 31, 2016 were comparable to 2015.
Other (income) expense, net comprises foreign currency transaction (gains) losses and interest income. Foreign currency transaction (gains) losses largely relate to the remeasurement of Euro denominated accounts receivable held by entities where the Euro is not the functional currency. Net foreign currency transaction (gains) losses were $(0.5) million and $1.5 million for the three months ended March 31, 2016 and 2015, respectively.
Income Tax Expense

	Three months ended March 31,
	2016	2015
	(In thousands)
Income tax expense	$135	$182
We recorded an income tax expense of $0.1 million and $0.2 million despite a pre-tax loss of $4.7 million and $9.2 million for the three months ended March 31, 2016 and March 31, 2015, respectively, primarily because the income tax benefit related to the U.S. pre-tax loss generated during each quarter was subject to a valuation allowance.

Financial Position, Liquidity and Capital Resources
Cash Flows

	March 31,
	2016	2015
	(In thousands)
Cash and cash equivalents	$34,491	$30,427

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net cash used in operating activities	$(5,337)	$(8,172)
Net cash used in investing activities	(4,989)	(986)
Net cash used in financing activities	(3,356)	(347)
Effect of foreign exchange rate changes on cash and cash equivalents	298	(750)
Net decrease in cash and cash equivalents	$(13,384)	$(10,255)
Operating Activities
Net cash used in operating activities for the three months ended March 31, 2016 was $5.3 million as a result of a net decrease in our operating assets and liabilities of $15.7 million, partially offset by $10.4 million in cash generated from results of operations after adjusting for non-cash items. The net decrease in operating assets and liabilities consisted primarily of a decrease of $8.3 million in accrued expenses and other liabilities, primarily related to payment of bonus and commissions related to 2015, and an increase of $7.4 million in accounts receivable, primarily related to the timing of cash collections. Additionally, net cash used in operating activities during the three months ended March 31, 2016 consisted of a net loss of $4.9 million plus adjustments for non-cash items of $15.2 million including (a) depreciation and amortization of $6.6 million, (b) amortization of intangible assets of $6.0 million and (c) stock-based compensation expense of $2.6 million.
Net cash used in operating activities for the three months ended March 31, 2015 was $8.2 million as a result of a net decrease in our operating assets and liabilities of $15.5 million, partially offset by $7.3 million in cash generated from results of operations after adjusting for non-cash items. The net decrease in operating assets and liabilities consisted primarily of a decrease of $7.6 million in accrued expenses and other liabilities, primarily related to payment of bonus and commissions related to 2014, and an increase of $5.2 million in accounts receivable primarily related to the timing of cash collections. Additionally, net cash used in operating activities during the three months ended March 31, 2015 consisted of a net loss of $9.4 million plus adjustments for non-cash items of $16.7 million including (a) depreciation and amortization of $6.7 million, (b) amortization of intangible assets of $6.0 million and (c) stock-based compensation expense of $2.9 million.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2016 and 2015 was $5.0 million and $1.0 million, respectively. Investments in capitalized software development costs for the three months ended March 31, 2016 and 2015 were $6.7 million and $5.1 million, respectively. Cash used in investing activities related to capital expenditures for infrastructure during the three months ended March 31, 2016 and 2015 was $1.2 million and $0.4 million, respectively. During the three months ended March 31, 2016 and 2015, maturities of investments, comprising corporate securities, were $9.2 million and $4.6 million, respectively. During the three months ended March 31, 2016, we used $6.4 million in cash for the acquisition of Verilume, Inc.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2016 of $3.4 million includes $2.7 million for the repurchase of 0.3 million shares of common stock at an average price of $8.27 per share and $0.6 million of debt repayments.
Net cash used in financing activities for the three months ended March 31, 2015 of $0.3 million includes $0.2 million of debt repayments.
Cash paid for interest, net of capitalized interest, during each of the three months ended March 31, 2016 and 2015 was $1.1 million.

Liquidity and Capital Resources
Our principal sources of liquidity are our cash, cash equivalents and investments, as well as the cash flows we generate from operations. At March 31, 2016, we had $34.5 million in cash and cash equivalents, $3.2 million in investments and $57.7 million in accounts receivable, net of allowance for doubtful accounts and credit reserve. We have a $15.0 million Revolving Credit Facility, which expires on February 24, 2019, and is available as an additional source of financing. At March 31, 2016, we had $2.9 million in outstanding letters of credit under our Revolving Credit Facility.
On February 19, 2016, our Board of Directors authorized the repurchase of up to $20 million of shares of our common stock. We may purchase shares from time to time on the open market or in privately negotiated transactions, depending on those factors management deems relevant at any particular time, including without limitation, market conditions, share price, future outlook and other corporate liquidity requirements and priorities. For detailed information on our share repurchase activity, see Part II, Item 2 - "Unregistered Sales of Equity Securities and Use of Proceeds" of this Quarterly Report on Form 10-Q.
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
The Term Loan Credit Facility requires us to comply with a Consolidated Net Leverage Ratio (as defined in the Term Loan Credit Facility) that must be less than or equal to 3.00 to 1.00. The calculation of our Consolidated Net Leverage Ratio permits us to net from our outstanding total indebtedness up to $20.0 million of our cash and cash equivalents. The Term Loan Credit Facility also requires partial prepayment of a portion of the principal outstanding in the event that we generate Consolidated Excess Cash Flow (as defined under the Term Loan Credit Facility) in excess of a certain threshold. If required, the prepayment is equal to 50% of our excess cash flow as measured on an annual basis, with step-downs to 25% and to 0% of our excess cash flow if our Consolidated Net Leverage Ratio (as defined in the Term Loan Credit Facility), is less than 2.00 to 1.00 and 1.00 to 1.00, respectively. Excess cash flow is generally defined as our adjusted EBITDA (as defined in the Term Loan Credit Facility) less debt service costs, unfinanced capital expenditures, unfinanced acquisition expenditures, and current income taxes paid, as adjusted for changes in our working capital. This determination is to be made 90 days following the end of the preceding fiscal year, with any payment, if required, due within 105 days following the end of the preceding fiscal year. Additionally, the Term Loan Credit Facility requires mandatory prepayment of the term loans from the net proceeds of certain asset sales outside the ordinary course of business and from proceeds of property insurance and condemnation events, in each case subject to our right to reinvest those proceeds in assets used in our business. The Revolving Credit Facility includes a springing Fixed Charge Coverage Ratio (as defined in the Revolving Credit Facility), which we must comply with any time our cash and cash equivalents held in deposit or securities accounts subject to a lien in favor of our revolving loan lenders falls below $10.0 million or if an Event of Default (as defined in the Revolving Credit Facility) occurs, in either case, a "Fixed Charge Coverage Trigger Event." In the event a Fixed Charge Coverage Trigger Event occurs, the Fixed Charge Coverage Ratio must be greater than or equal to 1.10 to 1.00. We were in compliance with all applicable covenants at March 31, 2016 and there was no required prepayment for the year ended December 31, 2015.
The agreements governing our Credit Facilities include the following customary restrictions on certain activities, which are subject to lender approval, with certain exceptions: (i) incurring additional indebtedness other than in the normal course of business; (ii)creating liens or other encumbrances on our assets; (iii) engaging in merger or acquisition transactions; (iv) making investments; and (v) entering into asset sale agreements or paying dividends, making distributions on or repurchasing our stock.
The agreements governing our Credit Facilities also contain customary events of default, including, but not limited to, uncured cross-defaults among these agreements. In addition, an uncured default under our facility related to the purchase of equipment ("Equipment Loan Facility") would result in a cross- default under our Term Loan Credit Facility and our Revolving Credit Facility. Although we currently expect to remain in compliance with these existing covenants, any breach of these covenants or a change in control could result in a default and subsequent cross-defaults, under our credit agreements, which could cause all of the outstanding indebtedness to become immediately due and payable and terminate all commitments from our lenders to extend further credit.
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

Our corporate credit ratings and rating agency outlooks as of March 31, 2016 are summarized in the table below.

Rating Agency	Rating	Outlook
Moody's	B2	Stable
Standard & Poor's	B+	Stable
Contractual Obligations and Commitments
At March 31, 2016, there have been no material changes to our contractual obligations, commitments and off-balance sheet arrangements since the disclosure included in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At March 31, 2016, there have been no material changes to our exposure to market risk since the disclosure included in Part II, Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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
Changes in Internal Control over Financial Reporting
Effective January 1, 2016, we implemented components of a new accounting system. We believe we have taken the necessary steps to maintain appropriate levels of internal control over financial reporting during this period of change and we continuously monitor controls through and around the system to provide reasonable assurance that controls are effective.
There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
For a discussion of our material pending legal proceedings, see Note 10 - “Contingencies” included in Part I, Item 1. “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q.
ITEM 1A: RISK FACTORS
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors included in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which could materially affect our business, financial condition or future results. There are no material changes to the risk factors described in our Annual Report.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below sets forth the information with respect to repurchases of our common stock during the three months ended March 31, 2016.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 2016	—	$—	—	N/A
February 2016	—	$—	—	$20,000,000
March 2016	324,420	$8.27	324,420	$17,318,601
	324,420	$8.27	324,420	$17,318,601
(1) In February 2016, we announced the Board of Directors' authorization of a $20 million share repurchase program.
(2) Reflects the average price paid per share of the Company's common stock.
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

* Filed herewith.
+ Attached as Exhibits 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the three months ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

INTRALINKS HOLDINGS, INC.
By: /s/ Ronald W. Hovsepian
Date: May 3, 2016	Ronald W. Hovsepian President and Chief Executive Officer

By: /s/ Christopher J. Lafond
Date: May 3, 2016	Christopher J. Lafond Chief Financial Officer