Form 10-Q
period 2016-06-30
IntraLinks Holdings, Inc.
filed 2016-08-03
CIK 1488075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding at July 29, 2016
Common Stock, par value $0.001 per share	57,328,674

INTRALINKS HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the quarter ended June 30, 2016

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
INTRALINKS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$38,367	$47,875
Investments	1,100	12,425
Accounts receivable, net of allowances of $5,269 and $4,265, respectively	53,654	50,360
Prepaid expenses	7,444	8,595
Other current assets	2,733	3,399
Total current assets	103,298	122,654
Fixed assets, net	17,519	20,789
Capitalized software, net	50,510	46,636
Goodwill	229,848	224,383
Other intangibles, net	27,629	38,106
Other non-current assets	5,819	7,619
Total assets	$434,623	$460,187
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,398	$10,094
Current portion of long-term debt, net of debt issuance costs	1,869	1,829
Deferred revenue	56,041	52,005
Accrued expenses and other current liabilities	23,824	29,856
Total current liabilities	88,132	93,784
Long-term debt, net of debt issuance costs	78,590	79,457
Other long-term liabilities	4,681	4,795
Commitments and contingencies
Stockholders' equity:
Undesignated preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value; authorized 300,000,000 shares; issued 58,723,802 and 58,434,464 shares; outstanding 57,314,168 and 58,434,464 shares, respectively	59	58
Additional paid-in capital	461,390	456,141
Accumulated deficit	(182,438)	(169,594)
Accumulated other comprehensive loss	(4,302)	(4,454)
Treasury stock, 1,409,634 and 0 shares of common stock at cost, respectively	(11,489)	—
Total stockholders' equity	263,220	282,151
Total liabilities and stockholders' equity	$434,623	$460,187
 The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue	$72,951	$68,975	$143,674	$135,281
Cost of revenue	19,733	19,332	39,606	37,885
Gross profit	53,218	49,643	104,068	97,396
Operating expenses:
Sales and marketing	32,986	32,198	63,339	62,170
General and administrative	17,253	18,605	35,181	36,754
Product development	7,380	6,215	13,970	12,248
Total operating expenses	57,619	57,018	112,490	111,172
Loss from operations	(4,401)	(7,375)	(8,422)	(13,776)
Interest expense	1,133	1,069	2,250	2,199
Amortization of debt issuance costs	143	143	286	286
Other expense (income), net	1,655	(658)	1,112	838
Net loss before income tax	(7,332)	(7,929)	(12,070)	(17,099)
Income tax expense	639	562	774	744
Net loss	$(7,971)	$(8,491)	$(12,844)	$(17,843)
Net loss per common share:
Basic	$(0.14)	$(0.15)	$(0.22)	$(0.31)
Diluted	$(0.14)	$(0.15)	$(0.22)	$(0.31)
Weighted average number of shares:
Basic	57,141,105	56,862,896	57,499,081	56,728,439
Diluted	57,141,105	56,862,896	57,499,081	56,728,439

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net loss	$(7,971)	$(8,491)	$(12,844)	$(17,843)
Change in foreign currency translation adjustment (net of tax expense of $27 and benefit of $100 for the three and six months ended June 30, 2016, respectively, and net of tax benefit of $0 for both the three and six months ended June 30, 2015)	(41)	476	152	(1,012)
Total other comprehensive (loss) income, net of tax	(41)	476	152	(1,012)
Comprehensive loss	$(8,012)	$(8,015)	$(12,692)	$(18,855)

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six months ended June 30,
	2016	2015
Net loss	$(12,844)	$(17,843)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,163	13,561
Amortization of intangible assets	12,077	11,975
Stock-based compensation expense	5,404	5,864
Other, net	3,199	1,664
Changes in operating assets and liabilities:
Accounts receivable	(5,024)	(7,630)
Prepaid expenses and other assets	2,107	1,168
Accounts payable	(2,703)	502
Accrued expenses and other liabilities	(6,164)	(3,495)
Deferred revenue	3,453	2,184
Net cash provided by operating activities	12,668	7,950
Cash flows from investing activities:
Capitalized software development costs	(13,429)	(11,212)
Capital expenditures	(1,164)	(2,780)
Maturities of investments	11,284	5,550
Acquisition, net of cash acquired	(6,334)	—
Purchase of a cost method investment	—	(1,000)
Net cash used in investing activities	(9,643)	(9,442)
Cash flows from financing activities:
Purchases of treasury stock	(11,489)	—
Payments on long-term debt	(1,148)	(400)
Other, net	(154)	(271)
Net cash used in financing activities	(12,791)	(671)
Effect of foreign exchange rate changes on cash and cash equivalents	258	(475)
Net decrease in cash and cash equivalents	(9,508)	(2,638)
Cash and cash equivalents at beginning of period	47,875	40,682
Cash and cash equivalents at end of period	$38,367	$38,044

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
On an ongoing basis, the Company evaluates its estimates and assumptions including those related to (a) allowances for doubtful accounts and reserves for customer credits, (b) the fair values of the Company's single operating segment and reporting unit, goodwill, definite-lived intangible assets and long-term investments, (c) the recoverability of its definite-lived intangible assets, capitalized software and fixed assets (and their related useful lives), (d) certain components of the income tax provision (including the valuation allowance on net deferred tax assets and liabilities for uncertain tax positions), (e) accruals for certain compensation and benefit expenses and (f) the fair value of stock-based awards including estimated forfeitures of such awards. The Company bases its estimates, judgments and assumptions on historical experience, its forecasts and budgets and on various other factors that it believes to be reasonable under the circumstances.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue. ASU 2014-09 supersedes current revenue recognition guidance and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this update deferred the effective date of implementation of ASU 2014-09 by one year and is now effective for annual and interim reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), amending the principal-versus-agent implementation guidance set forth in ASU 2014-09. The amendment clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which amends certain aspects of the guidance set forth in the FASB's new revenue standard related to identifying performance obligations and licensing implementation. In May 2016,

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies implementation guidance in ASU 2014-09 on assessing collectability, noncash consideration, presentation of sales tax and completed contracts and contract modifications at transition. The Company is currently evaluating the impact of the adoption of these standards on its Consolidated Financial Statements.
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
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which simplifies the accounting for employee stock-based payment. This update provides clarification on guidance for employee share-based payments, in particular areas including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the impact of the adoption of these standards on its Consolidated Financial Statements.
2. Investments and Fair Value Measurements
The Company has classified its investments in corporate securities as held-to-maturity and, as such, has recorded them at amortized cost. Interest earned on these corporate securities is included in “Other expense (income), net” within the Consolidated Statements of Operations. The gross unrealized holding gains and losses for the three and six months ended June 30, 2016 and 2015 were not material.
The following tables summarize these investments:

			June 30, 2016
Security Type	Remaining Maturity	Consolidated Balance Sheet Classification	Amortized Cost
			(In thousands)
Corporate Securities	20 Days	Investments (current)	$1,100

			December 31, 2015
Security Type	Remaining Maturity	Consolidated Balance Sheet Classification	Amortized Cost
			(In thousands)
Corporate Securities	15 to 202 Days	Investments (current)	$12,425
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

•	Level 3: Fair value measurement of the asset or liability using unobservable inputs that reflect the Company’s own assumptions regarding the applicable asset or liability.
The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	June 30, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Asset:
Money market funds as cash equivalents	$15,214	$15,214	$—	$—

	December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Asset:
Money market funds as cash equivalents	$17,143	$17,143	$—	$—
The Company's non-financial assets, which include goodwill, intangible assets, fixed assets, capitalized software and cost method investments, are adjusted to fair value only when an impairment charge is recognized. These fair value measurements are based predominantly on Level 3 inputs.
At June 30, 2016 and December 31, 2015, the carrying value of the Company's investments accounted for under the cost method totaled $3.0 million and $4.5 million, respectively, and are included in "Other non-current assets" on the Company's Consolidated Balance Sheets. During the three months ended June 30, 2016, the Company recognized an impairment charge of $1.5 million related to the write-down of a cost method investment to its estimated fair value of zero. The decline in value was determined to be other-than-temporary due to the investee company’s inability to continue operations without new outside financing. The impairment charge is included in “Other expense (income), net” in the Consolidated Statements of Operations.
3. Goodwill and Other Intangibles
At June 30, 2016 and December 31, 2015, the Company had $229.8 million and $224.4 million of goodwill, respectively. The additions to goodwill and other intangibles relate to the Company’s acquisition of Verilume, Inc., a cloud infrastructure company. The Company completed the purchase price allocation related to this transaction and the acquired assets and assumed liabilities were recorded by the Company at their estimated fair values.
At June 30, 2016, other intangibles consisted of the following:

	Definite–Lived Intangible Assets
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Customer relationships	$141,973	$(128,239)	$13,734
Developed technology	135,792	(125,878)	9,914
Trade name	14,629	(11,025)	3,604
Non-compete agreements	1,687	(1,310)	377
Total	$294,081	$(266,452)	$27,629
At December 31, 2015, other intangibles consisted of the following:

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Definite–Lived Intangible Assets
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Customer relationships	$141,973	$(121,141)	$20,832
Developed technology	134,542	(121,634)	12,908
Trade name	14,629	(10,416)	4,213
Non-compete agreements	1,337	(1,184)	153
Total	$292,481	$(254,375)	$38,106
Amortization of intangible assets is classified in each of the operating expense categories as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Cost of revenue	$2,161	$2,082	$4,244	$4,165
Sales and marketing	3,548	3,550	7,098	7,099
General and administrative	386	356	735	711
Total	$6,095	$5,988	$12,077	$11,975
At June 30, 2016, amortization of intangible assets for each of the next five years and thereafter is estimated to be as follows:

Amount
(In thousands)
Remainder of 2016	$12,137
2017	12,224
2018	1,911
2019	966
2020	281
Thereafter	110
Total	$27,629
4. Fixed Assets
Fixed assets consisted of the following:

	June 30,	December 31,
	2016	2015
	(In thousands)
Computer equipment and software	$37,445	$37,200
Furniture, fixtures and office equipment	3,074	3,058
Leasehold improvements	6,371	6,213
Total fixed assets	46,890	46,471
Less: Accumulated depreciation and amortization	(29,371)	(25,682)
Fixed assets, net	$17,519	$20,789
Depreciation expense is classified in each of the operating expense categories as follows:

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Cost of revenue	$1,434	$1,146	$2,829	$2,235
Sales and marketing	331	341	683	614
General and administrative	203	262	418	505
Product development	143	163	299	297
Total	$2,111	$1,912	$4,229	$3,651
5. Capitalized Software
Capitalized software consisted of the following:

	June 30,	December 31,
	2016	2015
	(In thousands)
Capitalized internal-use software development costs	$158,938	$146,261
Less: Accumulated amortization	(108,428)	(99,625)
Capitalized software, net	$50,510	$46,636
Amortization expense is classified in each of the operating expense categories as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Cost of revenue	$4,284	$4,801	$8,599	$9,599
Sales and marketing	59	33	104	66
General and administrative	110	122	231	245
Total	$4,453	$4,956	$8,934	$9,910
6. Income Tax
The Company recorded an income tax expense of $0.6 million and $0.8 million despite a pre-tax loss of $7.3 million and $12.1 million for the three and six months ended June 30, 2016, respectively, and recorded an income tax expense of $0.6 million and $0.7 million despite a pre-tax loss of $7.9 million and $17.1 million for the three and six months ended June 30, 2015, respectively, primarily because the income tax benefit related to the U.S. pre-tax loss generated was subject to a valuation allowance.
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
Unrecognized tax benefits totaled $6.0 million and $5.5 million at June 30, 2016 and December 31, 2015, respectively. Management does not expect that the balance of unrecognized tax benefits will significantly increase or decrease over the next twelve months. If unrecognized tax benefits at June 30, 2016 are subsequently recognized, the Company's income tax expense would be reduced by $5.1 million ($0.6 million net of the impact of the Company’s valuation allowance).
7. Debt

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Long-term debt consisted of the following:

	June 30,	December 31,
	2016	2015
	(In thousands)
Term Loan Credit Facility	$78,200	$78,600
Equipment Loan Facility	3,971	4,719
Term Loan original issue discount	(427)	(507)
Term Loan unamortized debt issuance costs	(1,285)	(1,526)
Total debt, net of debt issuance costs	80,459	81,286
Less: current portion (Term Loan Credit Facility)	(318)	(318)
Less: current portion (Equipment Loan Facility)	(1,551)	(1,511)
Total current portion of debt, net of debt issuance costs	$(1,869)	$(1,829)
Total long-term debt, net of debt issuance costs	$78,590	$79,457
Based on available market information, the estimated fair value of the Company’s long-term debt was $79.8 million and $81.0 million as of June 30, 2016 and December 31, 2015, respectively. These fair value measurements were determined using Level 2 observable inputs, as defined in Note 2. The estimated fair value of our facility related to the purchase of equipment ("Equipment Loan Facility") approximates its carrying value at each reporting period.
As of June 30, 2016, the Company had $2.9 million in outstanding letters of credit issued under its Revolving Credit Facility.
The Term Loan Credit Facility and the Revolving Credit Facility (collectively, the "Credit Facilities") include covenants that restrict certain activities by the Company, as well as require the Company to comply with certain financial ratios such as a Consolidated Net Leverage Ratio and a springing Fixed Charge Coverage Ratio, as these terms are defined in the agreements governing the Credit Facilities. The agreements governing the Credit Facilities also contain other affirmative and negative covenants with which the Company is required to comply. The Term Loan Credit Facility requires partial prepayment of a portion of the principal outstanding in the event that the Company generates Consolidated Excess Cash Flow (as defined under the Term Loan Credit Facility) in excess of a certain threshold. This determination is to be made 90 days following the end of the preceding fiscal year, with any payment, if required, due within 105 days following the end of the preceding fiscal year. The Company was in compliance with all applicable covenants set forth in the Credit Facilities as of June 30, 2016 and there was no required prepayment for the year ended December 31, 2015.
8. Employee Stock Plans
Stock-based compensation expense is measured at the grant date based on the fair value of the award and recognized as expense over the requisite service period, net of an estimated forfeiture rate. The Company maintains several stock-based compensation plans, which are more fully described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Stock-based compensation expense related to all of the Company’s stock awards is included in operating expense categories, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Cost of revenue	$161	$101	$327	$216
Sales and marketing	599	485	1,102	1,050
General and administrative	1,515	2,035	3,066	3,916
Product development	514	359	909	682
Total	$2,789	$2,980	$5,404	$5,864

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9. Net Loss per Share
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net loss (in thousands)	$(7,971)	$(8,491)	$(12,844)	$(17,843)
Denominator:
Weighted-average shares used to compute basic net loss per share	57,141,105	56,862,896	57,499,081	56,728,439
Effect of dilutive options, unvested shares of restricted stock awards and unvested restricted stock units	—	—	—	—
Weighted-average shares used to compute diluted net loss per share	57,141,105	56,862,896	57,499,081	56,728,439
Net loss per share:
Basic	$(0.14)	$(0.15)	$(0.22)	$(0.31)
Diluted	$(0.14)	$(0.15)	$(0.22)	$(0.31)
The following outstanding options to purchase common stock, unvested shares of restricted stock awards and unvested restricted stock units were excluded from the computation of diluted net loss per share for the periods presented as their inclusion would have been anti-dilutive:

	June 30,	June 30,
	2016	2015
Options to purchase common stock	3,995,676	4,542,316
Unvested shares of restricted stock awards	529,173	521,553
Unvested shares of restricted stock units	3,201,032	2,455,276
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
Legal Proceedings
The Company is not currently aware of any pending or threatened material claims, charges, disputes, litigation and regulatory inquiries and investigations except as follows:
Levine Stockholder Demand Letter/Complaint. The Company received a stockholder demand letter, dated May 16, 2013, demanding that the Company's Board of Directors (the "Board") take action to remedy alleged breaches of fiduciary duty by current and former directors and officers of the Company. These alleged breaches are based on the same alleged misconduct detailed in the complaints in the previously filed and now resolved stockholder derivative and class action matters. The letter specifically demanded that the

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Board undertake an independent internal investigation into the alleged breaches and commence a civil action against each of the allegedly breaching current and former directors and officers. On June 26, 2013, the Board created a Demand Committee to conduct an investigation into the allegations in the Levine demand letter. On December 13, 2013, the stockholder filed a derivative complaint (the "Levine Action") in New York State Court against the Company and certain of its current and former directors and officers. The Levine Action alleged that since the Board had not responded substantively to the stockholder’s demand letter in over six months, this had resulted in an improper "functional refusal" of the demand. The Levine Action made substantially the same claims as, and was related to, the previously filed and subsequently resolved stockholder derivative and class action matters. It alleged, among other things, that the defendants breached their fiduciary duties by making materially false and misleading statements related to the strength of the Company’s business and customer satisfaction. On March 27, 2014, counsel for the Demand Committee sent a letter to the stockholder’s counsel stating that, after thorough investigation of the allegations in the demand letter, the Board had concluded that taking any or all of the demanded actions would not serve the best interests of the Company and its stockholders and the Board had voted unanimously to reject the demand. Pursuant to a stipulation filed on June 2, 2014, the defendants filed motions to dismiss the action on July 2, 2014. On February 4, 2015, following oral argument, the New York State Court announced from the bench that it would grant the defendants’ motions to dismiss, without prejudice. On May 20, 2015, Mr. Levine filed a new derivative complaint (the "Second Levine Action") under a different docket number in New York State Court against the Company and certain of its current and former directors and officers. The Second Levine Action made substantially the same claims as in the prior Levine Action, but added allegations that the prior stockholder demand was wrongfully refused. Pursuant to a stipulation filed on June 2, 2015, the defendants filed motions to dismiss the action on June 26, 2015. Plaintiff filed his opposition on July 20, 2015 and defendants filed their replies on July 31, 2015. On April 28, 2016, the New York State Court entered its decision and order granting defendants’ motions and dismissing plaintiff’s complaint with prejudice.  Also on April 28, 2016, defendants served plaintiff with notice of entry of the dismissal order. The deadline to appeal entry of the dismissal order expired on May 31, 2016 and the case has now ended.
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
Results of Operations
The following table sets forth Consolidated Statements of Operations data as a percentage of revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	27.0%	28.0%	27.6%	28.0%
Gross profit	73.0%	72.0%	72.4%	72.0%
Operating expenses:
Sales and marketing	45.2%	46.7%	44.1%	46.0%
General and administrative	23.7%	27.0%	24.5%	27.2%
Product development	10.1%	9.0%	9.7%	9.1%
Total operating expenses	79.0%	82.7%	78.3%	82.2%
Loss from operations	(6.0)%	(10.7)%	(5.9)%	(10.2)%
Interest expense	1.6%	1.5%	1.6%	1.6%
Amortization of debt issuance costs	0.2%	0.2%	0.2%	0.2%
Other expense (income), net	2.3%	(1.0)%	0.8%	0.6%
Net loss before income tax	(10.1)%	(11.5)%	(8.4)%	(12.6)%
Income tax expense	0.9%	0.8%	0.5%	0.5%
Net loss	(10.9)%	(12.3)%	(8.9)%	(13.2)%
Comparison of the Three and Six Months Ended June 30, 2016 and 2015
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(Dollars in thousands)
M&A	$36,827	$34,734	$2,093	6.0%	$72,213	$67,933	$4,280	6.3%
Enterprise	29,044	26,570	2,474	9.3%	57,213	52,590	4,623	8.8%
DCM	7,080	7,671	(591)	(7.7)%	14,248	14,758	(510)	(3.5)%
Total revenue	$72,951	$68,975	$3,976	5.8%	$143,674	$135,281	$8,393	6.2%
Total revenue for the three and six months ended June 30, 2016 increased 5.8% and 6.2%, or 6.6% and 7.8% excluding the effects of foreign exchange, from 2015 to 2016, respectively.
M&A revenue for the three and six months ended June 30, 2016 increased 6.0% and 6.3%, or 6.8% and 8.4% excluding the effects of foreign exchange, from 2015 to 2016, respectively. The growth in M&A revenue for the three and six months ended June 30, 2016 was largely driven by a higher volume of strategic business transactions.
Enterprise revenue for the three and six months ended June 30, 2016 increased 9.3% and 8.8%, or 10.3% for both periods excluding the effects of foreign exchange, from 2015 to 2016, respectively. The growth in Enterprise revenue for the three and six months ended June 30, 2016 was primarily due to an increase in the number of enterprise customers year-over-year and revenue expansion within the existing customer base.

DCM revenue for the three and six months ended June 30, 2016 decreased 7.7% and 3.5%, or 7.6% and 3.3% excluding the effects of foreign exchange, from 2015 to 2016, respectively. The decrease in DCM revenue for the three and six months ended June 30, 2016 was largely driven by a decrease in an existing customer's one-time overage charge, partially offset by an increase in the customer's subscription renewal commitment level.
Cost of Revenue and Gross Profit

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(Dollars in thousands)
Cost of revenue	$19,733	$19,332	$401	2.1%	$39,606	$37,885	$1,721	4.5%
Gross profit	$53,218	$49,643	$3,575	7.2%	$104,068	$97,396	$6,672	6.9%
Gross margin	73.0%	72.0%	1.0 point		72.4%	72.0%	0.4 point
Cost of revenue for the three months ended June 30, 2016 increased $0.4 million, or 2.1%, from 2015 to 2016, primarily due to higher software license and maintenance and hosting fees to support continued customer growth and investments in our platform, partially offset by a decrease in consulting fees.
Cost of revenue for the six months ended June 30, 2016 increased $1.7 million, or 4.5%, from 2015 to 2016, primarily due to higher software license and maintenance and hosting fees to support continued customer growth and investments in our platform.
Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(Dollars in thousands)				(Dollars in thousands)
Sales and marketing	$32,986	$32,198	$788	2.4%	$63,339	$62,170	$1,169	1.9%
General and administrative	17,253	18,605	(1,352)	(7.3)%	35,181	36,754	(1,573)	(4.3)%
Product development	7,380	6,215	1,165	18.7%	13,970	12,248	1,722	14.1%
Total operating expenses	$57,619	$57,018	$601	1.1%	$112,490	$111,172	$1,318	1.2%
Sales and marketing expense for the three and six months ended June 30, 2016 increased $0.8 million and $1.2 million, or 2.4% and 1.9%, from 2015 to 2016, respectively, largely due to an increase in headcount as we continue to expand our sales capacity, partially offset by decreases in marketing expense and commissions to third party partners primarily due to an initiative to expand our internal renewals department, which was previously primarily outsourced.
General and administrative expense for the three and six months ended June 30, 2016 decreased $1.4 million and $1.6 million, or 7.3% and 4.3%, from 2015 to 2016, respectively, primarily due to management's focus on reducing our overall general and administrative expenses. In addition, stock-based compensation expense decreased $0.5 million and $0.9 million for the three and six months ended June 30, 2016 primarily due to awards granted to key employees in prior years that became fully vested during the year ended December 31, 2015.
Product development expense for the three and six months ended June 30, 2016 increased $1.2 million and $1.7 million, or 18.7% and 14.1%, from 2015 to 2016, respectively, primarily due to an increase in headcount, as well as a decrease in the employee compensation and third party labor expenses that were capitalized during the three and six months ended June 30, 2016.
Total product development costs comprise product development expense and capitalized software, including capitalized interest.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(Dollars in thousands)				(Dollars in thousands)
Product development expense	$7,380	$6,215	$1,165	18.7%	$13,970	$12,248	$1,722	14.1%
Capitalized software development costs	6,087	6,919	(832)	(12.0)%	12,635	12,729	(94)	(0.7)%
Total product development costs	$13,467	$13,134	$333	2.5%	$26,605	$24,977	$1,628	6.5%
As a percentage of revenue	18.5%	19.0%			18.5%	18.5%

The increase in total product development costs for the three and six months ended June 30, 2016 of $0.3 million and $1.6 million, or 2.5% and 6.5%, from 2015 to 2016, respectively, was driven primarily by an increase in headcount.
Non-Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(Dollars in thousands)				(Dollars in thousands)
Interest expense	$1,133	$1,069	$64	6.0%	$2,250	$2,199	$51	2.3%
Amortization of debt issuance costs	$143	$143	$—	—%	$286	$286	$—	—%
Other expense (income), net	$1,655	$(658)	$2,313	>(100)%	$1,112	$838	$274	32.7%
Interest expense and amortization of debt issuance costs for the three and six months ended June 30, 2016 were comparable to 2015.
Other expense (income), net comprises impairment charges, foreign currency transaction (gains) losses and interest income. During the three months ended June 30, 2016, we recognized an other-than-temporary impairment charge of $1.5 million related to the write-down of a cost method investment to its estimated fair value of zero due to the investee company's inability to continue operations without new outside financing. Foreign currency transaction (gains) losses largely relate to the remeasurement of Euro and British Pound Sterling denominated accounts receivable held by entities where the Euro or British Pound Sterling is not the functional currency. Net foreign currency transaction losses (gains) were $0.2 and $(0.4) and $(0.6) and $0.9 for the three and six months ended June 30, 2016 and 2015, respectively.
Income Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Income tax expense	$639	$562	$774	$744
We recorded an income tax expense of $0.6 million and $0.8 million despite a pre-tax loss of $7.3 million and $12.1 million for the three and six months ended June 30, 2016, respectively, and recorded an income tax expense of $0.6 million and $0.7 million despite a pre-tax loss of $7.9 million and $17.1 million for the three and six months ended June 30, 2015, respectively, primarily because the income tax benefit related to our U.S. pre-tax loss generated was subject to a valuation allowance.
Business Measurements
Beginning in the second quarter of 2016 and going forward, we plan to regularly report the business measurements described below and will no longer report Enterprise 12-month backlog growth in our Quarterly Reports on Form 10-Q or our Annual Reports on Form 10-K.
We believe the following business measurements are key as we use them internally to help us evaluate our performance, identify trends affecting our business, establish budgets, assess operational efficiencies, make strategic decisions and compensate our management.
Annualized recurring revenue ("ARR") growth represents the percentage increase in the value attributable to all of our renewable subscription contracts for which revenue is recognized on a ratable basis as compared to the same date in the prior year. ARR is calculated as the annualized value of all renewable subscription contracts in effect at a specific point in time, without regard to the duration of the contract. ARR growth at June 30, 2016 was approximately 7% year-over-year, excluding the effects of foreign exchange.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Non-GAAP adjusted operating income	$4,483	$1,593	$9,059	$4,063
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

Non-GAAP Financial Measure
The table below provides a reconciliation of U.S. GAAP loss from operations to non-GAAP adjusted operating income, which is included in Business Measurements above:

	Three Months Ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(In thousands)
Loss from operations	$(4,401)	$(7,375)	$(8,422)	$(13,776)
Amortization of intangible assets	6,095	5,988	12,077	11,975
Stock-based compensation expense	2,789	2,980	5,404	5,864
Non-GAAP adjusted operating income	$4,483	$1,593	$9,059	$4,063
We report non-GAAP adjusted operating income as a supplemental measure that is not prepared in accordance with generally accepted accounting principles in the United States, or GAAP or U.S. GAAP. Our definition of this non-GAAP financial measure may differ from the definition used by other companies, including peer companies, and therefore comparability may be limited. This non-GAAP financial measure should be considered in addition to our results prepared in accordance with U.S. GAAP and should not be considered a substitute for or superior to our U.S. GAAP results. We endeavor to compensate for the limitations of this non-GAAP financial measure by providing the comparable GAAP measure with equal or greater prominence.
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
Financial Position, Liquidity and Capital Resources
Cash Flows

	June 30,
	2016	2015
	(In thousands)
Cash and cash equivalents	$38,367	$38,044

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$12,668	$7,950
Net cash used in investing activities	(9,643)	(9,442)
Net cash used in financing activities	(12,791)	(671)
Effect of foreign exchange rate changes on cash and cash equivalents	258	(475)
Net decrease in cash and cash equivalents	$(9,508)	$(2,638)

Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2016 was $12.7 million as a result of $21.0 million in cash generated from results of operations after adjusting for non-cash items, partially offset by a net decrease in our operating assets and liabilities of $8.3 million. The net decrease in operating assets and liabilities consisted primarily of a decrease of $6.2 million in accrued expenses and other liabilities, primarily related to payment of bonus and commissions related to 2015, and an increase of $5.0 million in accounts receivable, primarily related to the timing of cash collections partially offset by an increase of $3.5 million in deferred revenue. Additionally, net cash provided by operating activities during the six months ended June 30, 2016 consisted of a net loss of $12.8 million plus adjustments for non-cash items of $33.8 million including (a) depreciation and amortization of $13.2 million, (b) amortization of intangible assets of $12.1 million, (c) stock-based compensation expense of $5.4 million and (d) an impairment charge of $1.5 million related to the write-down of a cost method investment to its fair value of zero.
Net cash provided by operating activities for the six months ended June 30, 2015 was $8.0 million as a result of $15.2 million in cash generated from results of operations after adjusting for non-cash items, partially offset by a net decrease in our operating assets and liabilities of $7.3 million. The net decrease in operating assets and liabilities consisted primarily of an increase of $7.6 million in accounts receivable, primarily related to the timing of cash collections, and a decrease of $3.5 million in accrued expenses and other liabilities, primarily related to payment of bonus and commissions related to 2014, partially offset by an increase of $2.2 million in deferred revenue. Additionally, net cash provided by operating activities during the six months ended June 30, 2015 consisted of a net loss of $17.8 million, plus adjustments for non-cash items of $33.1 million including (a) depreciation and amortization of $13.6 million, (b) amortization of intangible assets of $12.0 million and (c) stock-based compensation expense of $5.9 million.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2016 and 2015 was $9.6 million and $9.4 million, respectively. Investments in capitalized software development costs for the six months ended June 30, 2016 and 2015 were $13.4 million and $11.2 million, respectively. Cash used in investing activities related to capital expenditures for infrastructure during the six months ended June 30, 2016 and 2015 was $1.2 million and $2.8 million, respectively. During the six months ended June 30, 2016 and 2015, maturities of investments, comprising corporate securities, were $11.3 million and $5.6 million, respectively. During the six months ended June 30, 2016, we used $6.3 million in cash for the acquisition of Verilume, Inc. During the six months ended June 30, 2015, we purchased a minority interest in a privately held company for $1.0 million, which is accounted for under the cost method.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2016 of $12.8 million includes $11.5 million for the repurchase of 1.4 million shares of common stock at an average price of $8.13 per share and $1.1 million of debt repayments.
Net cash used in financing activities for the six months ended June 30, 2015 of $0.7 million includes a $0.5 million payment of a holdback related to the acquisition of docTrackr, Inc., recorded in "Other, net" financing activities and $0.4 million of debt repayments. "Other, net" financing activities also includes $0.2 million of repayments of outstanding financing arrangements partially offset by $0.4 million related to the exercise of stock options and issuance of common stock.
Cash paid for interest, net of capitalized interest, during the six months ended June 30, 2016 and 2015 was $2.2 million and $2.1 million, respectively.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash, cash equivalents and investments, as well as the cash flows we generate from operations. At June 30, 2016, we had $38.4 million in cash and cash equivalents, $1.1 million in investments and $53.7 million in accounts receivable, net of allowance for doubtful accounts and credit reserve. We have a $15.0 million Revolving Credit Facility, which expires on February 24, 2019, and is available as an additional source of financing. At June 30, 2016, we had $2.9 million in outstanding letters of credit under our Revolving Credit Facility.
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
The Term Loan Credit Facility requires us to comply with a Consolidated Net Leverage Ratio (as defined in the Term Loan Credit Facility) that must be less than or equal to 3.00 to 1.00. The calculation of our Consolidated Net Leverage Ratio permits us to net from our outstanding total indebtedness up to $20.0 million of our cash and cash equivalents. The Term Loan Credit Facility also requires partial prepayment of a portion of the principal outstanding in the event that we generate Consolidated Excess Cash Flow (as defined under the Term Loan Credit Facility) in excess of a certain threshold. If required, the prepayment is equal to 50% of our excess cash flow as measured on an annual basis, with step-downs to 25% and to 0% of our excess cash flow if our Consolidated Net Leverage Ratio (as defined in the Term Loan Credit Facility), is less than 2.00 to 1.00 and 1.00 to 1.00, respectively. Excess cash flow is generally defined as our adjusted EBITDA (as defined in the Term Loan Credit Facility) less debt service costs, unfinanced capital expenditures, unfinanced acquisition expenditures, and current income taxes paid, as adjusted for changes in our working capital. This determination is to be made 90 days following the end of the preceding fiscal year, with any payment, if required, due within 105 days following the end of the preceding fiscal year. Additionally, the Term Loan Credit Facility requires mandatory prepayment of the term loans from the net proceeds of certain asset sales outside the ordinary course of business and from proceeds of property insurance and condemnation events, in each case subject to our right to reinvest those proceeds in assets used in our business. The Revolving Credit Facility includes a springing Fixed Charge Coverage Ratio (as defined in the Revolving Credit Facility), which we must comply with any time our cash and cash equivalents held in deposit or securities accounts subject to a lien in favor of our revolving loan lenders falls below $10.0 million or if an Event of Default (as defined in the Revolving Credit Facility) occurs, in either case, a "Fixed Charge Coverage Trigger Event." In the event a Fixed Charge Coverage Trigger Event occurs, the Fixed Charge Coverage Ratio must be greater than or equal to 1.10 to 1.00. We were in compliance with all applicable covenants at June 30, 2016 and there was no required prepayment for the year ended December 31, 2015.
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
Our corporate credit ratings and rating agency outlooks as of June 30, 2016 are summarized in the table below.

Rating Agency	Rating	Outlook
Moody's	B2	Stable
Standard & Poor's	B+	Stable (1)
(1) On July 14, 2016, Standard & Poor's changed its outlook on our corporate credit rating from "Stable" to "Negative." Neither a change in rating nor outlook would impact any of the terms set forth in our Credit Facilities.
Contractual Obligations and Commitments
At June 30, 2016, there have been no material changes to our contractual obligations, commitments and off-balance sheet arrangements since the disclosure included in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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
On an ongoing basis, we evaluate our estimates and assumptions including those related to (a) allowances for doubtful accounts and reserves for customer credits, (b) the fair values of our single operating segment and reporting unit, goodwill, definite-lived intangible assets and long-term investments, (c) the recoverability of definite-lived intangible assets, capitalized software and fixed assets (and their related useful lives), (d) certain components of the income tax provision (including the valuation allowance on net deferred tax assets and liabilities for uncertain tax positions), (e) accruals for certain compensation and benefit expenses and (f) the fair value of stock-based awards including estimated forfeitures of such awards. We base our estimates, judgments and assumptions on historical experience, forecasts and budgets and on various other factors that we believe to be reasonable under the circumstances.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements see Note 1 - "Intralinks Holdings, Inc. and Summary of Significant Accounting Policies" included in Part I, Item 1. "Financial Statements (Unaudited)" of this Quarterly Report on Form 10-Q.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At June 30, 2016, there have been no material changes to our exposure to market risk since the disclosure included in Part II, Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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

ITEM 1A: RISK FACTORS
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors included in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 , which could materially affect our business, financial condition or future results. There are no material changes to the risk factors described in our Annual Report.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the three and six months ended June 30, 2016, we did not issue or sell any shares of our common stock pursuant to unregistered transactions.
Issuer Purchases of Equity Securities
The table below sets forth the information with respect to repurchases of our common stock during the three months ended June 30, 2016.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 2016	338,312	$8.86	338,312	$14,321,588
May 2016	650,602	$7.75	650,602	$9,278,247
June 2016	96,300	$7.71	96,300	$8,535,797
	1,085,214	$8.09	1,085,214	$8,535,797
(1) In February 2016, we announced the Board of Directors' authorization of a $20 million share repurchase program. This stock repurchase program extends for one year and may be suspended or terminated at any time without prior notice.
(2) Reflects the average price paid per share of the Company's common stock.
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5: OTHER INFORMATION
None.

ITEM 6: EXHIBITS
(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
10.1*	Employment Agreement dated as of March 8, 2016 by and between the Company and Leif O'Leary.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Calculation Linkbase Document
101.LAB+	XBRL Taxonomy Label Linkbase Document
101.PRE+	XBRL Taxonomy Presentation Linkbase Document
101.DEF+	XBRL Taxonomy Definitions Linkbase Document

* Filed herewith.
+ Attached as Exhibits 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

INTRALINKS HOLDINGS, INC.
By: /s/ Ronald W. Hovsepian
[Date: August 3, 2016]	Ronald W. Hovsepian President and Chief Executive Officer

By: /s/ Christopher J. Lafond
[Date: August 3, 2016]	Christopher J. Lafond Chief Financial Officer