Form 10-Q
period 2016-09-30
IntraLinks Holdings, Inc.
filed 2016-11-02
CIK 1488075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding at October 28, 2016
Common Stock, par value $0.001 per share	57,755,261

INTRALINKS HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
For the quarter ended September 30, 2016

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements
INTRALINKS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$47,862	$47,875
Investments	—	12,425
Accounts receivable, net of allowances of $5,801 and $4,265, respectively	53,074	50,360
Prepaid expenses	8,779	8,595
Other current assets	3,454	3,399
Total current assets	113,169	122,654
Fixed assets, net	15,700	20,789
Capitalized software, net	51,910	46,636
Goodwill	229,848	224,383
Other intangibles, net	21,561	38,106
Other non-current assets	5,575	7,619
Total assets	$437,763	$460,187
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,007	$10,094
Current portion of long-term debt, net of debt issuance costs	1,885	1,829
Deferred revenue	56,291	52,005
Accrued expenses and other current liabilities	26,577	29,856
Total current liabilities	89,760	93,784
Long-term debt, net of debt issuance costs	78,155	79,457
Other long-term liabilities	4,640	4,795
Commitments and contingencies
Stockholders' equity:
Undesignated preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding, respectively	—	—
Common stock, $0.001 par value; authorized 300,000,000 shares; issued 59,162,325 and 58,434,464 shares; outstanding 57,752,961 and 58,434,464 shares, respectively	59	58
Additional paid-in capital	464,629	456,141
Accumulated deficit	(183,669)	(169,594)
Accumulated other comprehensive loss	(4,322)	(4,454)
Treasury stock, 1,409,634 and 0 shares of common stock at cost, respectively	(11,489)	—
Total stockholders' equity	265,208	282,151
Total liabilities and stockholders' equity	$437,763	$460,187
 The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue	$75,414	$69,588	$219,088	$204,869
Cost of revenue	19,401	19,304	59,007	57,189
Gross profit	56,013	50,284	160,081	147,680
Operating expenses:
Sales and marketing	32,897	29,496	96,236	91,666
General and administrative	15,614	18,652	50,795	55,406
Product development	6,858	6,859	20,828	19,107
Total operating expenses	55,369	55,007	167,859	166,179
Income (loss) from operations	644	(4,723)	(7,778)	(18,499)
Interest expense	1,165	1,124	3,415	3,323
Amortization of debt issuance costs	143	143	429	429
Other (income) expense, net	(133)	151	979	989
Net loss before income tax	(531)	(6,141)	(12,601)	(23,240)
Income tax expense	700	420	1,474	1,164
Net loss	$(1,231)	$(6,561)	$(14,075)	$(24,404)
Net loss per common share:
Basic	$(0.02)	$(0.11)	$(0.25)	$(0.43)
Diluted	$(0.02)	$(0.11)	$(0.25)	$(0.43)
Weighted average number of shares:
Basic	56,916,485	57,446,774	57,303,394	56,970,515
Diluted	56,916,485	57,446,774	57,303,394	56,970,515

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net loss	$(1,231)	$(6,561)	$(14,075)	$(24,404)
Change in foreign currency translation adjustment (1)	(19)	(1,542)	132	(2,554)
Total other comprehensive (loss) income, net of tax	(19)	(1,542)	132	(2,554)
Comprehensive loss	$(1,250)	$(8,103)	$(13,943)	$(26,958)

(1) Net of tax benefit of $0.01 million and expense of $0.1 million for the three and nine months ended September 30, 2016, respectively, and net of tax benefit of $0 for both the three and nine months ended September 30, 2015

The accompanying notes are an integral part of these Consolidated Financial Statements.

INTRALINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine months ended September 30,
	2016	2015
Net loss	$(14,075)	$(24,404)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,539	20,222
Amortization of intangible assets	18,145	17,961
Stock-based compensation expense	8,288	8,932
Other, net	3,433	3,192
Changes in operating assets and liabilities:
Accounts receivable	(4,590)	(7,419)
Prepaid expenses and other assets	278	(2,510)
Accounts payable	(4,351)	2,254
Accrued expenses and other liabilities	(3,130)	349
Deferred revenue	3,525	3,577
Net cash provided by operating activities	27,062	22,154
Cash flows from investing activities:
Capitalized software development costs	(19,108)	(18,594)
Capital expenditures	(1,413)	(10,589)
Maturities of investments	12,384	6,750
Acquisition, net of cash acquired	(6,334)	—
Purchase of a cost method investment	—	(1,000)
Net cash used in investing activities	(14,471)	(23,433)
Cash flows from financing activities:
Purchases of treasury stock	(11,489)	—
Payments on long-term debt	(1,727)	(600)
Other, net	200	1,887
Net cash (used in) provided by financing activities	(13,016)	1,287
Effect of foreign exchange rate changes on cash and cash equivalents	412	(1,255)
Net decrease in cash and cash equivalents	(13)	(1,247)
Cash and cash equivalents at beginning of period	47,875	40,682
Cash and cash equivalents at end of period	$47,862	$39,435

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
Basis of Presentation
The accompanying unaudited Consolidated Financial Statements include the accounts of Intralinks Holdings and its subsidiaries. All intercompany balances and transactions have been eliminated. The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations.
In the opinion of management, the accompanying unaudited Consolidated Financial Statements contain all normal and recurring adjustments necessary for the fair statement of the Company's consolidated financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of the results to be expected for a full year. The financial statements contained herein are unaudited and should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue. ASU 2014-09 supersedes current revenue recognition guidance and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this update deferred the effective date of implementation of ASU 2014-09 by one year and is now effective for annual and interim reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), amending the principal-versus-agent implementation guidance set forth in ASU 2014-09. The amendment clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which amends certain aspects of the guidance set forth in the FASB's new revenue standard related to identifying performance obligations and licensing implementation. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Expedients, which clarifies implementation guidance in ASU 2014-09 on assessing collectability, noncash consideration, presentation of sales tax and completed contracts and contract modifications at transition. The Company is currently evaluating the impact of the adoption of these standards on its Consolidated Financial Statements.
In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which requires an entity to present debt issuance costs on the balance sheet as a direct deduction from the related liability rather than as an asset. ASU 2015-03 is effective for annual and interim reporting periods beginning after December 15, 2015. In August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are outstanding borrowings on the line-of-credit. As a result of the retrospective adoption of ASU 2015-03, at December 31, 2015, the Company reclassified capitalized deferred debt issuance costs of $0.5 million from "Other current assets" to "Current portion of long-term debt, net of debt issuance costs" and $1.0 million from "Other non-current assets" to "Long-term debt, net of debt issuance costs."
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
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for employee stock-based payment. This update provides clarification on guidance for employee share-based payments, in particular areas including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the impact of the adoption of these standards on its Consolidated Financial Statements.
2. Investments and Fair Value Measurements
The Company has classified its investments in corporate securities as held-to-maturity and, as such, has recorded them at amortized cost. Interest earned on these corporate securities is included in “Other expense (income), net” within the Consolidated Statements of Operations. The gross unrealized holding gains and losses for the three and nine months ended September 30, 2016 and 2015 were not material.
The Company held no investments at September 30, 2016. The following table summarizes these investments at December 31, 2015:

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

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	September 30, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Asset:
Money market funds as cash equivalents	$16,331	$16,331	$—	$—

	December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Asset:
Money market funds as cash equivalents	$17,143	$17,143	$—	$—
The Company's non-financial assets, which include goodwill, intangible assets, fixed assets, capitalized software and cost method investments, are adjusted to fair value only when an impairment charge is recognized. These fair value measurements are based predominantly on Level 3 inputs.
At September 30, 2016 and December 31, 2015, the carrying value of the Company's investments accounted for under the cost method totaled $3.0 million and $4.5 million, respectively, and are included in "Other non-current assets" on the Company's Consolidated Balance Sheets. During the nine months ended September 30, 2016, the Company recognized an impairment charge of $1.5 million related to the write-down of a cost method investment to its estimated fair value of zero. The decline in value was determined to be other-than-temporary due to the investee company’s inability to continue operations without new outside financing. The impairment charge is included in “Other (income) expense, net” in the Consolidated Statements of Operations.
3. Goodwill and Other Intangibles
At September 30, 2016 and December 31, 2015, the Company had $229.8 million and $224.4 million of goodwill, respectively. The additions to goodwill and other intangibles relate to the Company’s acquisition of Verilume, Inc., a cloud infrastructure company. The Company completed the purchase price allocation related to this transaction and recorded the acquired assets and assumed liabilities at their estimated fair values.
At September 30, 2016, other intangibles consisted of the following:

	Definite–Lived Intangible Assets
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Customer relationships	$141,973	$(131,789)	$10,184
Developed technology	135,792	(128,023)	7,769
Trade name	14,629	(11,330)	3,299
Non-compete agreements	1,687	(1,378)	309
Total	$294,081	$(272,520)	$21,561
At December 31, 2015, other intangibles consisted of the following:

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Definite–Lived Intangible Assets
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Customer relationships	$141,973	$(121,141)	$20,832
Developed technology	134,542	(121,634)	12,908
Trade name	14,629	(10,416)	4,213
Non-compete agreements	1,337	(1,184)	153
Total	$292,481	$(254,375)	$38,106
Amortization of intangible assets is classified in each of the operating expense categories as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Cost of revenue	$2,145	$2,083	$6,389	$6,248
Sales and marketing	3,550	3,549	10,648	10,648
General and administrative	373	354	1,108	1,065
Total	$6,068	$5,986	$18,145	$17,961
At September 30, 2016, amortization of intangible assets for each of the next five years and thereafter is estimated to be as follows:

Amount
(In thousands)
Remainder of 2016	$6,069
2017	12,224
2018	1,911
2019	966
2020	281
Thereafter	110
Total	$21,561
4. Fixed Assets
Fixed assets consisted of the following:

	September 30,	December 31,
	2016	2015
	(In thousands)
Computer equipment and software	$37,499	$37,200
Furniture, fixtures and office equipment	3,074	3,058
Leasehold improvements	6,355	6,213
Total fixed assets	46,928	46,471
Less: Accumulated depreciation and amortization	(31,228)	(25,682)
Fixed assets, net	$15,700	$20,789
Depreciation expense is classified in each of the operating expense categories as follows:

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Cost of revenue	$1,419	$1,181	$4,248	$3,416
Sales and marketing	302	304	985	918
General and administrative	190	245	608	750
Product development	134	133	433	430
Total	$2,045	$1,863	$6,274	$5,514
5. Capitalized Software
Capitalized software consisted of the following:

	September 30,	December 31,
	2016	2015
	(In thousands)
Capitalized internal-use software development costs	$164,669	$146,261
Less: Accumulated amortization	(112,759)	(99,625)
Capitalized software, net	$51,910	$46,636
Amortization expense is classified in each of the operating expense categories as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Cost of revenue	$4,175	$4,625	$12,774	$14,224
Sales and marketing	59	51	163	117
General and administrative	97	122	328	367
Total	$4,331	$4,798	$13,265	$14,708
6. Income Tax
The Company recorded an income tax expense of $0.7 million and $1.5 million despite a pre-tax loss of $0.5 million and $12.6 million for the three and nine months ended September 30, 2016, respectively, and recorded an income tax expense of $0.4 million and $1.2 million despite a pre-tax loss of $6.1 million and $23.2 million for the three and nine months ended September 30, 2015, respectively, primarily because the income tax benefit related to the U.S. pre-tax loss generated was subject to a valuation allowance. In addition, certain foreign jurisdictions generated pre-tax income that resulted in tax expense.
The Company is routinely under audit by federal, state, local and foreign tax authorities in the area of income tax. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service recently completed an audit of the Company’s federal tax returns for the years ended December 31, 2010 and 2011. Various other jurisdictions are open to examination for various tax years. Management believes it has adequately provided for all uncertain tax positions and any potential audit adjustments would not have a material impact on the Company’s liquidity, results of operations or financial condition.
Unrecognized tax benefits totaled $6.8 million and $5.5 million at September 30, 2016 and December 31, 2015, respectively. Management does not expect that the balance of unrecognized tax benefits will significantly increase or decrease over the next twelve months. If unrecognized tax benefits at September 30, 2016 are subsequently recognized, the Company's income tax expense would be reduced by $5.7 million ($0.7 million net of the impact of the Company’s valuation allowance).

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7. Debt
Long-term debt consisted of the following:

	September 30,	December 31,
	2016	2015
	(In thousands)
Term Loan Credit Facility	$78,000	$78,600
Equipment Loan Facility	3,591	4,719
Term Loan original issue discount	(387)	(507)
Term Loan unamortized debt issuance costs	(1,164)	(1,526)
Total debt, net of debt issuance costs	80,040	81,286
Less: current portion (Term Loan Credit Facility)	(318)	(318)
Less: current portion (Equipment Loan Facility)	(1,567)	(1,511)
Total current portion of debt, net of debt issuance costs	(1,885)	(1,829)
Total long-term debt, net of debt issuance costs	$78,155	$79,457
Based on available market information, the estimated fair value of the Company’s long-term debt was $79.2 million and $81.0 million as of September 30, 2016 and December 31, 2015, respectively. These fair value measurements were determined using Level 2 observable inputs, as defined in Note 2. The estimated fair value of our facility related to the purchase of equipment ("Equipment Loan Facility") approximates its carrying value at each reporting period.
As of September 30, 2016, the Company had $2.9 million in outstanding letters of credit issued under its Revolving Credit Facility.
The Term Loan Credit Facility and the Revolving Credit Facility (collectively, the "Credit Facilities") include covenants that restrict certain activities by the Company, as well as require the Company to comply with certain financial ratios such as a Consolidated Net Leverage Ratio and a springing Fixed Charge Coverage Ratio, as these terms are defined in the agreements governing the Credit Facilities. The agreements governing the Credit Facilities also contain other affirmative and negative covenants with which the Company is required to comply. The Term Loan Credit Facility requires partial prepayment of a portion of the principal outstanding in the event that the Company generates Consolidated Excess Cash Flow (as defined under the Term Loan Credit Facility) in excess of a certain threshold. This determination is to be made 90 days following the end of the preceding fiscal year, with any payment, if required, due within 105 days following the end of the preceding fiscal year. The Company was in compliance with all applicable covenants set forth in the Credit Facilities as of September 30, 2016 and there was no required prepayment for the year ended December 31, 2015.
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
Stock-based compensation expense related to all of the Company’s stock awards is included in operating expense categories, as follows:

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Cost of revenue	$217	$142	$544	$358
Sales and marketing	737	487	1,839	1,537
General and administrative	1,411	2,086	4,477	6,002
Product development	519	353	1,428	1,035
Total	$2,884	$3,068	$8,288	$8,932
9. Net Loss per Share
The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net loss (in thousands)	$(1,231)	$(6,561)	$(14,075)	$(24,404)
Denominator:
Weighted-average shares used to compute basic net loss per share	56,916,485	57,446,774	57,303,394	56,970,515
Effect of dilutive options, unvested shares of restricted stock awards and unvested restricted stock units	—	—	—	—
Weighted-average shares used to compute diluted net loss per share	56,916,485	57,446,774	57,303,394	56,970,515
Net loss per share:
Basic	$(0.02)	$(0.11)	$(0.25)	$(0.43)
Diluted	$(0.02)	$(0.11)	$(0.25)	$(0.43)
The following outstanding options to purchase common stock, unvested shares of restricted stock awards and unvested restricted stock units were excluded from the computation of diluted net loss per share for the periods presented as their inclusion would have been anti-dilutive:

	September 30,	September 30,
	2016	2015
Options to purchase common stock	3,875,077	4,170,107
Unvested shares of restricted stock awards	662,605	562,055
Unvested shares of restricted stock units	3,702,917	2,143,793
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

INTRALINKS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

damages, fines and penalties or require changes in business practices. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the Company's liquidity, results of operations or financial condition.
The Company is not currently aware of any pending or threatened material claims, charges, disputes, litigation and regulatory inquiries and investigations.
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

Results of Operations
The following table sets forth Consolidated Statements of Operations data as a percentage of revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	25.7%	27.7%	26.9%	27.9%
Gross profit	74.3%	72.3%	73.1%	72.1%
Operating expenses:
Sales and marketing	43.6%	42.4%	43.9%	44.7%
General and administrative	20.7%	26.8%	23.2%	27.0%
Product development	9.1%	9.9%	9.5%	9.3%
Total operating expenses	73.4%	79.0%	76.6%	81.1%
Income (loss) from operations	0.9%	(6.8)%	(3.6)%	(9.0)%
Interest expense	1.5%	1.6%	1.6%	1.6%
Amortization of debt issuance costs	0.2%	0.2%	0.2%	0.2%
Other (income) expense, net	(0.2)%	0.2%	0.4%	0.5%
Net loss before income tax	(0.7)%	(8.8)%	(5.8)%	(11.3)%
Income tax expense	0.9%	0.6%	0.7%	0.6%
Net loss	(1.6)%	(9.4)%	(6.4)%	(11.9)%
Comparison of the Three and Nine Months Ended September 30, 2016 and 2015
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(Dollars in thousands)
M&A	$39,226	$35,563	$3,663	10.3%	$111,439	$103,496	$7,943	7.7%
Enterprise	29,294	27,113	2,181	8.0%	86,507	79,703	6,804	8.5%
DCM	6,894	6,912	(18)	(0.3)%	21,142	21,670	(528)	(2.4)%
Total revenue	$75,414	$69,588	$5,826	8.4%	$219,088	$204,869	$14,219	6.9%
Total revenue for the three and nine months ended September 30, 2016 increased 8.4% and 6.9%, or 9.1% and 8.3% excluding the effects of foreign exchange, from 2015 to 2016, respectively.
M&A revenue for the three and nine months ended September 30, 2016 increased 10.3% and 7.7%, or 11.1% and 9.3% excluding the effects of foreign exchange, from 2015 to 2016, respectively. The growth in M&A revenue for the three and nine months ended September 30, 2016 was largely driven by a higher volume of strategic business transactions.
Enterprise revenue for the three and nine months ended September 30, 2016 increased 8.0% and 8.5%, or 8.9% and 9.8% excluding the effects of foreign exchange, from 2015 to 2016, respectively. The growth in Enterprise revenue for the three and nine months ended September 30, 2016 was primarily due to an increase in the number of enterprise customers year-over-year and revenue expansion within the existing customer base.
DCM revenue for the three and nine months ended September 30, 2016 remained comparable to 2015 with a decrease of 0.3% and 2.4% as reported and excluding the effects of foreign exchange from 2015 to 2016, respectively.

Cost of Revenue and Gross Profit

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(Dollars in thousands)
Cost of revenue	$19,401	$19,304	$97	0.5%	$59,007	$57,189	$1,818	3.2%
Gross profit	$56,013	$50,284	$5,729	11.4%	$160,081	$147,680	$12,401	8.4%
Gross margin	74.3%	72.3%	2.0 points		73.1%	72.1%	1.0 point
Cost of revenue for the three months ended September 30, 2016 was comparable to 2015.
Cost of revenue for the nine months ended September 30, 2016 increased $1.8 million, or 3.2%, from 2015 to 2016, primarily due increases in employee compensation and related expenses and higher software license and maintenance and hosting fees to support continued customer growth and investments in our platform.
Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(Dollars in thousands)				(Dollars in thousands)
Sales and marketing	$32,897	$29,496	$3,401	11.5%	$96,236	$91,666	$4,570	5.0%
General and administrative	15,614	18,652	(3,038)	(16.3)%	50,795	55,406	(4,611)	(8.3)%
Product development	6,858	6,859	(1)	—%	20,828	19,107	1,721	9.0%
Total operating expenses	$55,369	$55,007	$362	0.7%	$167,859	$166,179	$1,680	1.0%
Sales and marketing expense for the three and nine months ended September 30, 2016 increased $3.4 million and $4.6 million, or 11.5% and 5.0%, from 2015 to 2016, respectively, largely due to an increase in headcount as we continue to expand our sales capacity, partially offset by decreases in marketing expense and commissions to third-party partners primarily due to an initiative to expand our internal renewals department, which was previously primarily outsourced.
General and administrative expense for the three and nine months ended September 30, 2016 decreased $3.0 million and $4.6 million, or 16.3% and 8.3%, from 2015 to 2016, respectively, primarily due to management's focus on reducing our overall general and administrative expenses. In addition, stock-based compensation expense decreased $0.7 million and $1.5 million for the three and nine months ended September 30, 2016 primarily due to awards granted to key employees in prior years that became fully vested during the year ended December 31, 2015.
Product development expense for the three months ended September 30, 2016 was comparable to 2015. The increase in product development expense for the nine months ended September 30, 2016 of $1.7 million, or 9.0%, from 2015 to 2016, consisted of an increase in employee compensation and related expenses due to an increase in headcount, partially offset by an increase in the percentage of employee compensation and related expenses that were capitalized during the period, as well as a decrease in third-party labor expenses.
Total product development costs comprise product development expense and capitalized software, including capitalized interest.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(Dollars in thousands)				(Dollars in thousands)
Product development expense	$6,858	$6,859	$(1)	—%	$20,828	$19,107	$1,721	9.0%
Capitalized software development costs	5,731	6,333	(602)	(9.5)%	18,366	19,062	(696)	(3.7)%
Total product development costs	$12,589	$13,192	$(603)	(4.6)%	$39,194	$38,169	$1,025	2.7%
As a percentage of revenue	16.7%	19.0%			17.9%	18.6%
The decrease in total product development costs for the three months ended September 30, 2016 of $0.6 million, or 4.6%, was driven primarily by a decrease in third-party labor costs, partially offset by an increase in employee compensation and related expenses due to an increase in headcount. The increase in total product development costs for the nine months ended September

30, 2016 of $1.0 million, or 2.7%, from 2015 to 2016 was driven primarily by an increase in headcount, partially offset by a decrease in third-party labor costs.
Non-Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(Dollars in thousands)				(Dollars in thousands)
Interest expense	$1,165	$1,124	$41	3.6%	$3,415	$3,323	$92	2.8%
Amortization of debt issuance costs	$143	$143	$—	—%	$429	$429	$—	—%
Other (income) expense, net	$(133)	$151	$(284)	>(100)%	$979	$989	$(10)	(1.0)%
Interest expense and amortization of debt issuance costs for the three and nine months ended September 30, 2016 were comparable to 2015.
Other (income) expense, net comprises impairment charges, foreign currency transaction (gains) losses and interest income. Foreign currency transaction (gains) losses largely relate to the remeasurement of Euro and British Pound Sterling denominated accounts receivable held by entities where the Euro or British Pound Sterling is not the functional currency. Net foreign currency transaction (gains) losses were $(0.1) and $(0.5) and $0.2 and $1.1 for the three and nine months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016, we recognized an other-than-temporary impairment charge of $1.5 million related to the write-down of a cost method investment to its estimated fair value of zero due to the investee company's inability to continue operations without new outside financing.
Income Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Income tax expense	$700	$420	$1,474	$1,164
We recorded an income tax expense of $0.7 million and $1.5 million despite a pre-tax loss of $0.5 million and $12.6 million for the three and nine months ended September 30, 2016, respectively, and recorded an income tax expense of $0.4 million and $1.2 million despite a pre-tax loss of $6.1 million and $23.2 million for the three and nine months ended September 30, 2015, respectively, primarily because the income tax benefit related to the U.S. pre-tax loss generated was subject to a valuation allowance. In addition, certain foreign jurisdictions generated pre-tax income that resulted in tax expense.
We have a valuation allowance on our net U.S. deferred tax assets as we currently believe the assets will not be recoverable. Given expected improvements in business performance and other potential actions it is possible we could conclude in the near future that a valuation allowance will no longer be required. If we were to release the valuation allowance in the future, the current estimate of the GAAP income tax benefit that would be recognized could be as much as $26 million.
Business Measurements
We believe annualized recurring revenue ("ARR") and non-GAAP adjusted operating income are key business measurements as we use them internally to help us evaluate our performance, identify trends affecting our business, establish budgets, assess operational efficiencies, make strategic decisions and compensate our management.
ARR growth represents the percentage increase in the value attributable to all of our renewable subscription contracts for which revenue is recognized on a ratable basis as compared to the same date in the prior year. ARR is calculated as the annualized value of all renewable subscription contracts in effect at a specific point in time, without regard to the duration of the contract. ARR growth at September 30, 2016 was approximately 6% year-over-year, excluding the effects of foreign exchange.
Non-GAAP adjusted operating income represents the corresponding GAAP measure adjusted to exclude, if applicable: (1) amortization of intangible assets, (2) stock-based compensation expense and (3) impairment charges or asset write-offs. The table below provides a reconciliation of U.S. GAAP income (loss) from operations to non-GAAP adjusted operating income:

	Three Months Ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(In thousands)
Income (loss) from operations	$644	$(4,723)	$(7,778)	$(18,499)
Amortization of intangible assets	6,068	5,986	18,145	17,961
Stock-based compensation expense	2,884	3,068	8,288	8,932
Non-GAAP adjusted operating income	$9,596	$4,331	$18,655	$8,394
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
Financial Position, Liquidity and Capital Resources
Cash Flows

	September 30,
	2016	2015
	(In thousands)
Cash and cash equivalents	$47,862	$39,435

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$27,062	$22,154
Net cash used in investing activities	(14,471)	(23,433)
Net cash (used in) provided by financing activities	(13,016)	1,287
Effect of foreign exchange rate changes on cash and cash equivalents	412	(1,255)
Net decrease in cash and cash equivalents	$(13)	$(1,247)
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2016 was $27.1 million as a result of $35.3 million in cash generated from results of operations after adjusting for non-cash items, partially offset by a net decrease in our operating assets and liabilities of $8.3 million. The net decrease in operating assets and liabilities consisted primarily of an increase of $4.6 million in accounts receivable, primarily related to timing of cash collections, a decrease of $4.4 million in accounts payable related to timing of payments and a decrease of $3.1 million in accrued expenses and other liabilities, primarily related to payment of bonus and commissions related to 2015, partially offset by an increase of $3.5 million in deferred revenue. Additionally, net cash provided by operating activities during the nine months ended September 30, 2016 consisted of a net loss of $14.1 million plus adjustments for non-cash items of $49.4 million including (a) depreciation and amortization of $19.5 million, (b) amortization of intangible assets of $18.1 million, (c) stock-based compensation expense of $8.3 million and (d) an impairment charge of $1.5 million related to the write-down of a cost method investment to its fair value of zero.

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
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2016 and 2015 was $14.5 million and $23.4 million, respectively. Investments in capitalized software development costs for the nine months ended September 30, 2016 and 2015 were $19.1 million and $18.6 million, respectively. Cash used in investing activities related to capital expenditures during the nine months ended September 30, 2016 was $1.4 million compared to $10.6 million during the nine months ended September 30, 2015, which was primarily related to infrastructure projects. During the nine months ended September 30, 2016 and 2015, maturities of investments, comprising corporate securities, were $12.4 million and $6.8 million, respectively. During the nine months ended September 30, 2016, we used $6.3 million in cash for the acquisition of Verilume, Inc. During the nine months ended September 30, 2015, we purchased a minority interest in a privately held company for $1.0 million, which is accounted for under the cost method.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2016 of $13.0 million includes $11.5 million for the repurchase of 1.4 million shares of common stock at an average price of $8.13 per share and $1.7 million of debt repayments.
Net cash provided by financing activities for the nine months ended September 30, 2015 of $1.3 million includes $2.7 million related to the exercise of stock options and issuance of common stock, a $0.5 million payment of a holdback related to the acquisition of docTrackr, Inc. and $0.2 million of repayments of outstanding financing arrangements recorded in "Other, net" financing activities, partially offset by $0.6 million of debt repayments.
Liquidity and Capital Resources
Our principal sources of liquidity are our cash, cash equivalents and investments, as well as the cash flows we generate from operations. At September 30, 2016, we had $47.9 million in cash and cash equivalents and $53.1 million in accounts receivable, net of allowances. We have a $15.0 million Revolving Credit Facility, which expires on February 24, 2019, and is available as an additional source of financing. At September 30, 2016, we had $2.9 million in outstanding letters of credit under our Revolving Credit Facility.
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
We believe that our sources of funding will be sufficient to satisfy our normal operating requirements, including capital expenditures, share repurchases and principal payments on long-term debt, for at least the next twelve months. Our liquidity could be negatively affected by a decrease in demand for our services. In addition, we may make acquisitions and strategic investments or increase our capital expenditures that could reduce our cash and cash equivalents balances and as a result, we may need to raise additional capital through future debt or equity financing to provide for greater financial flexibility to fund these activities. Additional financing may not be available at all or on terms favorable to us.
The Term Loan Credit Facility requires us to comply with a Consolidated Net Leverage Ratio (as defined in the Term Loan Credit Facility) that must be less than or equal to 3.00 to 1.00. The calculation of our Consolidated Net Leverage Ratio permits us to net from our outstanding total indebtedness up to $20.0 million of our cash and cash equivalents. The Term Loan Credit Facility also requires partial prepayment of a portion of the principal outstanding in the event that we generate Consolidated Excess Cash Flow (as defined under the Term Loan Credit Facility) in excess of a certain threshold. If required, the prepayment is equal to 50% of our excess cash flow as measured on an annual basis, with step-downs to 25% and to 0% of our excess cash flow if our Consolidated Net Leverage Ratio (as defined in the Term Loan Credit Facility), is less than 2.00 to 1.00 and 1.00 to 1.00, respectively. Excess cash flow is generally defined as our adjusted EBITDA (as defined in the Term Loan Credit Facility) less debt service costs, unfinanced capital expenditures, unfinanced acquisition expenditures, and current income taxes paid, as adjusted for changes in our working capital. This determination is to be made 90 days following the end of the preceding fiscal year, with any payment, if required, due within 105 days following the end of the preceding fiscal year. Additionally, the Term Loan Credit Facility requires mandatory prepayment of the term loans from the net proceeds of certain asset sales outside the ordinary course of business and from proceeds of property insurance and condemnation events, in each case subject to our right to reinvest those proceeds in assets used in our business. The Revolving Credit Facility includes a springing Fixed Charge Coverage Ratio (as defined in the Revolving Credit Facility), which we must comply with any time our cash and cash equivalents held in deposit or securities accounts subject to a lien in favor of our revolving loan lenders falls below $10.0 million or if an Event of Default (as defined in the Revolving Credit Facility) occurs, in either case, a "Fixed Charge Coverage Trigger Event." In the event a Fixed Charge Coverage Trigger Event occurs, the Fixed Charge Coverage Ratio must be greater than or equal to 1.10 to 1.00. We were in compliance with all applicable covenants at September 30, 2016 and there was no required prepayment for the year ended December 31, 2015.
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
The agreements governing our Credit Facilities also contain customary events of default, including, but not limited to, uncured cross-defaults among these agreements. In addition, an uncured default under our facility related to the purchase of equipment ("Equipment Loan Facility") would result in a cross-default under our Term Loan Credit Facility and our Revolving Credit Facility. Although we currently expect to remain in compliance with these existing covenants, any breach of these covenants or a change in control could result in a default and subsequent cross-defaults, under our credit agreements, which could cause all of the outstanding indebtedness to become immediately due and payable and terminate all commitments from our lenders to extend further credit.
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
Our corporate credit ratings and rating agency outlooks as of September 30, 2016 are summarized in the table below.

Rating Agency	Rating	Outlook
Moody's	B2	Stable
Standard & Poor's	B+	Negative
Contractual Obligations and Commitments
At September 30, 2016, there have been no material changes to our contractual obligations, commitments and off-balance sheet arrangements since the disclosure included in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
At September 30, 2016, there have been no material changes to our exposure to market risk since the disclosure included in Part II, Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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
None.
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
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the three and nine months ended September 30, 2016, we did not issue or sell any shares of our common stock pursuant to unregistered transactions.
Issuer Purchases of Equity Securities
In February 2016, we announced the Board of Directors' authorization of a $20 million share repurchase program. This stock repurchase program extends for one year and may be suspended or terminated at any time without prior notice. During the three months ended September 30, 2016, we did not repurchase any shares of our common stock.
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4: MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5: OTHER INFORMATION
None.
ITEM 6: EXHIBITS
(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
10.1
Intralinks Holdings, Inc. 2010 Equity Incentive Plan as Amended and Restated, together with forms of award agreements (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2016).

10.2*	Intralinks Holdings, Inc. Second Amended and Restated 2010 Employee Stock Purchase Plan.
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document
101.SCH+	XBRL Taxonomy Extension Schema Document
101.CAL+	XBRL Taxonomy Calculation Linkbase Document
101.LAB+	XBRL Taxonomy Label Linkbase Document
101.PRE+	XBRL Taxonomy Presentation Linkbase Document
101.DEF+	XBRL Taxonomy Definitions Linkbase Document

* Filed herewith.
+ Attached as Exhibits 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows and (v) related notes to these financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

INTRALINKS HOLDINGS, INC.
By: /s/ Ronald W. Hovsepian
Date: November 2, 2016	Ronald W. Hovsepian President and Chief Executive Officer

By: /s/ Christopher J. Lafond
Date: November 2, 2016	Christopher J. Lafond Chief Financial Officer